Form 10-K
period 2018-12-31
TPT GLOBAL TECH, INC.
filed 2019-04-11
CIK 1661039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

333-222094

Commission file number

TPT Global Tech, Inc.
(Exact name of registrant as specified in its charter)

Florida	81-3903357
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

501 West Broadway, Suite 800 San Diego, CA	92101
(Address of principal executive offices)	(Zip Code)

(619) 301-4200

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes   ☒ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at December 31, 2018, computed by reference to the price at which the common equity was last sold ($0.177), as of the last business day of the registrant’s most recently completed fiscal quarter (June 30, 2018), was $11,311,922.

As of April 4, 2019, there were 136,953,904 common shares, $0.001 par value, issued and outstanding.

PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

·	the uncertainty of profitability based upon our history of losses;

·	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

·	risks related to our operations and

·	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

ITEM 1. BUSINESS.

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our,” “TPT Global,” or the “Company” are to TPT Global Tech, Inc.

DESCRIPTION OF BUSINESS

We are based in San Diego, California, and operate as a Media Content Hub for Domestic and International syndication Technology/Telecommunications company operating on our own proprietary Global Digital Media TV and Telecommunications infrastructure platform and also provides technology solutions to businesses domestically and worldwide. We offer Software as a Service (SaaS), Technology Platform as a Service (PAAS), Cloud-based Unified Communication as a Service (UCaaS) and carrier-grade performance and support for businesses over our private IP MPLS fiber and wireless network in the United States. Our cloud-based UCaaS services allow businesses of any size to enjoy all the latest voice, data, media and collaboration features in today's global technology markets. We also operate as a Master Distributor for Nationwide Mobile Virtual network Operators (MVNO) and Independent Sales Organization (ISO) as a Master Distributor for Pre-Paid Cellphone services, Mobile phones, Cellphone Accessories and Global Roaming Cellphones.

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2018, our last fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1,000,000,000 or (ii) we issue more than $1,000,000,000 in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

As an emerging growth company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable to generally reporting companies. These provisions include:

-	A requirement to have only two years of audited financial statement and only two years of related Management Discussion and Analysis Disclosures:

-	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

-	No non-binding advisory votes on executive compensation or golden parachute arrangements.

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934. Such sections are provided below:

Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.

Sections 14A(a) and (b) of the Securities and Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

We have already taken advantage of these reduced reporting burdens in this Form 10-K, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.  We are choosing to irrevocably opt out of the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.

HISTORY

We were originally incorporated in 1988 in the state of Florida. TPT Global, Inc., a Nevada corporation formed in June 2014, merged with Ally Pharma US, Inc., a Florida corporation, (“Ally Pharma”, formerly known as Gold Royalty Corporation) in a “reverse merger” wherein Ally Pharma issued 110,000,000 shares of Common Stock, or 80% ownership, to the owners of TPT Global, Inc. and Ally Pharma changed its name to TPT Global Tech, Inc. In 2014, we acquired all the assets of K Telecom and Wireless LLC (“K Telecom”) and Global Telecom International, LLC (“Global Telecom”). Effective January 31, 2015, we completed our acquisition of 100% of the outstanding stock of Copperhead Digital Holdings, Inc. (“Copperhead Digital”) and Subsidiaries, TruCom, LLC (“TruCom”), Nevada Utilities, Inc. (“Nevada Utilities”) and CityNet Arizona, LLC (“CityNet”). In October 2015, we acquired the assets of both Port2Port, Inc. (“Port2Port”) and Digithrive, Inc. (“Digithrive”). Effective September 30, 2016, we

acquired 100% ownership in San Diego Media, Inc. (“SDM”). In December 2016, we acquired the Lion Phone technology. In October and November 2017, we entered into agreements to acquire Blue Collar, Inc. (“Blue Collar”), and certain assets of Matrixsites, Inc. (“Matrixsites”) which we have completed. The Blue Collar transaction closed as of September 1, 2018 and the acquisition of certain assets of Matrixsites closed on October 31, 2017.

We are based in San Diego, California, and operate as a Media Content Hub for Domestic and International syndication Technology/Telecommunications company operating on our own proprietary Global Digital Media TV and Telecommunications infrastructure platform and also provides technology solutions to businesses domestically and worldwide. We offer Software as a Service (SaaS), Technology Platform as a Service (PAAS), Cloud-based Unified Communication as a Service (UCaaS) and carrier-grade performance and support for businesses over our private IP MPLS fiber and wireless network in the United States. Our cloud-based UCaaS services allow businesses of any size to enjoy all the latest voice, data, media and collaboration features in today's global technology markets. We also operate as a Master Distributor for Nationwide Mobile Virtual network Operators (MVNO) and Independent Sales Organization (ISO) as a Master Distributor for Pre-Paid Cellphone services, Mobile phones, Cellphone Accessories and Global Roaming Cellphones.

We anticipate needing an estimated $16,900,000 in capital to continue our business operations and expansion. We do not have all committed sources for these additional funds and will need to be obtained through debt or equity placements or a combination of those. As part of this $16,900,000, we will need to pay a total of $1,600,000 in a Seller loan by April 2019 for the acquisition of the Blue Collar assets and $4,000,000 to pay a seller note payable as part of the consideration of ViewMe Live technology in 2017, due $2,000,000 from debt proceeds intended to be obtained from debt proceeds in 2019 and from the second Company public offering intended to be in 2019. We do not have a committed source of those funds.

Our executive offices are located at 501 West Broadway, Suite 800, San Diego, CA 92101 and the telephone number is (619) 301-4200 We maintain a website at www.tptglobaltech.com, and such website is not incorporated into or a part of this filing.

4

CORPORATE STRUCTURE

Our corporate structure is as follows:

CURRENT BUSINESS

Company Overview

Through key acquisitions, in 2015 we launched wholesale and retail operations in the United States and Internationally. These first acquisitions with their customer bases, Distribution Channels and Technology are the base for our organic growth strategy opportunities to cross pollinate or sell our planned New Generation, New Media Technology products and services, Domestically and Internationally.

We, and our related companies and acquisitions, are seeking to be an innovative Telecom/CUBS (Cloud Unified Businesses Services) as one of the first to combine recurring Telecom, Mobile Banking, Media and Data/Cloud Services revenue under one roof, and then bring all relevant data from those services into a proprietary information matrix platform capable of delivering a “Daily and Intelligent Dashboard” to our Domestic and International customers. Such a cohesive combination of services and information from a single provider has been heretofore nonexistent. We intend to pioneer an integrated communication services and information technology suite, to empower companies with vital communications services technology, and highly relevant diagnostic information.

To date we have generated revenues primarily through operating as a Competitive Local Exchange Carrier (“CLEC”) in Arizona. Our primary revenues in 2018 and 2017 are primarily from telecommunications services and products.

Our operating divisions historically have been those that sell telecommunications services and those that sale telecommunications products. Cloud based services assets were acquired in 2016 and are intended to be more of a contributing factor to revenues in 2019 and forward.

Our Key Divisions: K Telecom and Global Telecom- GSM Distribution

K Telecom and Global Telecom are located in the Northwest of the United States and sell and distribute GSM Cell Phone and Prepaid GSM Services for MVNO’s (Mobile Virtual Network Operators) through approximately 100 brick and mortar retail store-front locations in Washington and Oregon.

Our TruCom, LLC– CLEC–Phoenix, Arizona

Our TruCom division, a subsidiary of Copperhead Digital Holdings, LLC, is a Facilities Based Competitive Local Exchange Carrier (CLEC) headquartered in Phoenix, AZ. Founded in 2006 (as Copperhead Digital Carrier) for the purpose of operating a state-of-the-art Fiber Optic Network constructed by and acquired from Adelphia Communications, TruCom now operates its own carrier class Fiber Optic Network, state-of-the-art Wireless Point-to-Point network, and Patent Pending proprietary “Bulletproof”™ technology seamlessly integrating the two.

TruCom offers Phone, Internet, Fiber Optic, Wireless, Hosted PBX, Wi-Fi, Wi-Max, Engineering, Cabling, Wiring and Cloud services. With a penchant for pushing the envelope, TruCom has pioneered innovative, hosted firewall and managed MPLS service technologies (SuperCore MPLS™) and was the Industry first to engineer patent-pending failover services utilizing our own fiber optic and wireless networks to guarantee business continuity and service uptime. Located in multiple Local Serving Offices and Points of Presence (POP’s) in the primary Data Centers in the market, TruCom’s extensive Fiber Optic Network runs through the heart of the most densely populated corridors of the Greater Phoenix Metro Area. Their Wireless Point to Point and Point to Multipoint Network is fed by the infinitely scalable capacity of the Fiber Optic Network and consists of more than 16 Major Access Points. This footprint not only provides coverage throughout the metro area, but also spans into outlying Cities, often providing the only carrier grade solution available in the region. TruCom’s substantial Network Assets, Innovative Service Offerings, and Dedicated Customer Service have driven a substantial increase in revenue each year over the past several years.

Our Port2Port Assets

We acquired assets that relate to reseller call termination both domestically and internationally in Dallas Texas of Port2Port. These assets provide approximately 100 Domestic and international customers and vendors terminating wholesale calls domestically and internationally.

Our San Diego Media Division

San Diego Media, Inc. (“SDM”)(www.sandiegomedia.com) is an established Southern California based software engineering and Internet e-commerce marketing services company that provides enterprise-class integrated solutions for manufacturers, retailers, and distributors focused on developing solutions for companies seeking online growth and profitability.

Founded in 1999, historically the primary market offering has been MaxEXP®, a proven stable, productivity-enabling proprietary eCommerce platform, built on open-standards technology that empowers companies to deploy and manage eCommerce offerings at lower cost and at less time than required to deploy more conventional high-end solutions — and, we believe, all without sacrificing the essential merchandising functionality, customizability, extensibility, scalability, security, and performance that much more expensive solutions provide. MaxEXP supports both B2B and B2C functionality simultaneously which few other eCommerce solutions will provide successfully out-of-the-box.

These early engagements have enabled SDM to solidify and refine the core SDM technology architecture and to enhance the platform with market-driven merchandising features and functionality. SDM has made significant R&D investments in operational infrastructure including sophisticated monitoring systems, comprehensive security, time-tracking, client management tools, and continuous compliance with the demanding payment card industry (PCI) standards.

SDM has complemented these systems with a full range of automated and enterprise-class capabilities for fully integrating with customer’s legacy systems, call centers, fulfillment houses, and other critical business process applications.

SDM has complimented its technologies with a wider range of professional internet and marketing services that enables client success, to create successful business relationships over long-term.

As the market has changed through the years SDM has continued to innovate and expand its strategic and technology development partnerships; these include, MIndTouch, BigCommerce, Avalara, CPC Strategies, eBridge, Imperva Incapsula, Chris Chase Design. SDM’s newest client is based in Singapore and it represents its most innovative use of technologies to date.

Blue Collar Production Division

Our production division, Blue Collar Productions (formerly Blue Collar, Inc.), creates original live action and animated content productions and has produced hundreds of hours of material for the television, theatrical, home entertainment and new media markets. Mr. Rowen, our CEO of Blue Collar, works closely with major television networks, cable channels and film studios to produce home entertainment products.

The Documentary film group at Blue Collar recently completed a film on the cultural impact of Goodfellas: 20 Years Later that featured Martin Scorsese, Robert DeNiro, Lorraine Bracco, Leonardo DiCaprio and many others. They have also produced a series of film anthologies for Turner Classic Movies. Blue Collar is currently in production on Built To Fail, which is a look at the history of street wear. The film features Tommy Hilfiger, Russell Simmons and a host of notable street wear designers. They are also in pre-production on The 29 Club, a look at notable musicians who all tragically died at age 29; Memories in Music, which is an in-depth study of the impact of memory through music on Alzheimer’s patients and Faces of Vegas, an exploration into the culture of Las Vegas, Nevada.

Blue Collar Productions currently has the feature film Looking For Alaska, based on the John Green novel, producing for Paramount Pictures. The company produced for a pilot for MTV for a possible series, “My Jam” aired in the Fall of 2016. Blue Collar has also produced two seasons of “Caribbean’s Next Top Model Season.”

Blue Collar Productions designs branding and marketing campaigns and has had contracts with some of the world’s largest companies including PepsiCo, Intel, HP, WalMart and many other Fortune 500 companies. Additionally, they create motion picture, television and home entertainment marketing campaigns for studios including Sony, DreamWorks, Twentieth Century Fox, Universal Studios, Paramount Studios, and Warner Brothers.

The CEO of this division, Mr. Rowen, has worked with filmmakers including Steven Spielberg, Ron Howard, Brett Ratner and James Cameron. Mr. Rowen also has very close working relationships with actors including Tom Hanks, Brad Pitt, Julia Roberts, Robert Downey, Jr., Denzel Washington, Ryan Gosling, Sofia Vergara, Mariska Hargitay and many others.

Prior to starting Blue Collar Productions, Mr. Rowen functioned as the head of home entertainment production for DreamWorks SKG from 1997 to 2000. He also serves as the President of Long Leash Entertainment, an aggregator of entertainment based intellectual property and creator of high-end entertainment content.

Technology Company Overview

Our Company was formed as the successor of two US Corporations, Ally Pharma US, a Pharmaceutical technology research company founded in 1988 and TPT Global Inc. a Media Content, Voice and Data, Interconnect and International gateway provider. TPT Global Tech is headquartered in San Diego, California and operates as a holding company for its Media, Smartphone, Network, Content and SaaS (Software as a Services) domestic and international businesses.

Historically and through key acquisitions we launched Telecommunications wholesale and retail operations in the United States and Internationally. These first acquisitions with their Customer Bases, Distribution Channels and Technology are the base for our organic growth strategy and provide opportunities to cross sell our platforms and New Media Technology products and services Domestically and Internationally.

We operate as a Media Content Hub for Domestic and International syndication, Technology/Telecommunications company using on our own proprietary Global Digital Media TV and Telecommunications infrastructure platform and we also provides technology solutions to businesses worldwide. We offer Software as a Service (SaaS), Technology Platform as a Service (PAAS), Cloud-based Unified Communication as a Service (UCaaS) and carrier-grade performance and support for businesses over our private IP MPLS fiber and wireless network in the United States. Our cloud-based UCaaS services allow businesses of any size to enjoy all the latest voice, data, media and collaboration features in today's global technology markets. We also operate as a Master Distributor for Nationwide Mobile Virtual Network Operators (MVNO) and Independent Sales Organization (ISO) as a Master Distributor for Pre-Paid Cellphone services, Mobile phones, Cellphone Accessories and Global Roaming Cellphones.

Our technologies “Gathers Big Data” to predict our customers’ viewing and spending habits. We then deliver Products and Services to support that estimated demand and share advertising revenues with our Content, Digital Media and Linear Broadcast Partners worldwide.

Each of our four divisions contributes to the launch of our global Content delivery platform “ViewMe Live” and creates cross pollinating revenue opportunities and a closed Global E-commerce Eco environment which we believe will help us execute our short and long term corporate objectives. Our Content Division which consists of Blue Collar Productions (our TV and Film content Production company) creates original content and in some cases third party content. Once Content has been produced we will then broadcast and delivered that content over our proprietary Mobile TV Platform on our proprietary Trucom Telecommunication Network infrastructure domestically and internationally.

Our corporate goal is to work within our four in house divisions (Smartphone, Network, Content and SaaS) to launch hardware sales and build a viewer subscriber base domestically and internationally. This edge device deployment would deliver free Content, free Linear Broadcast feeds and Social Media features on our Free proprietary Mobile app platform with the anticipation to aggregate and showcase our original and third-party Content, Digital Media and Linear broadcast feeds from and too the four corners of the Globe.

All of the back technology or features for ViewMe Live have been developed and we anticipate spending an additional $500,000 USD to complete the front-end features which believe will take approximately 120 days from our funding event.

We have generated revenues in 2018 and 2017, primarily through operating as a Facilities Based Telecommunications Competitive Local Exchange Carrier (“CLEC”) in Arizona. The company currently operates an approximate 58 miles Fiber optic ring throughout the greater Phoenix valley offering such services as Basic Residential Phone service, Basic Business phone service, POT’s lines, Basic Fiber Broadband Internet services, Wireless Internet Services, Toll Free 800 services, EFax, Erate, Dedicated T-1 Services, Auto Attendant, SIP Trunks, Mobile and VoiP services. These services will continue for the forseeable future weighted heavily towards offering more Wireless Internet services and the Fiber Ring will be transformed into a Private Test facility to be offered for rent to businesses needing a private network to test new products for proof of concept purposes.

We, and our related acquired companies are seeking to be an innovative Media-Telecom/CUBS (Cloud Unified Businesses Services) company and one of the first to combine recurring Telecom, Media and Data/Cloud Services revenue under one roof, then bring all relevant data from those services into a proprietary telecom infrastructure and information matrix platform capable of delivering a “Daily and Intelligent Dashboard” to our Domestic and International customers. Such a planned cohesive combination of services and information from a single provider has been heretofore nonexistent. We intend to pioneer an integrate communication services and information technology suites to empower individuals and companies with vital communications, Smartphone, Network, Content, SaaS (Software as A Service), New Media Technology products and services, and valuable relevant diagnostic information both Domestically and Internationally.

We are currently able to deliver a live Global TV Broadcast and Social Media Platform utilizing a Mobile App technology on our proprietary Content Delivery Network. We plan to expand our Cloud Unified Business Services (CUBS) technology-based business services unifying multiple services from the cloud.

CUBS (Cloud Unified Business Services) - We are a CUBS provider, acquiring customers and then cross selling additional products and services through our proprietary Wrap Around Relationship Marketing (WARM) system, intending to make the customers very sticky.

Planned Activities

Big Data & Predictive Analytics - Our capability to utilize our proprietary aggregation platform to gather data from our hardware and software edge device (End Users) deployments positions the Company to be a leader in predictive analytics.

Cross-Sales – Our growth strategy through complimentary acquisitions may create opportunities to cross and sell its New Generation, New Media technology products and services to a growing customer base across multiple distribution channels, both domestically and internationally.

Market Launch - Through our acquisition of View-me Live from Matrix, we have acquired the live backend broadcast Network technology for our Global Mobile TV and Social Media platform. Subject to raising capital ($500,000) from our fund-raising activities we believe we are approximately 120 days from completing the frontend development component to launch its “View-me Live” Mobile APP delivery platform at an estimated cost of $500,000 USD.

Liquidity and Capital Resource Needs

	SaaS		/----------Content------/			/---------Network--------/			Phone	General
Initial Proposed Uses of Funds:
	San Diego Media		Blue Collar		ViewMe Live	Proposed Acquisition		Lion Phone 4K Units	General	2019 Acq Totals
Est. Build-Out Costs-Complex	$	---		---	---		---	---	---	$—
Studio Equip		---		---	$400,000		---	---	---	$400,000
Hardware Manufacturing		---		---	---		---	$500,000	---	$500,000
ViewMe Live Completion		---		---	$2,000,000		---	---	---	$2,000,000
Initial Capx	$	---	$	---	$2,400,000	$	---	$500,000	$ ---	$2,900,000
Cash for Acquisitions		---		---	---		$3,000,000	---	---	$3,000,000
Seller Note Retirement		$250,000		$1,600,000	$4,000,000		---	$400,000	---	$6,250,000
Marketing Budget		---		---	$1,000,000		---	1,000,000	250,000	$2,250,000
General Working Capital		$100,000		---	---		---	---	$2,400,000	$2,500,000
Real Estate Acquisition		---		---	---		---	---	---	$ ---
Total Project Cost		$350,000		$1,600,000	$7,400,000		$3,000,000	$1,900,000	$2,650,000	$16,900,000

Quarter by Quarter Analysis	SaaS	/---------------Content-----------/		Network	Phone		General	Total
Capital :
2019
1st	---	---	---	$ 500,000		---	---	$500,000
2nd	$250,000	$1,600,000	$2,400,000	$2,500,000		$900,000	---	$7,650,000
3rd	---	---	$2,000,000	---		---	---	$2,000,000
4th	---	---	$2,000,000	---		---	---	$2,000,000
Working Capital:
2019
1st	---	---	---	---	$	---	$400,000	$400,000
2nd	$100,000	---	$100,000	---		$350,000	$1,250,000	$1,800,000
3rd	---	---	$450,000	---		$350,000	$500,000	$1,300,000
4th	---	---	$450,000	---		$300,000	$500,000	$1,250,000
	$350,000	$1,600,000	$7,400,000	$3,000,000		$1,900,000	$2,650,000	$16,900,000

Projected Capital Phases
Private Placement (negotiations pending)	06/30/2019	$16,900,000
$16,900,000

QUARTERLY BUDGET

			2019
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

SaaS	—	$250,000	—	—	$250,000
WC	—	$100,000	—	$—	$100,000
Content	—	$4,000,000	$2,000,000	$2,000,000	$8,000,000
WC	—	$100,000	$450,000	$450,000	$1,000,000
Network	$500,000	$2,500,000	$—	$—	$3,000,000
Phone	—	$900,000	—	—	$900,000
WC	—	$350,000	$350,000	$300,000	$1,000,000
General	$400,000	$1,250,000	$500,000	$500,000	$2,650,000

	$900,000	$9,450,000	$3,300,000	$3,250,000	$16,900,000

RECENT ACQUISITIONS OF OPERATING DIVISIONS/SUBSIDIARIES

Blue Collar Production Division

Our production division, Blue Collar Productions (formerly Blue Collar, Inc.), creates original live action and animated content productions and has produced hundreds of hours of material for the television, theatrical, home entertainment and new media markets. Mr. Rowen, our CEO of Blue Collar, works closely with major television networks, cable channels and film studios to produce home entertainment products.

The Documentary film group at Blue Collar recently completed a film on the cultural impact of Goodfellas: 20 Years Later that featured Martin Scorsese, Robert DeNiro, Lorraine Bracco, Leonardo DiCaprio and many others. They have also produced a series of film anthologies for Turner Classic Movies. Blue Collar is currently in production on Built To Fail, which is a look at the history of street wear. The film features Tommy Hilfiger, Russell Simmons and a host of notable street wear designers. They are also in pre-production on The 29 Club, a look at notable musicians who all tragically died at age 29; Memories in Music, which is an in-depth study of the impact of memory through music on Alzheimer’s patients and Faces of Vegas, an exploration into the culture of Las Vegas, Nevada.

Blue Collar Productions currently has the feature film Looking For Alaska, based on the John Green novel, producing for Paramount Pictures. The company produced for a pilot for MTV for a possible series, “My Jam” aired in the Fall of 2016. Blue Collar has also produced two seasons of “Caribbean’s Next Top Model Season.”

Blue Collar Productions designs branding and marketing campaigns and has had contracts with some of the world’s largest companies including PepsiCo, Intel, HP, WalMart and many other Fortune 500 companies. Additionally, they create motion picture, television and home entertainment marketing campaigns for studios including Sony, DreamWorks, Twentieth Century Fox, Universal Studios, Paramount Studios, and Warner Brothers.

The CEO of this division, Mr. Rowen, has worked with filmmakers including Steven Spielberg, Ron Howard, Brett Ratner and James Cameron. Mr. Rowen also has very close working relationships with actors including Tom Hanks, Brad Pitt, Julia Roberts, Robert Downey, Jr., Denzel Washington, Ryan Gosling, Sofia Vergara, Mariska Hargitay and many others.

Prior to starting Blue Collar Productions, Mr. Rowen functioned as the head of home entertainment production for DreamWorks SKG from 1997 to 2000. He also serves as the President of Long Leash Entertainment, an aggregator of entertainment based intellectual property and creator of high-end entertainment content.

Our Business Methods

Centralized Platform and New Generation Network

We are now operating a next-generation broadband network reselling other companies’ networks on a wholesale arbitrage basis (buying and reselling other companies’ capacity) on our centralized VIVO Platform. We are interconnected to U.S. and International carriers to date. Once funded, we intend to deploy our own in-country networks in the targeted emerging markets. This will enable us to be able to provide better quality termination and increase our operating margins. We believe our platform will produce substantial operational cost savings. Because of our pricing advantage, we are able to offer our clients products and services at an attractive pricing structure, creating a strong competitive advantage. Based on our low network operating costs and low-cost infrastructure, we believe we may penetrate emerging markets with little network build-out and at a reasonable price. Management believes that our service offerings will be well received in emerging markets based on existing relationships and pricing structure, which will enable us to set the industry standard with little competition.

Once we establish in-country networks, we will be able to market Phones, Networks, Content and SaaS products targeted to specific subgroups that coincide with the country/region where we have a network in place or a strategic partnership network in place.

Use of Incumbent Networks

Under formal agreements we can privately brand and resell incumbent carriers’ underlying broadband networks, while deploying our own Wimax/Wi-Fi/GSM service plans and mobile handsets.

As a true value add, our VIVO billing platform allows us to manage the billing and routing, offering our customers a seamless, branded network from anywhere we maintain a relationship. By way of incumbent operator networks, we can sell and market to retail and wholesale customers without the high infrastructure costs associated with deploying our own network. If and when the revenues justify the cost of constructing our own network, we plan to investigate adding a wireless Broadband/ GSM network, and transfer our customer base in a final step to reduce costs of goods sold long-term.

Wholesale Termination

Wholesale termination is the reselling of excess network capacity on a reciprocal basis to other telecom carriers both domestically and internationally. Due to the large number of carrier relationships we have in the US and abroad, we believe we can immediately increase our wholesale termination in each country in which we have a license to operate. This wholesale activity generates additional cash flow immediately if successfully implemented. Wholesale termination is a low risk, low margin business.

Service Description

Our next-generation wireless Broadband/GSM network relies on non-line-of-sight technology. This will provide a level of performance comparable to that delivered by evolving Worldwide Interoperability of Microwave Access (WiMAX) standards. The cost advantage equates to substantial reductions of fixed costs as compared to building traditional, legacy, and switched networks.

Our products and marketing strategy unifies the various features available in today’s telecommunication environment including:

•	Significant international broadband capacity

•	High quality VoIP communication

•	Cellular/GSM and Wi-Fi wireless convergence

•	IPTV, Content Applications and Financial Services Products

•	Remote network management

•	Sophisticated Prepaid, Wholesale and Retail billing

•	CRM management; and Intranet Build-out, back office management and reporting.

Our Business Segments

Our business segment consists generally of providing strategic, legacy and data integration products and services to small, medium and enterprise business, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our collocation, hosting, broadband, VoIP, information technology and other ancillary services. Our services offered to these customers primarily include local and long-distance voice, inducing the sale of unbundled network elements (“UNEs”), switched access and other ancillary services. Our product offerings include the sale of telecommunications equipment located on customers’ premises and related products and professional services, all of which are described further below.

Our products and services include local and long-distance voice, broadband, Ethernet, collocation, hosting (including cloud hosting and managed hosting), data integration, video, network, public access, VoIP, information technology and other ancillary services.

We offer our customers the ability to bundle together several products and services. For example, we offer integrated and unlimited local and long-distance voice services. Our customers can also bundle two or more services such as broadband, video (including through our strategic partnerships), voice services. We believe our customers value the convenience and price discounts associated with receiving multiple services through a single company.

Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment.

Described in greater detail below are our key products and services.

K Telecom and Global Telecom- GSM Distribution

K Telecom and Global Telecom are located in the Northwest of the United States and sell and distribute GSM Cell Phone and Prepaid GSM Services for MVNO’s (Mobile Virtual Network Operators) through approximately 100 brick and mortar retail store-front locations in Washington and Oregon.

TruCom, LLC– CLEC–Phoenix, Arizona

Our TruCom division, a subsidiary of Copperhead Digital Holdings, LLC, is a Facilities Based Competitive Local Exchange Carrier (CLEC) headquartered in Phoenix, AZ. Founded in 2006 (as Copperhead Digital Carrier) for the purpose of operating a state-of-the-art Fiber Optic Network constructed by and acquired from Adelphia Communications, TruCom now operates its own carrier class Fiber Optic Network, state-of-the-art Wireless Point-to-Point network, and Patent Pending proprietary “Bulletproof”™ technology seamlessly integrating the two.

TruCom offers Phone, Internet, Fiber Optic, Wireless, Hosted PBX, Wi-Fi, Wi-Max, Engineering, Cabling, Wiring and Cloud services. TruCom offers hosted firewall and managed MPLS service technologies (SuperCore MPLS™).

The company currently operates an approximate 58 miles Fiber optic ring throughout the greater Phoenix valley offering such services as Basic Residential Phone service, Basic Business phone service, POT’s lines, Basic Fiber Broadband Internet services, Wireless Internet Services, Toll Free 800 services, EFax, Erate, Dedicated T-1 Services, Auto Attendant, SIP Trunks, Mobile and Voip services.

Port2Port Division

Assets for reseller call termination both domestically and internationally in Dallas Texas. These assets provide approximately 100 Domestic and international customers and vendors terminating wholesale calls domestically and internationally.

San Diego Media

San Diego Media, Inc. (“SDM”)(www.sandiegomedia.com) is an established Southern California based software engineering and Internet e-commerce marketing services company that provides enterprise-class integrated solutions for manufacturers, retailers, and distributors focused on developing solutions for companies seeking online growth and profitability. The primary market offering has been MaxEXP®, a proven stable, productivity-enabling proprietary eCommerce platform, built on open-standards technology that empowers companies to deploy and manage eCommerce offerings at lower cost and at less time than required to deploy more conventional high-end solutions.

Media Content

We operate as a Media Content Hub for Domestic and International syndication, Technology/Telecommunications company using on our own proprietary Global Digital Media TV and Telecommunications infrastructure platform and we also provides technology solutions to businesses worldwide. We offer Software as a Service (SaaS), Technology Platform as a Service (PAAS), Cloud-based Unified Communication as a Service (UCaaS) and carrier-grade performance and support for businesses over our private IP MPLS fiber and wireless network in the United States. Our cloud-based UCaaS services allow businesses of any size to enjoy all the latest voice, data, media and collaboration features in today's global technology markets. We also operate as a Master Distributor for Nationwide Mobile Virtual Network Operators (MVNO) and Independent Sales Organization (ISO) as a Master Distributor for Pre-Paid Cellphone services, Mobile phones, Cellphone Accessories and Global Roaming Cellphones.

Our technologies “Gathers Big Data” to predict our customers’ viewing and spending habits. We then deliver Products and Services to support that estimated demand and share advertising revenues with our Content, Digital Media and Linear Broadcast Partners worldwide.

Each of our four divisions contributes to the launch of our global Content delivery platform “ViewMe Live” and creates cross pollinating revenue opportunities and a closed Global E-commerce Eco environment which we believe will help us execute our short and long term corporate objectives. Our Content Division which consists of Blue Collar Productions (our TV and Film content Production company) creates original content and in some cases third party content. Once Content has been produced we will then broadcast and delivered that content over our proprietary Mobile TV Platform on our proprietary Trucom Telecommunication Network infrastructure domestically and internationally.

CUBS (Cloud Unified Business Services) –

We are a CUBS provider (Cloud Unified Businesses Services) company and one of the first to combine recurring Telecom, Media and Data/Cloud Services revenue under one roof, then bring all relevant data from those services into a proprietary telecom infrastructure and information matrix platform capable of delivering a “Daily and Intelligent Dashboard” to our Domestic and International customers. Such a planned cohesive combination of services and information from a single provider has been heretofore nonexistent. We intend to pioneer an integrate communication services and information technology suites to empower individuals and companies with vital communications, Smartphone, Network, Content, SaaS (Software as A Service), New Media Technology products and services, and valuable relevant diagnostic information both Domestically and Internationally.

We are currently able to deliver a live Global TV Broadcast and Social Media Platform utilizing a Mobile App technology on our proprietary Content Delivery Network. We plan to expand our Cloud Unified Business Services (CUBS) technology-based business services unifying multiple services from the cloud.

Blue Collar Production Division

Our production division, Blue Collar Productions (formerly Blue Collar, Inc.), creates original live action and animated content productions. Blue Collar creates original live action and animated content and has produced hundreds of hours of material for the television, theatrical, home entertainment and new media markets.

CORPORATE ORGANIZATION CHART

RECENT DEVELOPMENTS

We agreed to a JV, Technology Licensing and Product distribution agreement with New Orbit Technologies Mexico. New Orbit Technology is controlled by Stephen J. Thomas Founder, CEO & Chairman TPT Global Tech. The two companies will share net profits 50% from the distribution and sale of TPT Global Tech products and services in Mexico. New Orbit Technology Mexico will focus on Smartphone Technology distribution, Digital Media Products and Renewable Energy projects in the country of Mexico. Under the laws in Mexico, New Orbit must be majority owned by Mexican citizens. We intend to create a collaboration between TPT Global Tech and New Orbit Mexico whereby our products and services are distributed to Mexico through the New Orbit venture. We believe New Orbit Mexico can be the primary distribution partner for TPT Global Tech products and services in Mexico.

SpeedConnect Asset Acquisition

On April 3, 2019, the Company initiated the acquisition of substantially all of the assets of SpeedConnect LLC (“SpeedConnect”) for $2 million, including the assumption of all contracts and liabilities pertinent to operations. SpeedConnect was founded in 2002 by its CEO John Arthur Ogren and is in its 17th year of operations as a national, predominantly rural, wireless telecommunications residential and commercial Internet Service Provider (ISP). The acquisition is expected to be completed by the end of April 2019. SpeedConnect’s primary business model is subscription based, monthly reoccurring revenues, from wireless delivered, high-speed Internet connections utilizing its company built and owned national network. SpeedConnect also resells third-party satellite Internet, DSL Internet, IP telephony and DISH TV products. Mr. Ogren will stay on as the CEO of SpeedConnect for TPTG for the next two years.

SpeedConnect is a privately-held Broadband Wireless Access (BWA) provider. Today, SpeedConnect is one of the nation’s largest rural wireless broadband Internet providers which serves over 25,000 residential and commercial wireless broadband Internet customers, in Arizona, Idaho, Illinois, Iowa, Michigan, Montana, Nebraska, South Dakota and Texas.

SpeedConnect is a full-service ISP. The company’s Frankenmuth Michigan back office is run by company employees, and includes, network management, network monitoring and maintenance, significant allocations of registered address in public IP4 and IP6 space, employee based customer service, installation services, automated resources and application based scheduling and tracking, paper, ACH, credit card, and email billing, warehousing, fulfillment, integrated customer premise provisioning, walled garden collections and customer self-restarts, bandwidth usage tracking, integrated, secure, and deep financial and operations dash board reporting, collections, accounting, payables, owned and licensed backhaul, intelligent bandwidth management, consumption rated billing, customer payment portals, and all wrapped in a mature, first hit on all search engines, Internet Brand. The company today services 25,000 residential and commercial Internet customers over its 220-cellular tower foot-print across 10 Midwestern States.

Today’s urban ISP landscape is highly competitive and dominated by some of the world’s largest going concerns. Names like Comcast, AT&T, Cox, Charter and DISH are household words. Home Internet service has become synonymous with Cable. However, this is limited to the high-density top 100 markets. Beyond that the competition becomes more small licensed free wireless providers and satellite. Wire-line providers, unless backed with government subsidies, do not build beyond 15 homes per street mile. SpeedConnect services both rural and non-rural areas, and historically has done well in both market places, however the margins are improved in the more rural areas due to reduced voluntary and involuntary customer attrition.

SpeedConnect’s key suppliers include but are not limited to; Great Lakes Data Systems, Juniper, ZTE, Huawei, Cisco, Sandvine, American Tower, SBA Tower, Crown Castle, CenturyLink, SuddenLink, South Dakota Networks, 123 dot net, Genesee Telephone, Air Advantage Fiber, Iron Mountain, ConVergence, CDW, Talley, Tessco, Bursma Electronics, DragonWave, Ceragon Networks, Telrad, Arris, AP, APD, Plante Morran, Fifth Third, Sprint and others.

CORPORATE MARKETING STRATEGY

Our corporate strategy in expanding our operations and potential product and service streams is as follows.

MARKETING OBJECTIVE:

Establish our brand as a competitive service and product provider in the communications industry.

ADVERTISING OBJECTIVE:

To create top of mind brand awareness and emotional relevance resulting: TPT Global Tech, Inc. being the preferred and requested product line of products in the industry.

SALES & MERCHANDISING OBJECTIVES:

Our distributor will use direct selling efforts. Their efforts will be supported with our marketing, advertising, and merchandising programs. The primary task will be to increase the sales through retail channels.

PURSUE BRAND RECOGNITION THROUGHOUT THE UNITED STATES

The first marketing objective must be to refine our brand and secure our place in the minds of the consumers. This will be accomplished through the execution of an integrated branding, identity and services marketing programs. The goals for this segment will be an enhanced brand identity, a brand applications and a digital assets suite.

MARKETING STRATEGY

Our plan includes a direct sales program targeting businesses, small business and home office users of communications. The direct sales efforts will be supported with third party marketing integration. To further enhance the sales process, we will offer an offering program including services and product sheets, coupons, point of sale materials (banners, shelf talkers, and end cap displays and danglers) and internet marketing programs.

Based on the above benefit scenarios, we plan to seize the following opportunities:

  Build superior brand recognition and become recognized as a category leader.
  Expand the US distribution into all states.
  Establish distribution internationally.
  Establish and manage a knowledgeable team of account executives with industry experience.
  Create a retail merchandising program that will build a strong market share.

The purpose of our marketing efforts is to move the product sales from their current position into the rapid growing “popularity” stage. Our strategy includes the following marketing programs: Branding; Merchandising; Direct; Display Advertising; Media; Public Relations; Publicity; Events; Investor Relations; Metrics Dashboard; and, Personal Sales. Our objective is to gain the sales momentum required to reach the “brand preference” stage of product growth as soon as possible. This is the stage where we plan sales grow at a steady and stabilized pace.

THE DIRECT MARKETING PROGRAM

A complete direct marketing program including direct mail, blast email and URLs may be used to introduce the products to new customers and secure leads for the sales team. We plan to employ the services of a database marketing company to leverage techniques to target prospective clients and reinforce product messages throughout the selling process. This process will commence with the modeling of our existing customer data and the analysis of the results using sophisticated analytic tools. Cross-channel marketing will be utilized in conjunction with the direct marketing including social marketing. Our focus of this marketing medium will be relevance and timing, which only this medium can provide full control over and the ability to fully quantify the results.

THE MEDIA MARKETING PROGRAM

We intend to test several media options to determine which, if any, effectively drive sales and sales leads. The mediums being consider include outdoor advertising, both static and mobile, magazine ads, and radio spots. Other media to be explored are direct mail post cards and emails to opt in viewers.

THE PUBLIC RELATIONS/PUBLICITY PROGRAM

We plan to employ the services of a public relations firm to build a corporate profile to keep the name and the services and products in front of consumers. A third-party PR firm will be responsible for writing and publishing press releases, coordinating event marketing and managing investor relations.

We employ marketing, sales and customer service personnel on an as needed basis for specific events to build brand awareness. We use a range of marketing strategies and tactics to build our brand and increase sales, including point-

of-sale materials, event sponsorship, in-store and on premise promotions, public relations, and a variety of other traditional and non-traditional marketing techniques to support the sales of all of our products.

We believe that a marketing mix of event promotions, social media, print advertising in local media and internet advertising providing information and samples of our products at social events is a strategy that may help increase sales.

TARGET CUSTOMER

We plan to profile our existing customers and create a sophisticated data model to mathematically and statistically identify our “ideal” customer. Further the model will be used to learn exactly how the target customer wishes to be communicated with and marketed to.

THE INTERNATIONAL MARKET

We plan to market our product internationally. Many of the current products offered by us have features for the international community. This will be a secondary but strong focus by our marketing team.

EXPERIENCED MANAGEMENT

Our senior management team has over 30 years of experience in the various consumer product industries and has a proven track record of creating value both organically and through strategic acquisitions. Our management intends to utilize the best available and fit-for-purpose technology and experienced contractors to improve production and expand distribution.

CORPORATE STRATEGY

Our Goals

Our primary goal is to continue to grow our business by improving value to our current customers and vendors. In providing a high-quality network we intend to continue to grow our business. Additionally, we intend to purchase established telecommunications and technology companies that will immediately generate and increase traffic (revenue) to our Company’s retail and wholesale network. Companies that we are strategically aligned with have in their core business synergistic retail products and services that include, but are not limited to, Telecom Cloud Services Media, Merchant Services/Mobile Banking, Cloud Services and Media (e.g. credit/debit card processing, check/ACH payment processing, ecommerce/merchant processing, web hosting, voice, data, GSM/Wi-Fi Mobile, Mobile Money Transfers, IPTV, VOD and Live Mobile Broadcasting, Prepaid Calling Card and PIN-less Prepaid services). If we acquire a strategic partner as a subsidiary, we believe we will have the ability to aggregate their analogous technology platforms onto our proprietary Software Access System operating platform for integration and efficiency.

We intend to work our media to accelerate cohesively in the mobile technology sectors: LIVE Broadcast, Video on Demand (VOD) Apps, and Digital Video Magazine (DVM) Apps. While “white labeling” our technologies as SaaS, our primary focus is what we believe is the first Global Cyber LIVE Mobile TV broadcast network, ViewMe Live. The ViewMe Live Network™ is a 24-hour LIVE worldwide mobile TV network, delivered via iOS and Android apps. The ViewMe Live Network™ presents a diversity of Linear Broadcast Channels (Domestically and International), coupled with Social Media Platforms with combined functions that compete with some of the largest and most powerful Digital Media platforms, to connected audiences who live a mobile-centric life.

DEVELOPMENT FLOW CHART

Network Services

Domestic and Global Telecommunications offerings include: Mobile TV, Phone, Internet, Fiber Optic, Wireless, Hosted PBX, Wi-Fi, Wi-Max, Engineering, Cabling, Wiring and Cloud services. Our telecommunications division has pioneered innovative, hosted firewall and managed MPLS service technologies (SuperCore MPLS) and was the Industry first to engineer patent-pending Bulletproof™ failover services utilizing our own fiber optic and wireless networks to guarantee business continuity and service uptime.

As a retail and business media and telecommunications provider operating a high-speed Fiber Optic Network and Wireless Network in the USA at a cost competitive rate for new technologies, we are growing our operations through sales of our core voice & data connectivity products to small and midsized business clients. We have a growth strategy through acquisitions in order to increase regional operations and deploy more technologies to niche & underserved markets. Unified Cloud Services, Unified Communications (UC) or Unified Communications/Collaboration (UCC) has been a topic of interest to users looking to evolve from a disorderly combination of media, voice, email and message communications to something more structured. Our goal is to target existing and new small and medium businesses (“SMBs”) to transition their older voice system businesses, expand their software collaboration offerings, and most recently build cloud service offerings. Cloud solution gives our customers the flexibility to support a myriad of mobile devices as part of their hardware strategy, whether it's launching a bring-your-own-device initiative, implementing a one-to-one program or equipping SMBs with mobile computing carts full of tablets, netbooks, or notebooks in a secured environment.

Scalability and Cost Efficiency

Our proprietary Software Access System platform currently runs our global operations. In short, it does this by connecting our customer base with the most profitable vendor route while calculating least cost routing, analyzing route quality, and respecting “dipping” protocols. Based on the demand, we have the ability to scale to meet the needs of our customers. Comparable “off the shelf” software systems in the marketplace can cost in the hundreds of thousands of dollars just to purchase, not to mention expensive service contracts, which may continue in perpetuity after the original purchase. Our proprietary platform, in which we have invested and have developed over several years, allows us to operate a global network with better efficiency which we believe differentiates us from other competitors in the marketplace.

We believe our competitive advantages are:

•	Our products and services are 90% ready to launch globally
•	We offer 3-15 seconds latency Cellular – 1-5 on Wi-Fi
•	We offer Proprietary Optimizing / Stabilizing software
•	We offer Multi-Channel LIVE and Video on Demand worldwide
•	We offer Patent Pending real time dynamic failover solution called Bulletproof™
•	We have 57 route miles of fiber optic network meshed with a microwave canopy in Phoenix, Arizona
•	We offer our own proprietary voice switching and management platform running least cost routing and real time financial analytics
•	We have over 175 existing USA and International Telephone companies already interconnected to our telecom switches. These customers and vendors are ready made strategic technology distribution partners for our Telecom, Media, and Cloud Services products
•	We offer a Patent Pending Full HD Naked Eye 3D Smartphone

Our Strategy

Our business, marketing, and sales strategy is structured around:

•	Pursuing selective, strategic, distribution relationships combined with cash positive acquisitions to build immediate revenue streams and increase our Company’s network footprint.

•	Utilize the expanded network to offer our Company’s service thereby increasing marginal revenues through the low risk offering of wholesale termination and prepaid services through existing distribution channels, retail stores and E-Commerce both domestically and internationally.

•	Pursuing markets within countries where there is a lower concentration of communications services that will result in initial higher pricing and potential for gross profit.

•	Providing low cost, pricing leading VoIP/GSM value added services through our Company’s next-generation centralized software platform and network.

•	Partnering and developing joint ventures with incumbent networks or government agencies to penetrate local emerging markets in order to build and operate Intranet Network Infrastructures that would move data over a secured network servicing government buildings and agencies, including police, military, hospitals and schools.

Our Intended Marketing Plan and Product Roll Out for 2019

•	Satellite radio syndication simulcast with over 25 million domestic U.S. listeners
•	Connected TV partner with over 18 million viewers worldwide.
•	Airline entertainment partnership with over 12 million international viewers.
•	Supported by an international public relations firm.
•	Comprehensive social media marketing campaign involving popular bloggers and podcasters

Our sales and marketing approach to our business and consumer customers emphasizes customer-oriented sales, marketing and service. Our marketing plans include marketing our products and services primarily through direct sales representatives, inbound call centers, local retail stores, telemarketing and third parties, including retailers, satellite television providers, door to door sales agents and digital marketing firms. We support our distribution with digital marketing, direct mail, bill inserts, newspaper and television advertising, website promotions, public relations activities and sponsorship of community events and sports venues.

Similarly, our sales and marketing approach to our business customers includes a commitment to provide comprehensive communications and IT solutions for business, wholesale and governmental customers of all sizes, ranging from small offices to select enterprise customers. We strive to offer our business customers stable, reliable, secure and trusted solutions. Our marketing plans include marketing our products and services primarily through digital advertising, direct sales representatives, inbound call centers, telemarketing and third parties, including telecommunications agents, system integrators, value-added resellers and other telecommunications firms. We support our distribution through digital advertising, events, television advertising, website promotions and public relations.

Marketing Designs

We have designed our services and products offered to be:

•	Portable. We offer the ability to access our network from anywhere within our coverage area without being restricted to a specific location.
•	Simple. Our services are easy to install. After connecting our modem to an ATA or computer and a power source, our wireless broadband service is immediately available and requires no software installation.
•	Fast. We offer speeds that typically exceed legacy cellular networks and are competitive with fixed broadband offerings.
•	A Good Value. We generally price our services competitively because our costs to build and operate our network are significantly lower than the networks operated by many of our competitors.

With the popularity of social media, people are demanding fast broadband connectivity on an increasingly mobile basis. We believe that our services meet this demand and will market this in our efforts to increase our subscriber growth rate.

OUR COMPANY STRENGTHS

We believe the following competitive strengths enable us to meet the demand for simple, reliable and portable wireless broadband connectivity:

•         First mover. We are the first company we are aware of to launch a Global Cyber Mobile TV and Social Media Network that incorporates functional feature of the largest Digital Media companies in the world.

•         High barriers to entry. Our issued and pending patents, as well as our proprietary Media platforms and Naked Eye 3D technology trade secrets give us a strong intellectual property position that we believe creates a significant barrier to entry for potential competitors.

•         Broad range of applications for our platform. This allows us to build a deep new product pipeline that creates multiple paths to build a large and profitable business.

•         Multi-billion-dollar addressable market. U.S. digital advertising revenues rose to $26.2 billion in the third quarter of 2018, solidifying 2018’s claim as the highest-spending first three quarters on record, according to the latest IAB Internet Advertising Revenue Report released today by IAB and prepared by PwC US. Digital spend for Q3 2018 estimates increased 20.6 percent over Q3 2017. In total, marketers spent $75.8 billion during 2018’s first three quarters—22 percent more than they had spent during the same period a year ago.

https://iab.com/wp-content/uploads/2019/02/IAB_Internet-Ad-Revenue-Report-Q3-2018_2019-02-14_FINAL-1.pdf

•         Diverse revenue streams including Digital Media partnerships. We anticipate generating significant revenue from our Digital Media platforms. Our Linear Broadcast partners will play a large part in generating revenues from the sale of mobile and social media advertising.

•         Strong senior leadership team. Our founders and senior leaders have experience in building and operating several companies in our business areas. We have phone, network, content, SaaS, product development, and commercialization experience that has enabled us to establish market leadership positions for the companies where we previously were employed.

•         Differentiated Services. We believe our service is unique because of our combination of our Worldwide Operational Platform, Worldwide Affiliates, Cutting Edge Technology, Portability, Simplicity and Speed to Market with a competitive domestic and International Price Structure. We believe this combination of factors differentiates our subscriber’s experience when compared to broadband services provided by DSL, cable modem, wireless third-generation or 3G, networks.

•         Strong Spectrum Position. We use unlicensed and licensed spectrum (in Arizona), which avoids radio frequency interference that hinders competitors using non-licensed spectrum, such as WiFi network operators. Access to spectrum is a fundamental barrier to entry for the delivery of high-quality wireless communications. Through our partnerships, we believe that we have access to the second largest spectrum position in our band within the United States.

•         Advanced, Scalable Technology. Because we intend to design our own software and equipment, we can refine our product development roadmap to meet our subscriber’s needs. We believe our NLOS, IP-based Ethernet architecture and compression technology confers competitive advantages since it simplifies both network deployment and customer use while supporting a broad range of potential premium services.

•         Efficient Economic Model. We believe our individual market economic model is characterized by low fixed capital and operating expenditures relative to other wireless and wire line broadband service providers. We believe our individual market model is highly scalable and replicable across our markets. As our capabilities evolve, we expect to generate incremental revenue streams from our subscriber base by developing and offering premium products and services.

•         Experienced Management Team. Stephen J. Thomas, our Founder, Chairman, and Chief Executive Officer, has been an active entrepreneur, operator and investor in the industry for more than 17 years in VoIP and wireless communications industry. He previously served as Director of Network Optimization/Validation for WorldxChange, Inc. and CEO and President of New Orbit Communications, Inc., which focused on International Operator Services in United States, Mexico, El Salvador and Guatemala.

FUTURE PLANS

Lion Smart Phone Product

We are currently seeking a manufacturer for our Lion Smart Phone. Our Management believes our patent pending Lion smart phone is the first Full HD Naked Eye 3D smart phone ever launched in the United States. Lion Universe’s mobile 3D technology is patent pending. The smart phone will be distributed through our wholly-owned subsidiary K-TEL, in their existing brick and mortar distribution channel in the Northwest expanding into other areas. It is anticipated that a national and international roll out will soon follow. TPTW is building industry leading personal cellular phones designed for a wide appeal. With a business model built on innovation and progress starting with the Lion Phone technology, we intend to produce high-quality and easy-to-use cellular phones. Our Lion Phone was designed for consumers looking for portable and affordable cutting-edge technology. Our first-generation phones come equipped with full high definition resolution screen for better viewing. We believe this Full HD Naked Eye 3D smart Phone is perfect for watching movies, playing games, even editing photos or videos.

Whether that is looking at photos, playing music, emailing or surfing the web, our management believes consumers want more from their phones. We believe our Lion Phone raises the bar for cellular phones. For the first time ever, cellular users can enjoy quality 3D viewing with the naked eyes no glasses required enjoying full high definition video with smooth playback.

Our Management believes consumers have been waiting for a way to watch their favorite movies in 3D, with the convenience of their phone and gamers can have the leisure of playing their games without taking all head gear with them. Our Lion Universe Technology strives to give customers the best possible experience with our Full HD Naked Eye 3D smart phone in the US and Global markets.

We intend to market this phone in 2019.

Mobile Device Viewer Market Expansion

In general, viewers are consuming more content via mobile TV distribution, while rapidly abandoning expensive subscriptions from standard satellite TV and cable networks. The rise of high-quality content on low-cost platforms, such as mobile devices, continues to negatively impact the standard TV industry. The media business is being forced to evolve and adjust to massive disruptions in content distribution methods. Traditional media models are functionally broken and will continue to be disrupted by technology, which is driven by the needs of the younger generation. The future of media is dependent on new technology platforms. These platform models (e.g. smart TV, connected TV boxes, mobile TV devices) are the future of content distribution. Google, through YouTube, has changed the face of video content distribution. Amazon continues to disrupt the book industry. Apple has redefined music and application distribution. And Microsoft is continuing to change the engagement model and distribution of content through its Xbox TV game console.

We believe mobile delivery has a growing appeal to advertisers and subscribers. As brands continue to shift budgets to mobile advertising, they must reassess their approach to customer acquisition to ensure they continue to reach potential customers effectively. It is predicted that mobile advertising will account for 30.5% of global advertising expenditure in 2020, up from 19.2% in 2017. Expenditure on mobile advertising will total US$187bn in 2020, more than twice the US$88bn spent on desktop advertising, and just US$5bn behind the US$192bn spent on television advertising. At the current rate of growth, mobile advertising will comfortably overtake television in 2021.

As internet users switch from desktop to mobile devices – and new users go straight to mobile – online advertising is making the same switch. Advertising on mobile devices is rising at a meteoric rate and is taking market share from most other media. Mobile adspend grew 35% in 2017, and we expect it to grow at an average rate of 21% a year to 2020. https://www.zenithmedia.com/insights/global-intelligence-issue-06-2018/mobile-share-of-advertising-market-to-exceed-30-in-2020/

Content Mining Plan

Once our planned SaaS media applications, smart phones and tablets are launched into the domestic and international markets, content analytics or marketing data will be gathered from these devices. The data generated from these applications and devices will give us an advantage insight into our subscribers viewing and buying habits. Once data has been scrubbed of personally identifying information, we plan to be able to create original or lease content from broadcast partners to service what our analytics are telling us to produce (or license), with the intent on moving us closer towards predictive analytics. Predictive analytics is being able to predict what our customer likes based on their viewing habits and then produce that content targeted to our subscriber and then “push” that new (or licensed) content to them.

Our ViewMe Live Technology Plan

We offer VML technology for which we plan to expand marketing. We believe SaaS ViewMe Live (VML) could become a leading Digital Media Mobile TV technology platform in the business-to-business and business-to-

consumer markets. Our proprietary software platform can reach a worldwide audience of approximately one billion mobile viewers. VML addresses global mobile distribution of LIVE and Video on Demand (“VOD”) content as a white label Software as a Service (“SaaS”).

VML OTT live streaming technology is similar to what you see with satellite TV such as Dish Network and DirecTV, as well as cable companies. Almost all currently existing live streaming cannot do live broadcast streaming at this level and usually has anywhere from 1 minute to 10 minute delays or continuous buffering, never loading the video. With VML, there is the ability to have “worldwide” access for a live streaming event equal to standard television broadcasting with tens of millions of simultaneous users. We believe that VML is the first technology to be able to achieve this level of live streaming. In emerging countries that do not have fiber, cable and satellite TV, access to VML is simple and cost effective, as long as there is a cellular connection on a 3G network or higher (regardless of provider)[1]. VML aims to provide uninterrupted live streaming on mobile devices without buffering, crashes, pixilation, or audio and video syncing issues. One practical application of this technology is that a viewer can move from a Wi--Fi connection to a 3G connection without interruption. VML has a unique user interface with multi--channel access and built-in social media, and we believe it is unlike anything currently on the market. VML also has the capability to do a Live Linear Broadcast with VOD.VML’s technology has the potential to reduce web content pirating since high quality TV broadcast is now easily accessed worldwide on mobile devices.

Currently, we believe we are the only company that does all the above in the industry and we believe VML has the potential to expand our technologies and applications even further.

[1] Subject to the laws and regulations of each country.

The hottest technology in the over the top (“OTT”) market and the biggest challenge in the OTT market is “Live Linear Channel Broadcasting” and “Live Event Broadcasting” to equal standard television broadcasting on cable and satellite TV. This type of technology is superior to video on demand (VOD) streaming technology in both acquisition and delivery. The growth of OTT video delivery has been significant. In the past year alone, OTT has grown to $35 billion in global revenue, with $17 billion coming from emerging markets source Digital TV Research. ViewMe Live (“VML”) has many technology advantages including: Artificial Intelligence (“AI”); the ability to simultaneously access millions of users simultaneously with virtually no latency equivalent to standard television broadcasting; global distribution (without interruption) on cellular and Wi--Fi; and a fully interactive menu user interface and worldwide advertising brokers in place.

VML’s content delivery network (“CDN”) can potentially reach tens of millions of mobile devices (tablets and smartphones) and has the potential to scale to one billion video streams globally. It loads content within seconds, not only for Wi-Fi, but also more importantly, on cellular networks that are 3G and higher. VML’s core technology is fully developed and is able to support clients on a turnkey native mobile app in less than 60 days. We have already achieved major milestones as the world’s largest private conduit build out for global deployment of LIVE and VOD streaming content. Our OTT live streaming technology is unique and proprietary. Here are some highlights on how VML can help from telecommunication companies to TV station broadcasters to digital film libraries.

VML has the ability to create a “Master Network Mobile App” that can allow for a multiple channel build out, each with its own unique Pay Per View charge (optional). This means a company can have a live event channel per country with a different price per user based on the economics of that country. VML has unlimited channel build out (e.g. a company could have 50 channels or 1000 channels). Any telecommunications company can have professional looking displays and user interfaces for mobile with VML, similar to what the large telecommunications companies provide. A Master Network App also allows a network to expand into other categories by country (e.g. additional sports categories for various sports by country). Expansion can focus on audience aggregation for sports and other forms of entertainment categories. Pay-Per View is an option for these expanded categories as well. We have built-in worldwide ad brokers for pre---roll commercial ads so that revenue can be generated as soon as possible. There is also potential to upsell to existing advertisers and sponsors and it can be brand specific by country.

Our differentiation from webstreaming

We are not a website-based video streaming technology. VML is strictly a native mobile app focused on video streaming technology for mobile platforms. We are not a dashboard-based video content company where users upload content; we are a complete turnkey SaaS application. A survey released in May 2015, sponsored by Level 3 Communications, stated, “Offering both VOD and Live Linear channels will be critical for OTT providers to entice new prospects and gain market share. This trend is a critical one. For existing OTT providers, offering a VOD service may not be enough to maintain, much less grow, market share.” The trend towards adding live linear channel content has the potential to become “table stakes” in the OTT game over the next several years, with both breaking news and live sports content leading the way in terms of interest for OTT service providers adding live linear channels.

SaaS White Label

We plan to white label our suite of SaaS technologies for yearly licensing and monthly maintenance fees. The prospective user base for the SaaS White Label Suite is extensive as there are more than 200,000 TV broadcasters worldwide alone, and many of them are seeking to migrate to the vast mobile video streaming market space. The sizeable population of potential SaaS clients includes standard television broadcasters in every country, direct marketing companies, low-powered antenna broadcasters (such as universities and churches), IPTV broadcasters, and large content (film and TV) providers that are seeking to further monetize their properties for worldwide syndication.

The SaaS suite includes full app development on Apple iOS, Google Android and Roku connected boxes, user interface (menu system), advertising broker network for pre---roll commercial ads (from date of launch), 24/7 LIVE monitoring of inbound and outbound signals, data analytics, seamless updating to all platforms, Amazon web service (AWS) blade servers, and coverage up to the first 20 million streams. The white label product is offered to stand--alone.

User Interface

In a preprogrammed live linear broadcast application, viewers have free access via a playlist by category and have the ability to “catch--up” with what they may have missed in the LIVE broadcast, regardless of its original airdate. The video-on-demand (VOD) feature provides the opportunity to access additional viewers and monetize past content. After several years in development, we believe that VML has a significant first to market advantage and that no other companies currently have a comparable commercialized offering.

VML has also been developed and customized for the mobile streaming technology of Viki, a Korean Pop TV content provider. Ten months post--launch, Viki reached 50 million installed apps for mobile devices and attracted 22 million users in approximately 200 countries. This rapid scalability was one factor in Viki’s acquisition by Rakuten for $200 million.

Our Plan for Strategic Partnering with Telecommunication & Media Companies

Currently in the world, viewers usually need to have a contract with a cable provider (e.g. AT&T, Cox, Xfinity, Spectrum, or Cablevision in the U.S.) or satellite TV provider (e.g. DirecTV and DISH Network in the U.S.) and be in range of a residential or business Wi-Fi to be able to watch over the top (OTT) content on a connected TV device, website or mobile access. VML is capable of offering a nearly unlimited number of channels to mobile users virtually anywhere and everywhere, with global reach, far exceeding two U.S. satellite companies (DirecTV and DISH Network), which have 500+ channels each and are only available in the U.S.

We believe VML will immediately appeal to any channel that is currently on DirecTV and DISH Network for global mobile linear broadcast participation, simply because these platforms are only available in the U.S. market.

VML can provide low--powered TV stations (after found in churches and universities), along with high--powered stations, the ability to reach the entire global market. Other potential users are owners of libraries of digitized content, and LIVE event venues such as music concerts, sporting events, festivals, beauty pageants, summer and winter Olympic Games, award shows, red carpet events, trade shows and conventions. Enthusiasts can produce their own show in any area and could launch their own channels for travel, food, spirits, sports, outdoor recreation, retro TV shows, children, cartoons, comedy, drama, reality, education, automobiles, health, corporations, shopping, soap opera, game shows, dating, religion, etc., providing extensive possibilities for media expansion. Content providers will not be limited by the major TV networks and film studios for distribution rights.

We have targeted Telecommunication and Media Company Opportunities to offer:

•	Turn key mobile app for telecommunication and media companies for immediate distribution of TV broadcasts on terrestrial, cable and satellite for free or as subscription.
•	Turn key mobile app for free or pay per view live events.
•	Turn key mobile app for digital libraries of content providers.
•	Reseller program with territorial rights.
•	Worldwide analytics on mobile TV content provided to help with target marketing for products and services.
•	Transitions to the automotive industry car play systems.
•	Option to pre---load Master Network App on telecommunication company’s mobile devices such as smart phones and tablets.
•	Pre-load the SaaS white label clients on telecommunication company mobile devices.

Geo Fencing Available (The ability to offer broadcast territories by region or regional Networks)

Our Plan to Act as a Reseller with Territorial Rights –

•	Value Added Reseller (VAR) to telecommunication and media companies.
•	Exclusive rights for a country or region for reselling the white label opportunity.
•	Offer to Telecommunication and media companies OTT digital content as a channel or network.
•	Offer 1 to 1000 channels by territory.
•	Approach emerging markets as capital resources permit.

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in the “Risk Factors” section of this prospectus immediately following this the summary.

PLAN OF OPERATIONS

Our Capital Budget for the next 12 months

Liquidity and Capital Resource Needs

	SaaS	/----------Content------/		/---------Network--------/		Phone	General
Initial Proposed Uses of Funds:
	San Diego Media	Blue Collar	ViewMe Live	Proposed Acquisition	Lion Phone 4K Units	General	2019 Acq Totals
Est. Build-Out Costs-Complex	$—						$—
Studio Equip			$400,000				$400,000
Hardware Manufacturing					$500,000		$500,000
ViewMe Live Completion			$2,000,000				$2,000,000
Initial Capx	$—	$—	$2,400,000	$—	$500,000	$—	$2,900,000
Down Payment Cash for Acquisitions				$3,000,000			$3,000,000
Seller Note Retirement	$250,000	$1,600,000	$4,000,000		400,000		$6,250,000
Marketing Budget			$1,000,000		1,000,000	250,000	$2,250,000
General Working Capital	$100,000					$2,400,000	$2,500,000
Real Estate Acquisition							$—
Total Project Cost	$350,000	$1,600,000	$7,400,000	$3,000,000	$1,900,000	$2,9650,000	$16,900,000

CYBER RISKS

Like other large telecommunications companies, we are a constant target of cyber-attacks of varying degrees, which has caused us to spend increasingly more time and money to deal with increasingly sophisticated attacks. Some of the attacks may result in security breaches, and we periodically notify our customers, our employees or the public of these breaches when necessary or appropriate. None of these resulting security breaches to date have materially adversely affected our business, results of operations or financial condition.

We rely on several other communications companies to provide services or products for our offerings. We may lease a significant portion of our core fiber network from our competitors and other third parties. Many of these leases will lapse in future years. Our future ability to provide services on the terms of our current offerings will depend in part upon our ability to renew or replace these leases, agreements and arrangements on terms substantially similar to those currently in effect.

For additional information regarding our systems, network, cyber risks, capital expenditure requirements and reliance upon third parties, see "Risk Factors."

COMPETITION, COMPETITORS, REGULATION AND TAXATION

Competition

General

We compete in a rapidly evolving and highly competitive market, and we expect intense competition to continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, cloud companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. Technological advances and regulatory and legislative changes have increased opportunities for a wide range of alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the communications industry has, in recent years, experienced substantial consolidation, and some of our competitors in one or more lines of our business are generally larger, have stronger brand names, have more financial and business resources and have broader service offerings than we currently do.

Wireless telephone services are a significant source of competition with our legacy carrier services. It is increasingly common for customers to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services. We anticipate this trend will continue, particularly as our older customers are replaced over time with younger customers who are less accustomed to using traditional wireline voice services. Technological and regulatory developments in wireless services, Wi-Fi, and other wired and wireless technologies have contributed to the development of alternatives to traditional landline voice services. Moreover, the growing prevalence of electronic mail, text messaging, social networking and similar digital non-voice communications services continues to reduce the demand for traditional landline voice services. These factors have led to a long-term systemic decline in the number of our wireline voice service customers.

The Telecommunications Act of 1996, which obligates carriers to permit competitors to interconnect their facilities to the carrier's network and to take various other steps that are designed to promote competition, imposes several duties on a carrier if it receives a specific request from another entity which seeks to connect with or provide services using the carrier's network. In addition, each carrier is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory "unbundled" access to all aspects of the carrier's network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors, on terms and conditions (including rates) that are just, reasonable and nondiscriminatory, to colocate their physical plant on the carrier's property, or provide virtual colocation if physical colocation is not practicable. Current FCC rules require carriers to lease a network element only in those situations where competing carriers genuinely would be impaired without access to such network elements, and where the unbundling would not interfere with the development of facilities-based competition.

As a result of these regulatory, consumer and technological developments, carriers also face competition from competitive local exchange carriers, or CLECs, particularly in densely populated areas. CLECs provide competing services through reselling a carrier’s local services, through use of a carrier's unbundled network elements or through their own facilities.

Technological developments have led to the development of new products and services that have reduced the demand for our traditional services, as noted above, or that compete with traditional carrier services. Technological improvements have enabled cable television companies to provide traditional circuit-switched telephone service over their cable networks, and several national cable companies have aggressively marketed these services. Similarly, companies providing VoIP services provide voice communication services over the Internet which compete with our traditional telephone service and our own VoIP services. In addition, demand for our broadband services could be adversely affected by advanced wireless data transmission technologies being deployed by wireless providers and by certain technologies permitting cable companies and other competitors to deliver faster average broadband transmission speeds than ours.

Similar to us, many cable, technology or other communications companies that previously offered a limited range of services are now offering diversified bundles of services, either through their own networks, reselling arrangements or joint ventures. As such, a growing number of companies are competing to serve the communications needs of the same customer base. Such activities will continue to place downward pressure on the demand for and pricing of our services.

As customers increasingly demand high-speed connections for entertainment, communications and productivity, we expect the demands on our network will continue to increase over the next several years. To succeed, we must continue to invest in our networks or engage partners to ensure that they can deliver competitive services that meet these increasing bandwidth and speed requirements. In addition, network reliability and security are increasingly important competitive factors in our business.

Additional information about competitive pressures is located under the heading “Risk Factors.”

Competitors

In connection with providing strategic services to our business customers, which includes our small, medium and enterprise business, wholesale and governmental customers, we compete against other telecommunication providers, as well as other regional and national carriers, other data transport providers, cable companies, CLECs and other enterprises, some of whom are substantially larger than us. Competition is based on price, bandwidth, quality and speed of service, promotions and bundled offerings. In providing broadband services, we compete primarily with cable companies, wireless providers, technology companies and other broadband service providers. We face competition in Ethernet based services in the wholesale market from cable companies and fiber-based providers.

Our competitors for providing integrated data, broadband, voice services and other data services to our business customers range from small to mid-sized businesses. Due to the size of some of these companies, our competitors may be able to offer more inexpensive solutions to our customers. To compete, we focus on providing sophisticated, secure and performance-driven services to our business customers through our infrastructure.

The number of companies providing business services has grown and increased competition for these services, particularly with respect to smaller business customers. Many of our competitors for strategic services are not subject to the same regulatory requirements as we are and therefore they are able to avoid significant regulatory costs and obligations.

Government Regulation

Overview

As discussed further below, our operations are subject to significant local, state, federal and foreign laws and regulations.

We are subject to the significant regulations by the FCC, which regulates interstate communications, and state utility commissions, which regulate intrastate communications. These agencies (i) issue rules to protect consumers and promote competition, (ii) set the rates that telecommunication companies charge each other for exchanging traffic, and (iii) have traditionally developed and administered support programs designed to subsidize the provision of services to high-cost rural areas. In most states, local voice service, switched and special access services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, we are required to maintain licenses with the FCC and with state utility commissions. Laws and regulations in many states restrict the manner in which a licensed entity can interact with affiliates, transfer assets, issue debt and engage in other business activities. Many acquisitions and divestitures may require approval by the FCC and some state commissions. These agencies typically have the authority to withhold their approval, or to request or impose substantial conditions upon the transacting parties in connection with granting their approvals.

The following description discusses some of the major industry regulations that may affect our traditional operations, but numerous other regulations not discussed below could also impact us. Some legislation and regulations are currently the subject of judicial, legislative and administrative proceedings which could substantially change the manner in which the telecommunications industry operates and the amount of revenues we receive for our services.

Neither the outcome of these proceedings, nor their potential impact on us, can be predicted at this time. For additional information, see "Risk Factors."

The laws and regulations governing our affairs are quite complex and occasionally in conflict with each other. From time to time, we are fined for failing to meet applicable regulations or service requirements.

Federal Regulation

General

We are required to comply with the Communications Act of 1934. Among other things, this law requires our local exchange carriers to offer various of our legacy services at just and reasonable rates and on non-discriminatory terms. The Telecommunications Act of 1996 materially amended the Communications Act of 1934, primarily to promote competition.

The FCC regulates interstate services we provide, including the special access charges we bill for wholesale network transmission and the interstate access charges that we bill to long-distance companies and other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates a number of aspects of our business related to privacy, homeland security and network infrastructure, including our access to and use of local telephone numbers and our provision of emergency 911 services. The FCC has responsibility for maintaining and administering support programs designed to expand nationwide access to communications services (which are described further below), as well as other programs supporting service to low-income households, schools and libraries, and rural health care providers. Changes in the composition of the five members of the FCC or its Chairman can have significant impacts on the regulation of our business.

In recent years, our operations and those of other telecommunications carriers have been further impacted by legislation and regulation imposing additional obligations on us, particularly with regards to providing voice and broadband service, bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts and enhancing privacy. These laws include the Communications Assistance for Law Enforcement Act, and laws governing local telephone number portability and customer proprietary network information requirements. In addition, the FCC has heightened its focus on the reliability of emergency 911 services. The FCC has imposed fines on us and other companies for 911 outages and has adopted new compliance requirements for providing 911 service. We are incurring capital and operating expenses designed to comply with the FCC's new requirements and minimize future outages. All of these laws and regulations may cause us to incur additional costs and could impact our ability to compete effectively against companies not subject to the same regulations.

Over the past several years, the FCC has taken various actions and initiated certain proceedings designed to comprehensively evaluate the proper regulation of the provisions of data services to businesses. As part of its evaluation, the FCC has reviewed the rates, terms and conditions under which these services are provided. The FCC's proceedings remain pending, and their ultimate impact on us is currently unknown.

Telephony Services

We operate traditional telecommunications services in our Arizona subsidiary, and those services are largely governed under rules established for CLECs under the Communications Act. The Communications Act entitles our CLEC subsidiary to certain rights, but as telecommunications carriers, it also subjects them to regulation by the FCC and the states. Their designation as telecommunications carriers also results in other regulations that may affect them and the services they offer.

Interconnection and Intercarrier Compensation

The Communications Act requires telecommunications carriers to interconnect directly or indirectly with other telecommunications carriers. Under the FCC's intercarrier compensation rules, we are entitled, in some cases, to compensation from carriers when they use our network to terminate or originate calls and in other cases are required to compensate another carrier for using its network to originate or terminate traffic. The FCC and state regulatory commissions, including those in the states in which we operate, have adopted limits on the amounts of compensation that may be charged for certain types of traffic. As noted above, the FCC has determined that intercarrier compensation for all terminating traffic will be phased down over several years to a "bill-and-keep" regime, with no compensation between carriers for most terminating traffic by 2018 and is considering further reform that could reduce or eliminate compensation for originating traffic as well.

Universal Service

Our CLEC subsidiary is required to contribute to the Universal Service Fund (“USF”). The amount of universal service contribution required of us is based on a percentage of revenues earned from interstate and international services provided to end users. We allocate our end user revenues and remit payments to the universal service fund in accordance with FCC rules. The FCC has ruled that states may impose state universal service fees on CLEC telecommunications services

State Regulation

Our CLEC subsidiary telecommunications services are subject to regulation by state commissions in each state where we provide services. In order to provide our services, we must seek approval from the state regulatory commission or be registered to provide services in each state where we operate and may at times require local approval to construct facilities. Regulatory obligations vary from state to state and include some or all of the following requirements: filing tariffs (rates, terms and conditions); filing operational, financial, and customer service reports; seeking approval to transfer the assets or capital stock of the broadband communications company; seeking approval to issue stocks, bonds and other forms of indebtedness of the broadband communications company; reporting customer service and quality of service requirements; outage reporting; making contributions to state universal service support programs; paying regulatory and state Telecommunications Relay Service and E911 fees; geographic build-out; and other matters relating to competition.

Other Regulations

Our CLEC subsidiary telecommunications services are subject to other FCC requirements, including protecting the use and disclosure of customer proprietary network information; meeting certain notice requirements in the event of service termination; compliance with disabilities access requirements; compliance with CALEA standards; outage reporting; and the payment of fees to fund local number portability administration and the North American Numbering Plan. As noted above, the FCC and states are examining whether new requirements are necessary to improve the resiliency of communications networks. Communications with our customers are also subject to FCC, FTC and state regulations on telemarketing and the sending of unsolicited commercial e-mail and fax messages, as well as additional privacy and data security requirements.

Broadband

 Regulatory Classification.    Broadband Internet access services were traditionally classified by the FCC as "information services" for regulatory purposes, a type of service that is subject to a lesser degree of regulation than "telecommunications services." In 2015, the FCC reversed this determination and classified broadband Internet access services as "telecommunications services." This reclassification has subjected our broadband Internet access service to greater regulation, although the FCC did not apply all telecommunications service obligations to broadband Internet access service. The 2015 Order could have a material adverse impact on our business as it may justify additional FCC regulation or support efforts by States to justify additional regulation of broadband Internet access services. In December 2017, the FCC adopted an order that in large part reverses the 2015 Order and reestablishes the "information service" classification for broadband Internet access service. The 2017 Order has not yet gone into effect, however, and the 2015 Order will remain binding until the 2017 Order takes effect. The 2017 Order is expected to be subject to legal challenge that may delay its effect or overturn it.

Net Neutrality, and Current Status. The 2015 Order also established a new "Open Internet" framework that expanded disclosure requirements on Internet service providers ("ISPs") such as cable companies, prohibited blocking, throttling, and paid prioritization of Internet traffic on the basis of the content, and imposed a "general conduct standard" that prohibits unreasonable interference with the ability of end users and edge providers to reach each other. The FCC's 2017 Order eliminates these rules except for certain disclosure requirements (see the official release summary from the FCC below). Additionally, Congress and some states are considering legislation that may codify "network neutrality" rules.

The Federal Communications Commission has made the following official release about the Restoring Internet Freedom Order:

"The FCC's Restoring Internet Freedom Order, which took effect on June 11, (2018) provides a framework for protecting an open Internet while paving the way for better, faster and cheaper Internet access for consumers. It replaces unnecessary, heavy-handed regulations that were developed way back in 1934 with strong consumer protections, increased transparency, and common-sense rules that will promote investment and broadband deployment. The FCC's framework for protecting Internet freedom has three key parts:

1. Consumer Protection

The Federal Trade Commission will police and take action against Internet service providers for anticompetitive acts or unfair and deceptive practices. The FTC is the nation's premier consumer protection agency, and until the FCC stripped it of jurisdiction over Internet service providers in 2015, the FTC protected consumers consistently across the Internet economy.

2. Transparency

A critical part of Internet openness involves Internet service providers being transparent about their business practices. That's why the FCC has imposed enhanced transparency requirements. Internet service providers must publicly disclose information regarding their network management practices, performance, and commercial terms of service. These disclosures must be made via a publicly available, easily accessible company website or through the FCC's website. This will discourage harmful practices and help regulators target any problematic conduct. These disclosures also support innovation, investment, and competition by ensuring that entrepreneurs and other small businesses have the technical information necessary to create and maintain online content, applications, services, and devices.

Internet Service Providers must clearly disclose their network management practices on their own web sites or with the FCC. For more information about these disclosures, you can visit https://www.fcc.gov/isp- disclosures.

Removes Unnecessary Regulations to Promote Broadband Investment

The Internet wasn't broken in 2015, when the previous FCC imposed 1930s-era regulations (known as "Title II") on Internet service providers. And ironically, these regulations made things worse by limiting investment in high-speed networks and slowing broadband deployment. Under Title II, broadband network investment dropped more than 5.6% -- the first time a decline has happened outside of a recession. The effect was particularly serious for smaller Internet service providers (fixed wireless companies, small-town cable operators, municipal broadband providers, electric cooperatives, and others) that don't have the resources or lawyers to navigate a thicket of complex rules...."

The items listed in this internet Order are for carriers such as Century Link, which is our contract internet provider, and we are in compliance with the areas that we are responsible for which are few. We generate the last mile of internet service but we are actually a reseller of Century Link services as they provide the bandwidth to us.

        Access for Persons with Disabilities.    The FCC's rules require us to ensure that persons with disabilities have access to "advanced communications services" ("ACS"), such as electronic messaging and interoperable video conferencing. They also require that certain pay television programming delivered via Internet Protocol include closed captioning and require entities distributing such programming to end users to pass through such captions and identify programming that should be captioned.

        Other Regulation.    The 2015 Order also subjected broadband providers' Internet traffic exchange rates and practices to potential FCC oversight and created a mechanism for third parties to file complaints regarding these matters. In addition, our provision of Internet services also subjects us to the limitations on use and disclosure of user communications and records contained in the Electronic Communications Privacy Act of 1986. Broadband Internet access service is also subject to other federal and state privacy laws applicable to electronic communications.

        Additionally, providers of broadband Internet access services must comply with CALEA, which requires providers to make their services and facilities accessible for law enforcement intercept requests. Various other federal and state laws apply to providers of services that are accessible through broadband Internet access service, including copyright laws, telemarketing laws, prohibitions on obscenity, and a ban on unsolicited commercial e-mail, and privacy and data security laws. Online content we provide is also subject to some of these laws.

        Other forms of regulation of broadband Internet access service currently being considered by the FCC, Congress or state legislatures include consumer protection requirements, cyber security requirements, consumer service standards, requirements to contribute to universal service programs and requirements to protect personally identifiable customer data from theft. Pending and future legislation in this area could adversely affect our operations as an Internet service provider and our relationship with our Internet customers.

        Additionally, from time to time the FCC and Congress have considered whether to subject broadband Internet access services to the federal Universal Service Fund ("USF") contribution requirements. Any contribution requirements adopted for Internet access services would impose significant new costs on our broadband Internet service. At the same time, the FCC is changing the manner in which Universal Service funds are distributed. By focusing on broadband and wireless deployment, rather than traditional telephone service, the changes could assist some of our competitors in more effectively competing with our service offerings.

VoIP Services

        We provide telephony services using VoIP technology ("interconnected VoIP"). The FCC has adopted several regulations for interconnected VoIP services, as have several states, especially as it relates to core customer and safety issues such as e911, local number portability, disability access, outage reporting, universal service contributions, and regulatory reporting requirements. The FCC has not, however, formally classified interconnected VoIP services as either information services or telecommunications services. In this vacuum, some states have asserted more expansive rights to regulate interconnected VoIP services, while others have adopted laws that bar the state commission from regulating VoIP service.

        Universal Service.    Interconnected VoIP services must contribute to the USF used to subsidize communication services provided to low income households, to customers in rural and high cost areas, and to schools, libraries, and rural health care providers. The amount of universal service contribution required of interconnected VoIP service providers is based on a percentage of revenues earned from interstate and international services provided to end users. We allocate our end user revenues and remit payments to the universal service fund in accordance with FCC rules. The FCC has ruled that states may impose state universal service fees on interconnected VoIP providers.

      Local Number Portability.    The FCC requires interconnected VoIP service providers and their "numbering partners" to ensure that their customers have the ability to port their telephone numbers when changing providers. We also contribute to federal funds to meet the shared costs of local number portability and the costs of North American Numbering Plan Administration.

        Intercarrier Compensation.    In an October 2011 reform order and subsequent clarifying orders, the FCC revised the regime governing payments among providers of telephony services for the exchange of calls between and among different networks ("intercarrier compensation") to, among other things, explicitly include interconnected VoIP. In that Order, the FCC determined that intercarrier compensation for all terminating traffic, including VoIP traffic exchanged in TDM format, will be phased down over several years to a "bill-and-keep" regime, with no compensation between carriers for most terminating traffic by 2018. The FCC is considering further reform in this area, which could reduce or eliminate compensation for originating traffic as well.

        Other Regulation.    Interconnected VoIP service providers are required to provide enhanced 911 emergency services to their customers; protect customer proprietary network information from unauthorized disclosure to third parties; report to the FCC on service outages; comply with telemarketing regulations and other privacy and data security requirements; comply with disabilities access requirements and service discontinuance obligations; comply with call signaling requirements; and comply with CALEA standards. In August 2015, the FCC adopted new rules to improve the resiliency of the communications network. Under the new rules, providers of telephony services, including interconnected VoIP service providers, must make available eight hours of standby backup power for consumers to purchase at the point of sale. The rules also require that providers inform new and current customers about service limitations during power outages and steps that consumers can take to address those risks.

 For additional information about these matters, see “Risk Factors.”

LICENSES

Arizona CLEC license in Phoenix area. License #20090393 which expires 2023 and is renewable every seven years.

TITLE TO PROPERTIES

None.

BACKLOG OF ORDERS

We currently have no backlogs of orders for sales, at this time.

GOVERNMENT CONTRACTS

We have no government contracts.

COMPANY SPONSORED RESEARCH AND DEVELOPMENT

We are not conducting any research.

NUMBER OF PERSONS EMPLOYED

We have approximately 30 employees who work approximately 45 hours per week. All officers and directors work approximately 60 hours per week as directors.

DESCRIPTION OF PROPERTY

DESCRIPTION OF PROPERTIES/ASSETS

(a)	Real Estate.	None.
(b)	Title to properties.	None.
(c)	Patents, Trade Names, Trademarks and Copyrights	See below.

Our executive offices are located in San Diego, California. We do not own any real property, but lease and office space consisting of approximately 27,000 sq. ft. among all of our corporate and subsidiary locations. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet the current needs of our business.

PATENTS, TRADE NAMES, TRADEMARKS AND COPYRIGHTS

Either directly or through our subsidiaries, we have rights in various patents, trade names, trademarks, copyrights and other intellectual property necessary to conduct our business. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others as we deem appropriate.

We periodically receive offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices, or are named in lawsuits, alleging that our products or services infringe on patents or other intellectual property rights of third parties. In certain instances, these matters can potentially adversely impact our operations, operating results or financial position. For additional information, see “Risk Factors”.

PLAN OF OPERATIONS

We intend to expend funds over the next four quarters as follows:

Time Period	Description	$ Amount
1st Quarter 2019	Expand Sales of products and services organically and through acquisitions. Raise additional capital through offering of common stock or loans to support sales growth strategy.	$900,000

2nd Quarter 2019	Sales expansion through Media, Telecom, SaaS, and Content Product Releases and Acquisitions	$9,450,000

3rd Quarter 2019	Expansion of national and international sales and acquisitions	$3,300,000

4th Quarter 2019	Additional acquisitions and development costs marketing capital to launch our mobile banking division	$3,250,000

Our Budget for operations in the next year is as follows:

Working Capital	$1,200,000
Legal, Audit and Accounting	$400,000
Fees, rent, travel and general & administrative expenses	$500,000
$2,100,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Based on our current cash reserves of approximately $50,000 as of March 31, 2019, we do not have the cash for an operational budget going forward.  If we are unable to generate enough revenue, to cover our operational costs, we will need to seek additional sources of funds.  Currently, we have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2018, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO TPT GLOBAL’S PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: OUR ABILITY OF TO IMPLEMENT OUR BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; TPT GLOBAL’S LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS FILING OR IN OTHER OF TPT GLOBAL’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. TPT GLOBAL IS UNDER NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

RISK FACTORS RELATED TO OUR BUSINESS

Many of our competitors are better established and have resources significantly greater than we have, which may make it difficult to attract and retain subscribers.

We will compete with other providers of telephony service, many of which have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may be able to offer, or bring to market earlier, products and services that are superior to our own in terms of features, quality, pricing or other factors. Our failure to compete successfully with any of these companies would have a material adverse effect on our business and the trading price of our common stock.

The market for broadband and VoIP services is highly competitive, and we compete with several other companies within a single market:

•	cable operators offering high-speed Internet connectivity services and voice communications;
•	incumbent and competitive local exchange carriers providing DSL services over their existing wide, metropolitan and local area networks;
•	3G cellular, PCS and other wireless providers offering wireless broadband services and capabilities, including developments in existing cellular and PCS technology that may increase network speeds or have other advantages over our services;
•	internet service providers offering dial-up Internet connectivity;
•	municipalities and other entities operating free or subsidized WiFi networks;
•	providers of VoIP telephony services;
•	wireless Internet service providers using licensed or unlicensed spectrum;
•	satellite and fixed wireless service providers offering or developing broadband Internet connectivity and VoIP telephony;
•	electric utilities and other providers offering or planning to offer broadband Internet connectivity over power lines; and
•	resellers providing wireless Internet service by “piggy-backing” on DSL or WiFi networks operated by others.

Moreover, we expect other existing and prospective competitors, particularly if our services are successful; to adopt technologies or business plans similar to ours or seek other means to develop a product competitive with our services. Many of our competitors are well-established and have larger and better developed networks and systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. These competitors can often subsidize competing services with revenues from other sources, such as advertising, and thus may offer their products and services at lower prices than ours. These or other competitors may also reduce the prices of their services significantly or may offer broadband connectivity packaged with other products or services. We may not be able to reduce our prices or otherwise alter our services correspondingly, which would make it more difficult to attract and retain subscribers.

Our Acquisitions could result in operating difficulties, dilution and distractions from our core business.

We have evaluated, and expect to continue to evaluate, potential strategic transactions, including larger acquisitions. The process of acquiring and integrating a company, business or technology is risky, may require a disproportionate amount of our management or financial resources and may create unforeseen operating difficulties or expenditures, including:

•	difficulties in integrating acquired technologies and operations into our business while maintaining uniform standards, controls, policies and procedures;

•	increasing cost and complexity of assuring the implementation and maintenance of adequate internal control and disclosure controls and procedures, and of obtaining the reports and attestations that are required of a company filing reports under the Securities Exchange Act;
•	difficulties in consolidating and preparing our financial statements due to poor accounting records, weak financial controls and, in some cases, procedures at acquired entities based on accounting principles not generally accepted in the United States, particularly those entities in which we lack control; and
•	the inability to predict or anticipate market developments and capital commitments relating to the acquired company, business or technology.

Acquisitions of and joint ventures with companies organized outside the United States often involve additional risks, including:

•	difficulties, as a result of distance, language or culture differences, in developing, staffing and managing foreign operations;
•	lack of control over our joint ventures and other business relationships;
•	currency exchange rate fluctuations;

•	longer payment cycles;
•	credit risk and higher levels of payment fraud;
•	foreign exchange controls that might limit our control over, or prevent us from repatriating, cash generated outside the United States;
•	potentially adverse tax consequences;
•	expropriation or nationalization of assets;
•	differences in regulatory requirements that may make it difficult to offer all of our services;
•	unexpected changes in regulatory requirements;
•	trade barriers and import and export restrictions; and
•	political or social unrest and economic instability.

The anticipated benefit of any of our acquisitions or investments may never materialize. Future investments, acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future investments and acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms, or at all.

Our substantial indebtedness and our current default status and any restrictive debt covenants could limit our financing options and liquidity position and may limit our ability to grow our business.

Our indebtedness could have important consequences to the holders of our common stock, such as:

•	we may not be able to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions on terms acceptable to us or at all;
•	we may be unable to refinance our indebtedness on terms acceptable to us or at all;
•	if substantial indebtedness continues it could make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures; and
•	cash flows from operations are currently negative and may continue to be so, and our remaining cash, if any, may be insufficient to operate our business.
•	paying dividends to our stockholders;
•	incurring, or cause certain of our subsidiaries to incur, additional indebtedness;
•	permitting liens on or conduct sales of any assets pledged as collateral;
•	selling all or substantially all of our assets or consolidate or merge with or into other companies;
•	repaying existing indebtedness; and
•	engaging in transactions with affiliates.

As of December 31, 2018, the total debt or financing arrangements was $10,671,806, of which $85,192 or less than 1% of total current liabilities is past due. As of December 31, 2018, capital leases are in the amount of $560,807, of which 111,704 is in default. Our inability to renegotiate our indebtedness may cause lien holders to obtain possession of a good portion of our assets which would significantly alter our ability to generate revenues and obtain any additional financing.

We may experience difficulties in constructing, upgrading and maintaining our network, which could adversely affect customer satisfaction, increase subscriber turnover and reduce our revenues.

Our success depends on developing and providing products and services that give subscribers a high-quality internet connectivity and VoIP experience. If the number of subscribers using our network and the complexity of our products and services increase, we will require more infrastructure and network resources to maintain the quality of our services. Consequently, we expect to make substantial investments to construct and improve our facilities and equipment and to upgrade our technology and network infrastructure. If we do not implement these developments successfully, or if we experience inefficiencies, operational failures or unforeseen costs during implementation, the quality of our products and services could decline.

We may experience quality deficiencies, cost overruns and delays on construction, maintenance and upgrade projects, including the portions of those projects not within our control or the control of our contractors. The construction of our network requires the receipt of permits and approvals from numerous governmental bodies, including municipalities and zoning boards. Such bodies often limit the expansion of transmission towers and other construction necessary for our business. Failure to receive approvals in a timely fashion can delay system rollouts and raise the cost of completing construction projects. In addition, we typically are required to obtain rights from land, building and tower owners to install our antennas and other equipment to provide service to our subscribers. We may not be able to obtain, on terms acceptable to us, or at all, the rights necessary to construct our network and expand our services.

We also face challenges in managing and operating our network. These challenges include operating, maintaining and upgrading network and customer premises equipment to accommodate increased traffic or technological advances, and managing the sales, advertising, customer support, billing and collection functions of our business while providing reliable network service at expected speeds and VoIP telephony at expected levels of quality. Our failure in any of these areas could adversely affect customer satisfaction, increase subscriber turnover, increase our costs, decrease our revenues and otherwise have a material adverse effect on our business, prospects, financial condition and results of operations.

If we do not obtain and maintain rights to use licensed spectrum in one or more markets, we may be unable to operate in these markets, which could adversely affect our ability to execute our business strategy.

Even though we have established license agreements, growth requires that we plan to provide our services obtaining additional licensed spectrum both in the United States and internationally, we depend on our ability to acquire and maintain sufficient rights to use licensed spectrum by obtaining our own licenses or long-term spectrum leases, in each of the markets in which we operate or intend to operate. Licensing is the short-term solution to obtaining the necessary spectrum as building out spectrum is a long and difficult process that can be costly and require a disproportionate amount of our management resources. We may not be able to acquire, lease or maintain the spectrum necessary to execute our business strategy.

Using licensed spectrum, whether owned or leased, poses additional risks to us, including:

•	inability to satisfy build-out or service deployment requirements upon which our spectrum licenses or leases are, or may be, conditioned;
•	increases in spectrum acquisition costs;
•	adverse changes to regulations governing our spectrum rights;
•	the risk that spectrum we have acquired or leased will not be commercially usable or free of harmful interference from licensed or unlicensed operators in our or adjacent bands;
•	with respect to spectrum we will lease in the United States, contractual disputes with or the bankruptcy or other reorganization of the license holders, which could adversely affect our control over the spectrum subject to such license;
•	failure of the FCC or other regulators to renew our spectrum licenses as they expire; and
•	invalidation of our authorization to use all or a significant portion of our spectrum, resulting in, among other things, impairment charges related to assets recorded for such spectrum.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business, brand and reputation with investors may be harmed.

In addition, reporting a material weakness may negatively impact investors’ perception of us. We have allocated, and will continue to allocate, significant additional resources to remedy any deficiencies in our internal control.

There can be no assurances that our remedial measures will be successful in curing the any material weakness or that other significant deficiencies or material weaknesses will not arise in the future.

Interruption or failure of our information technology and communications systems could impair our ability to provide our products and services, which could damage our reputation and harm our operating results.

We have experienced service interruptions in some markets in the past and may experience service interruptions or system failures in the future. Any unscheduled service interruption adversely affects our ability to operate our business and could result in an immediate loss of revenues. If we experience frequent or persistent system or network failures, our reputation and brand could be permanently harmed. We may make significant capital expenditures to increase the reliability of our systems, but these capital expenditures may not achieve the results we expect.

Our products and services depend on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand could be damaged if people believe our network is unreliable. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning may not be adequate. The occurrence of a natural disaster or unanticipated problems at our network centers could result in lengthy interruptions in our service and adversely affect our operating results.

The industries in which we operate are continually evolving, which makes it difficult to evaluate our future prospects and increases the risk of your investment. Our products and services may become obsolete, and we may not be able to develop competitive products or services on a timely basis or at all.

The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols, and continuous improvements in products and services. Our future success depends on our ability to enhance current products and to develop and introduce, in a timely manner, new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address end-user customer requirements and achieve market acceptance. There can be no assurance that the deployment of wireless networks will not be delayed or that our products will achieve widespread market acceptance or be capable of providing service at competitive prices in sufficient volumes. In the event that our products are not timely and economically developed or do not gain widespread market acceptance, our business, results of operations and financial condition would be materially adversely affected. There can also be no assurance that our products will not be rendered obsolete by the introduction and acceptance of new communications protocols.

The broadband services industry is characterized by rapid technological change, competitive pricing, frequent new service introductions and evolving industry standards and regulatory requirements. We believe that our success depends on our ability to anticipate and adapt to these challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with our reliance on technological development, such as:

•	competition from service providers using more traditional and commercially proven means to deliver similar or alternative services;
•	competition from new service providers using more efficient, less expensive technologies, including products not yet invented or developed;
•	uncertain consumer acceptance;
•	realizing economies of scale;
•	responding successfully to advances in competing technologies in a timely and cost-effective manner;
•	migration toward standards-based technology, requiring substantial capital expenditures; and
•	existing, proposed or undeveloped technologies that may render our wireless broadband and VoIP telephony services less profitable or obsolete.

As the products and services offered by us and our competitors develop, businesses and consumers may not accept our services as a commercially viable alternative to other means of delivering wireless broadband and VoIP telephony services.

If we are unable to successfully develop and market additional services and/or new generations of our services offerings or market our services and product offerings to a broad number of customers, we may not remain competitive.

Our future success and our ability to increase net revenue and earnings depend, in part, on our ability to develop and market new additional services and/or new generations of our current services offerings and market our existing services offerings to a broad number of customers. However, we may not be able to, among other things:

•	successfully develop or market new services or product offerings or enhance existing services offerings;
•	educate third-party sales organizations adequately for them to promote and sell our services offerings;
•	develop, market and distribute existing and future services offerings in a cost-effective manner; or
•	operate the facilities needed to provide our services offerings.

If we fail to develop new service offerings, or if we incur unexpected expenses or delays in product development or integration, we may lose our competitive position and incur substantial additional expenses or may be required to curtail or terminate all or part of our present planned business operations.

Our failure to do any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. In addition, if any of our current or future services offerings contain undetected errors or design defects or do not work as expected for our customers, our ability to market these services offerings could be substantially impeded, resulting in lost sales, potential reputation damage and delays in obtaining market acceptance of these services offerings. We cannot assure you that we will continue to successfully develop and market new or enhanced applications for our services offerings. If we do not continue to expand our services offerings portfolio on a timely basis or if those products and applications do not receive market acceptance, become regulatory restricted, or become obsolete, we will not grow our business as currently expected.

We operate in a very competitive environment.

There are three types of competitors for our service offerings.

(1)	The value-added resellers and other vendors of hardware and software for on-site installation do not typically have an offering similar to our cloud-based services. However, they are the primary historic service suppliers to our targeted customers and will actively work to defend their customer base.

(2)	There are a number of providers offering services, but they typically offer only one or two applications of their choosing instead of our offering which bundles customer’s chosen services.

(3)	There are a few providers that offer more than two applications from the cloud. However currently, these providers typically offer only those applications they have chosen.

Our industry is characterized by rapid change resulting from technological advances and new services offerings. Certain competitors have substantially greater capital resources, larger customer bases, larger sales forces, greater marketing and management resources, larger research and development staffs and larger facilities than our and have more established reputations with our target customers, as well as distribution channels that are entrenched and may be more effective than ours. Competitors may develop and offer technologies and products that are more effective, have better features, are easier to use, are less expensive and/or are more readily accepted by the marketplace than our offerings. Their products could make our technology and service offerings obsolete or noncompetitive. Competitors may also be able to achieve more efficient operations and distribution than ours may be able to and may offer lower prices than we could offer profitably. We may decide to alter or discontinue aspects of our business and may adopt different strategies due to business or competitive factors or factors currently unforeseen, such as the introduction by competitors of new products or services technologies that would make part or all of our service offerings obsolete or uncompetitive.

In addition, the industry could experience some consolidation. There is also a risk that larger companies will enter our markets.

If we fail to maintain effective relationships with our major vendors, our services offerings and profitability could suffer.

We use third party providers for services. In addition, we purchase hardware, software and services from external suppliers. Accordingly, we must maintain effective relationships with our vendor base to source our needs, maintain continuity of supply, and achieve reasonable costs. If we fail to maintain effective relationships with our vendor base, this may adversely affect our ability to deliver the best products and services to our customers and our profitability could suffer.

Any failure of the physical or electronic security that resulted in unauthorized parties gaining access to customer data could adversely affect our business, financial condition and results of operations.

We use commercial data networks to service customers cloud based services and the associated customer data. Any data is subject to the risk of physical or electronic intrusion by unauthorized parties. We have a multi-homed firewalls and Intrusion Detection / Prevention systems to protect against electronic intrusion and two physical security levels in our networks. Our policy is to close all external ports as a default. Robust anti-virus software runs on all client servers. Systems have automated monitoring and alerting for unusual activity. We also have a Security Officer who monitors these systems. We have better security systems and expertise than our clients can afford separately but any failure of these systems could adversely affect our business growth and financial condition.

Demand for our service offerings may decrease if new government regulations substantially increase costs, limit delivery or change the use of Internet access and other products on which our service offerings depend.

We are dependent on Internet access to deliver our service offerings. If new regulations are imposed that limit the use of the Internet or impose significant taxes on services delivered via the Internet it could change our cost structure and/or affect our business model. The significant changes in regulatory costs or new limitations on Internet use could impact our ability to operate as we anticipate, could damage our reputation with our customers, disrupt our business or result in, among other things, decreased net revenue and increased overhead costs. As a result, any such failure could harm our business, financial condition and results of operations.

Our securities, as offered hereby, are highly speculative and should be purchased only by persons who can afford to lose their entire investment in us. Each prospective investor should carefully consider the following risk factors, as well as all other information set forth elsewhere in this prospectus, before purchasing any of the shares of our common stock.

Increasing regulation of our Internet-based products and services could adversely affect our ability to provide new products and services.

On February 26, 2015, the FCC adopted a new "network neutrality" or Open Internet order (the "2015 Order") that: (1) reclassified broadband Internet access service as a Title II common carrier service, (2) applied certain existing Title II provisions and associated regulations; (3) forbore from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization and unreasonable interference with the ability of end users and edge providers to reach each other. The 2015 Order also subjected broadband providers' Internet traffic exchange rates and practices to potential FCC oversight and created a mechanism for third parties to file complaints regarding these matters. The 2015 Order could limit our ability to efficiently manage our cable systems and respond to operational and competitive challenges. In December 2017, the FCC adopted an order (the "2017 Order") that in large part reverses the 2015 Order. The 2017 Order has not yet gone into effect, however, and the 2015 Order will remain binding until the 2017 Order takes effect. The 2017 Order is expected to be subject to legal challenge that may delay its effect or overturn it. Additionally, Congress and some states are considering legislation that may codify "network neutrality" rules.

Offering telephone services may subject us to additional regulatory burdens, causing us to incur additional costs.

We offer telephone services over our broadband network and continue to develop and deploy interconnected VoIP services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those that we offer to our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can operate in the market. However, the scope of these interconnection rights are being reviewed in a current FCC proceeding, which may affect our ability to compete in the provision of telephony services or result in additional costs. It remains unclear precisely to what extent federal and state regulators will subject VoIP services to traditional telephone service regulation. Expanding our offering of these services may require us to obtain certain authorizations, including federal and state licenses. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. The FCC has already extended certain traditional telecommunications requirements, such as E911 capabilities, Universal Service Fund contribution, Communications Assistance for Law Enforcement Act ("CALEA"), measures to protect Customer Proprietary Network Information, customer privacy, disability access, number porting, battery back-up, network outage reporting, rural call completion reporting and other regulatory requirements to many VoIP providers such as us. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs and may otherwise materially adversely impact our operations. In 2011, the FCC released an order significantly changing the rules governing intercarrier compensation for the origination and termination of telephone traffic between interconnected carriers. These rules have resulted in a substantial decrease in interstate compensation payments over a multi-year period. The FCC is currently considering additional reforms that could further reduce interstate compensation payments. Further, although the FCC recently declined to impose additional regulatory burdens on certain point to point transport ("special access") services provided by cable companies, that FCC decision has been appealed by multiple parties. If those appeals are successfully, there could be additional regulatory burdens and additional costs placed on these services.

We may engage in acquisitions and other strategic transactions and the integration of such acquisitions and other strategic transactions could materially adversely affect our business, financial condition and results of operations.

Our business has grown significantly as a result of acquisitions, including the Acquisitions, which entail numerous risks including:

•distraction of our management team in identifying potential acquisition targets, conducting due diligence and negotiating acquisition agreements;

•difficulties in integrating the operations, personnel, products, technologies and systems of acquired businesses;

•difficulties in enhancing our customer support resources to adequately service our existing customers and the customers of acquired businesses;

•the potential loss of key employees or customers of the acquired businesses;

•unanticipated liabilities or contingencies of acquired businesses;

•unbudgeted costs which we may incur in connection with pursuing potential acquisitions which are not consummated;

•failure to achieve projected cost savings or cash flow from acquired businesses, which are based on projections that are inherently uncertain;

•fluctuations in our operating results caused by incurring considerable expenses to acquire and integrate businesses before receiving the anticipated revenues expected to result from the acquisitions; and

•difficulties in obtaining regulatory approvals required to consummate acquisitions.

We also participate in competitive bidding processes, some of which may involve significant cable systems. If we are the winning bidder in any such process involving significant cable systems or we otherwise engage in acquisitions or other strategic transactions in the future, we may incur additional debt, contingent liabilities and amortization expenses, which could materially adversely affect our business, financial condition and results of operations. We could also issue substantial additional equity which could dilute existing stockholders.

If our acquisitions, including the Acquisitions and the integration of the Optimum and Suddenlink businesses, do not result in the anticipated operating efficiencies, are not effectively integrated, or result in costs which exceed our expectations, our business, financial condition and results of operations could be materially adversely affected.

Significant unanticipated increases in the use of bandwidth-intensive Internet-based services could increase our costs.

The rising popularity of bandwidth-intensive Internet-based services poses risks for our broadband services. Examples of such services include peer-to-peer file sharing services, gaming services and the delivery of video via streaming technology and by download. If heavy usage of bandwidth-intensive broadband services grows beyond our current expectations, we may need to incur more expenses than currently anticipated to expand the bandwidth capacity of our systems or our customers could have a suboptimal experience when using our broadband service. In order to continue to provide quality service at attractive prices, we need the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage bandwidth usage efficiently. Our ability to undertake such actions could be restricted by regulatory and legislative efforts to impose so-called "net neutrality" requirements on broadband communication providers like us that provide broadband services. For more information, see "Regulation—Broadband."

We operate in a highly competitive business environment which could materially adversely affect our business, financial condition, results of operations and liquidity.

We operate in a highly competitive, consumer-driven industry and we compete against a variety of broadband, pay television and telephony providers and delivery systems, including broadband communications companies, wireless data and telephony providers, satellite-delivered video signals, Internet-delivered video content and broadcast television signals available to residential and business customers in our service areas. Some of our competitors include AT&T and its DirecTV subsidiary, CenturyLink, DISH Network, Frontier and Verizon. In addition, our pay television services compete with all other sources of leisure, news, information and entertainment, including movies, sporting or other live events, radio broadcasts, home-video services, console games, print media and the Internet.

In some instances, our competitors have fewer regulatory burdens, easier access to financing, greater resources, greater operating capabilities and efficiencies of scale, stronger brand-name recognition, longstanding relationships with regulatory authorities and customers, more subscribers, more flexibility to offer promotional packages at prices lower than ours and greater access to programming or other services. This competition creates pressure on our pricing and has adversely affected, and may continue to affect, our ability to add and retain customers, which in turn adversely affects our business, financial condition and results of operations. The effects of competition may also adversely affect our liquidity and ability to service our debt. For example, we face intense competition from Verizon and AT&T, which have network infrastructure throughout our service areas. We estimate that competitors are currently able to sell a fiber-based triple play, including broadband, pay television and telephony services, and may expand these and other service offerings to our potential customers.

Our competitive risks are heightened by the rapid technological change inherent in our business, evolving consumer preferences and the need to acquire, develop and adopt new technology to differentiate our products and services from those of our competitors, and to meet consumer demand. We may need to anticipate far in advance which technology we should use for the development of new products and services or the enhancement of existing products and services. The failure to accurately anticipate such changes may adversely affect our ability to attract and retain customers, which in turn could adversely affect our business, financial condition and results of operations. Consolidation and cooperation in our industry may allow our competitors to acquire service capabilities or offer products that are not available to us or offer similar products and services at prices lower than ours. For example, Comcast and Charter Communications have agreed to jointly explore operational efficiencies to speed their respective entries into the wireless market, including in the areas of creating common operating platforms and emerging wireless technology platforms. In addition, changes in the regulatory and legislative environments may result in changes to the competitive landscape.

In addition, certain of our competitors own directly or are affiliated with companies that own programming content or have exclusive arrangements with content providers that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers. For example, DirecTV has exclusive arrangements with the National Football League that give it access to programming we cannot offer. AT&T also has an agreement to acquire Time Warner, which owns a number of cable networks, including TBS, CNN and HBO, as well as Warner Bros. Entertainment, which produces television, film and home-video content. AT&T's and DirecTV's potential access to Time Warner programming could allow AT&T and DirecTV to offer competitive and promotional packages that could negatively affect our ability to maintain or increase our existing customers and revenues. DBS operators such as DISH Network and DirecTV also have marketing arrangements with certain phone companies in which the DBS provider's pay television services are sold together with the phone company's broadband and mobile and traditional phone services.

Most broadband communications companies, which already have wired networks, an existing customer base and other operational functions in place (such as billing and service personnel), offer DSL services. We believe DSL service competes with our broadband service and is often offered at prices lower than our Internet services. However, DSL is often offered at speeds lower than the speeds we offer. In addition, DSL providers may currently be in a better position to offer Internet services to businesses since their networks tend to be more complete in commercial areas. They may also increasingly have the ability to combine video services with telephone and Internet services offered to their customers, particularly as broadband communications companies enter into co-marketing agreements with other service providers. In addition, current and future fixed and wireless Internet services, such as 3G, 4G and 5G fixed and wireless broadband services and Wi-Fi networks, and devices such as wireless data cards, tablets and smartphones, and mobile wireless routers that connect to such devices, may compete with our broadband services.

Our telephony services compete directly with established broadband communications companies and other carriers, including wireless providers, as increasing numbers of homes are replacing their traditional telephone service with wireless telephone service. We also compete against VoIP providers like Vonage, Skype, GoogleTalk, Facetime, WhatsApp and magicJack that do not own networks but can provide service to any person with a broadband connection, in some cases free of charge. In addition, we compete against ILECs, other CLECs and long-distance voice-service companies for large commercial and enterprise customers. While we compete with the ILECs, we also enter into interconnection agreements with ILECs so that our customers can make and receive calls to and from customers served by the ILECs and other telecommunications providers. Federal and state law and regulations require ILECs to enter into such agreements and provide facilities and services necessary for connection, at prices subject to regulation. The specific price, terms and conditions of each agreement, however, depend on the outcome of negotiations between us and each ILEC. Interconnection agreements are also subject to approval by the state regulatory commissions, which may arbitrate negotiation impasses. These agreements, like all interconnection agreements, are for limited terms and upon expiration are subject to renegotiation, potential arbitration and approval under the laws in effect at that time.

We also face competition for our advertising sales from traditional and non-traditional media outlets, including television and radio stations, traditional print media and the Internet.

We face significant risks as a result of rapid changes in technology, consumer expectations and behavior.

The broadband communications industry has undergone significant technological development over time and these changes continue to affect our business, financial condition and results of operations. Such changes have had, and will continue to have, a profound impact on consumer expectations and behavior. Our video business faces technological change risks as a result of the continuing development of new and changing methods for delivery of programming content such as Internet-based delivery of movies, shows and other content which can be viewed on televisions, wireless devices and other developing mobile devices. Consumers' video consumption patterns are also evolving, for example, with more content being downloaded for time-shifted consumption. A proliferation of delivery systems for video content can adversely affect our ability to attract and retain subscribers and the demand for our services and it can also decrease advertising demand on our delivery systems. Our broadband business faces technological challenges from rapidly evolving wireless Internet solutions. Our telephony service offerings face technological developments in the proliferation of telephony delivery systems including those based on Internet and wireless delivery. If we do not develop or acquire and successfully implement new technologies, we will limit our ability to compete effectively for subscribers, content and advertising. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect from the introduction of our home communications hub,, or that it will be rolled out across our footprint in the timeframe we anticipate. In addition, we may be required to make material capital and other investments to anticipate and to keep up with technological change. These challenges could adversely affect our business, financial condition and results of operations.

Our revenues and growth may be constrained due to demand exceeding capacity of our systems or our inability to develop solutions.

We anticipate generating revenues in the future from broadband connectivity, other Internet services, and broadband and in the cloud services. Demand and market acceptance for these recently introduced services and products delivered over the Internet is uncertain. Critical issues concerning the use of the Internet, such as ease of access, security, reliability, cost and quality of service, exist and may affect the growth of Internet use or the attractiveness of conducting commerce online. In addition, the Internet and online services may not be accepted as viable for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and online services continue to experience significant growth, there can be no assurance that the infrastructure of the Internet and online services will prove adequate to support increased user demands. In addition, the Internet or online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or online service activity. Changes in, or insufficient availability of, telecommunications services to support the Internet or online services also could result in slower response times and adversely affect usage of the Internet and online services generally and us in particular. If use of the Internet and online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and online services does not effectively support growth that may occur, or if the Internet and online services do not become a viable commercial marketplace, our business could be adversely affected.

Certain aspects of our VoIP telephony services differ from traditional telephone service. The factors that may have this effect include:

•	our subscribers may experience lower call quality than they experience with traditional wireline telephone companies, including static, echoes and transmission delays;
•	our subscribers may experience higher dropped-call rates than they experience with traditional wireline telephone companies; and
•	a power loss or Internet access interruption causes our service to be interrupted.

Additionally, our VoIP emergency calling service is significantly more limited than the emergency calling services offered by traditional telephone companies. Our VoIP emergency calling service can only transmit to a dispatcher at a public safety answering point, or PSAP, the location information that the subscriber has registered with us, which may at times be different from the actual location at the time of the call. As a result, our emergency calling systems may not assure that the appropriate PSAP is reached and may cause significant delays, or even failures, in callers’ receipt of emergency assistance. Our failure to develop or operate an adequate emergency calling service could subject us to substantial liabilities and may result in delays in subscriber adoption of our VoIP telephony services or all of our services, abandonment of our services by subscribers, and litigation costs, damage awards and negative publicity, any of which could harm our business, prospects, financial condition or results of operations.

If our subscribers do not accept the differences between our VoIP telephony services and traditional telephone service, they may not adopt or keep our VoIP telephony services or our other services, or may choose to retain or return to service provided by traditional telephone companies. Because VoIP telephony services represent an important aspect of our business strategy, failure to achieve subscribers’ acceptance of our VoIP telephony services may adversely affect our prospects, results of operations and the trading price of our shares.

We rely on contract manufacturers and a limited number of third-party suppliers to produce our network equipment and to maintain our network sites. If these companies fail to perform, we may have a shortage of components and may be required to suspend our network deployment and our product and service introduction.

We depend on contract manufacturers, to produce and deliver acceptable, high quality products on a timely basis. We also depend on a limited number of third parties to maintain our network facilities. If our contract manufacturer or other providers do not satisfy our requirements, or if we lose our contract manufacturers or any other significant provider, we may have an insufficient network services for delivery to subscribers, we may be forced to suspend portions of our wireless broadband network, enrollment of new subscribers, and product sales and our business, prospects, financial condition and operating results may be harmed.

We rely on highly skilled executives and other personnel. If we cannot retain and motivate key personnel, we may be unable to implement our business strategy.

We will be highly dependent on the scientific, technical, and managerial skills of certain key employees, including technical, research and development, sales, marketing, financial and executive personnel, and on our ability to identify, hire and retain additional personnel. To accommodate our current size and manage our anticipated growth, we must expand our employee base. Competition for key personnel, particularly persons having technical expertise, is intense, and there can be no assurance that we will be able to retain existing personnel or to identify or hire additional personnel. The need for such personnel is particularly important given the strains on our existing infrastructure and the need to anticipate the demands of future growth. In particular, we are highly dependent on the continued services of our senior management team, which currently is composed of a small number of individuals. We do not maintain key-man life insurance on the life of any employee. The inability of us to attract, hire or retain the necessary technical, sales, marketing, financial and executive personnel, or the loss of the services of any member of our senior management team, could have a material adverse effect on us.

Our future success depends largely on the expertise and reputation of our founder, Chairman and Chief Executive Officer Stephen J. Thomas, Richard Eberhardt, and the other members of our senior management team. In addition, we intend to hire additional highly skilled individuals to staff our operations. Loss of any of our key personnel or the inability to recruit and retain qualified individuals could adversely affect our ability to implement our business strategy and operate our business.

We are currently managed by a small number of key management and operating personnel. Our future success depends, in part, on our ability to recruit and retain qualified personnel. Failure to do so likely would have an adverse impact on our business and the trading price of our common stock.

If our data security measures are breached, subscribers may perceive our network and services as not secure.

Our network security and the authentication of the subscriber’s credentials are designed to protect unauthorized access to data on our network. Because techniques used to obtain unauthorized access to or to sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage. Consequently, unauthorized parties may overcome our encryption and security systems and obtain access to data on our network, including on a device connected to our network. In addition, because we operate and control our network and our subscribers’ Internet connectivity, unauthorized access or sabotage of our network could result in damage to our network and to the computers or other devices used by our subscribers. An actual or perceived breach of network security, regardless of whether the breach is our fault, could harm public perception of the effectiveness of our security measures, adversely affect our ability to attract and retain subscribers, expose us to significant liability and adversely affect our business prospects.

Our activities outside the United States could disrupt our operations.

We intend to invest in various international companies and spectrum opportunities through acquisitions and strategic alliances as these opportunities arise. Our activities outside the United States operate in environments different from the one we face in the United States, particularly with respect to competition and regulation. Due to these differences, our activities outside the United States may require a disproportionate amount of our management and financial resources, which could disrupt our U.S. operations and adversely affect our business.

In a number of international markets, we face substantial competition from local service providers that offer or may offer their own wireless broadband or VoIP telephony services and from other companies that provide Internet connectivity services. We may face heightened challenges in gaining market share, particularly in certain European countries, where a large portion of the population already has broadband Internet connectivity and incumbent companies already have a dominant market share in their service areas. Furthermore, foreign providers of competing services may have a substantial advantage over us in attracting subscribers due to a more established brand, greater knowledge of local subscribers’ preferences and access to significant financial or strategic resources.

In addition, foreign regulatory authorities frequently own or control the incumbent telecommunications companies operating under their jurisdiction. Established relationships between government-owned or government-controlled telecommunications companies and their traditional local providers of telecommunications services often limit access of third parties to these markets. The successful expansion of our international operations in some markets will depend on our ability to locate, form and maintain strong relationships with established local communication services and equipment providers. Failure to establish these relationships or to market or sell our products and services successfully could limit our ability to attract subscribers to our services.

We may be unable to protect our intellectual property, which could reduce the value of our services and our brand.

Our ability to compete effectively depends on our ability to protect our proprietary technologies, system designs and manufacturing processes. We may not be able to safeguard and maintain our proprietary rights. We rely on patents, trademarks and policies and procedures related to confidentiality to protect our intellectual property. Some of our intellectual property, however, is not covered by any of these protections.

We could be subject to claims that we have infringed on the proprietary rights of others, which claims would likely be costly to defend, could require us to pay damages and could limit our ability to use necessary technologies in the future.

Our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. These competitors may claim that our services and products infringe on these patents or other proprietary rights. Defending against infringement claims, even merit less ones, would be time consuming, distracting and costly. If we are found to be infringing proprietary rights of a third party, we could be enjoined from using such third party’s rights and be required to pay substantial royalties and damages and may no longer be able to use the intellectual property on acceptable terms or at all. Failure to obtain licenses to intellectual property could delay or prevent the development, manufacture or sale of our products or services and could cause us to expend significant resources to develop or acquire non-infringing intellectual property.

Our business depends on our brand, and if we do not maintain and enhance our brand, our ability to attract and retain subscribers may be impaired and our business and operating results harmed.

We believe that our brand is a critical part of our business. Maintaining and enhancing our brand may require us to make substantial investments with no assurance that these investments will be successful. If we fail to promote and maintain our brands, or if we incur significant expenses in this effort, our business, prospects, operating results and financial condition may be harmed. We anticipate that maintaining and enhancing our brand will become increasingly important, difficult and expensive.

We are subject to extensive regulation.

Our acquisition, lease, maintenance and use of spectrum licenses are extensively regulated by federal, state, local, and foreign governmental entities. A number of other federal, state, local and foreign privacy, security and consumer laws also apply to our business. These regulations and their application are subject to continual change as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities, including as a result of judicial interpretations of such laws and regulations. Current regulations directly affect the breadth of services we are able to offer and may impact the rates, terms and conditions of our services. Regulation of companies that offer competing services, such as cable and DSL providers and incumbent telecommunications carriers, also affects our business indirectly.

We are also subject to regulation because we provide VoIP telephony services. As an “interconnected” VoIP provider, we are required under FCC rules, to comply with the Communications Assistance for Law Enforcement Act, or CALEA, which requires service providers to build certain capabilities into their networks and to accommodate wiretap requests from law enforcement agencies.

In addition, the FCC or other regulatory authorities may in the future restrict our ability to manage subscribers’ use of our network, thereby limiting our ability to prevent or address subscribers’ excessive bandwidth demands. To maintain the quality of our network and user experience, we manage the bandwidth used by our subscribers’ applications, in part by restricting the types of applications that may be used over our network. Some providers and users of these applications have objected to this practice. If the FCC or other regulatory authorities were to adopt regulations that constrain our ability to employ bandwidth management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of our services for all subscribers. Such decline in the quality of our services could harm our business.

In certain of our international markets, the services provided by our business may require receipt of a license from national, provincial or local regulatory authorities. Where required, regulatory authorities may have significant discretion in granting the licenses and in the term of the licenses and are often under no obligation to renew the licenses when they expire.

The breach of a license or applicable law, even if inadvertent, can result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. In addition, regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where we already have rights to licensed spectrum. In order to promote competition, licenses may also require that third parties be granted access to our bandwidth, frequency capacity, facilities or services. We may not be able to obtain or retain any required license, and we may not be able to renew a license on favorable terms, or at all.

Our wireless broadband and VoIP telephony services may become subject to greater state or federal regulation in the future. The scope of the regulations that may apply to VoIP telephony services providers and the impact of such regulations on providers’ competitive position are presently unknown.

Our Chairman and Chief Executive Officer is also our largest stockholder, and as a result he can exert control over us and has actual or potential interests that may diverge from yours.

Mr. Thomas may have interests that diverge from those of other holders of our common stock and he owns our super majority voting Series A stock. As a result, Mr. Thomas may vote the shares he owns or otherwise cause us to take actions that may conflict with your best interests as a stockholder, which could adversely affect our results of operations and the trading price of our common stock.

Through his control, Mr. Thomas can control our management, affairs and all matters requiring stockholder approval, including the approval of significant corporate transactions, a sale of our company, decisions about our capital structure and, the composition of our board of directors.

RISK FACTORS RELATED TO OUR STOCK

We can give no assurance of success or profitability to our investors.

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2018 and 2017. Financing activities described below, have helped with working capital and other capital requirements. We incurred $5,377,489 and $3,807,401, respectively, in losses, and we used $916,407 and $750,408, respectively, in cash for operations for the years ended December 31, 2018 and 2017. Cash flows from financing activities were $871,199 and $693,502 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to December 31, 2018, shareholders extended loans to the Company in the amount of approximately $104,300 into debt that is convertible one dollar into one share of sock of Series C Preferred Stock that has been designated convertible into common stock at $0.15 per share and includes terms similar to the other Preferred Stock. A third-party advanced the company $50,000 on March 13, 2019 with verbal terms that included repayment in 45 days at 10%. There were no other terms on this.

On March 19, 2019, the “Company consummated a Securities Purchase Agreement dated March 15, 2019 with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) for the purchase of a $68,000 Convertible Promissory Note (“Geneva Roth Convertible Promissory Note”). This Geneva Roth Convertible Promissory Note is part of a larger investment term sheet with Geneva Roth, at their option, to invest in the Company up to $975,000.

In addition, On March 25, 2019, TPT Global Tech, Inc. (the “Company”) consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 Convertible Promissory Note (“Auctus Convertible Promissory Note”).

In order for us to continue as a going concern for a period of one year from the issuance of these financial statements, we will need to obtain additional debt or equity financing and look for companies with cash flow positive operations that we can acquire. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to acquire cash flow positive operations, or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet all our future obligations. Most of our existing financing arrangements are short-term. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

Our sources of capital are loans and sales of equity from common or preferred stock. We have no firm commitments for loans or equity sales at this date.

We may in the future issue more shares which could cause a loss of control by our present management and current stockholders.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

We have options issued and outstanding, convertible promissory notes and preferred stock that is convertible into common stock. A conversion of such equity and debt instruments could have a dilutive effect to existing shareholders.

As of December 31, 2018, we had options outstanding to purchase 3,093,120 shares of common stock of the Company as follows:

Grant Purpose	Grant Date	Number	Exercise Price	Expiration Date	Vesting
Part of debt issuance terms	Various	93,120	$0.046 to $0.22	12-31-2019	100%
Consulting	3-21-2018	1,000,000	$0.10	3-20-2021	100%
Legal services	3-1-2018	2,000,000	$0.10	2-28-2020	Monthly over 18 mos.
50

As of December 31, 2018, we had the following convertible promissory notes outstanding that were convertible into 4,252,555 common shares:

Grant Purpose	Balance	Accrued Interest	Debt Date	Number of equivalent shares	Convertible Share Price	Debt Due Date
Convertible Debt 2017	$67,000	5,115	Various	288,460	$0.25	5-1-20
Convertible Debt 2018	$547,200	17,011	Various	3,761,407	$0.15	(1)
Convertible Promissory Note	$202,688	—	9-30-16	202,688	$1.00	8-30-19

(1)	Due dates are 30 months from the issue date.

In addition, the Series A and B preferred stocks outstanding are convertible into common shares of 128,056,693 and 2,588,693, respectively as of December 31, 2018.

The exercise of the options, convertible promissory notes and Series A and B Series Preferred Stock into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders. There are no warrants outstanding as of December 31, 2018.

Our officers and directors may have conflicts of interests as to corporate opportunities which we may not be able or allowed to participate in.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring business opportunity from any affiliate or officer or director. (See “Conflicts of Interest” at page 79)

We have agreed to indemnification of officers and directors as is provided by Florida Statutes.

Florida Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

Our directors’ liability to us and shareholders is limited.

Florida Statutes exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

Our Stock prices in the Market may be volatile.

The value of our Common stock following this offering may be highly volatile and could be subject to fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	quarterly variations in our results of operations or those of our competitors;
•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;
51

•	disruption to our operations or those of other sources critical to our network operations;
•	the emergence of new competitors or new technologies;
•	our ability to develop and market new and enhanced products on a timely basis;
•	seasonal or other variations in our subscriber base;
•	commencement of, or our involvement in, litigation;
•	availability of additional spectrum;
•	dilutive issuances of our stock or the stock of our subsidiaries, or the incurrence of additional debt;
•	changes in our board or management;
•	adoption of new or different accounting standards;
•	changes in governmental regulations or in the status of our regulatory approvals;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements regarding WiMAX and other technical standards; and
•	general economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for shares of technology companies in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. We expect the value of our common stock will be subject to such fluctuations.

We may not be able to successfully implement our business strategy without substantial additional capital. Any such failure may adversely affect the business and results of operations.

Unless we can generate revenues sufficient to implement our Business Plan, we will need to obtain additional financing through debt or bank financing, or through the sale of shareholder interests to execute our Business Plan. We expect to need $16,900,000 in the next twelve months in capital or loans to complete our plans and operations. We may not be able to obtain this financing at all. We have not sought commitments for this financing, and we have no terms for either debt or equity financing, and we realize that it may be difficult to obtain on favorable terms. Moreover, if we issue additional equity securities to support our operations, Investor holdings may be diluted. Our business plans are at risk if we cannot continually achieve additional capital raising to complete our plans.

We are reliant, in part, on third party sales organizations, which may not perform as we expect.

We, from time to time rely on the sales force of third-party sales organizations with support from our own selling resources. The third-party relationships and internal organization are not fully developed at this time and must be developed. We may not be able to hire effective inside sales people to help our third-party sales organizations close sales. There is no assurance that any approaches will improve sales. Further, using only a direct sales force would be less cost-effective than our plan to use third-party sales organizations. In addition, a direct sales model may be ineffective if we were unable to hire and retain qualified salespeople and if the sales force fails to complete sales. Moreover, even if we successfully implement our business strategy, we may not have positive operating results. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors.

Our growth may be affected adversely if our sales of products and services are negatively affected by competition or other factors.

The growth of our business is dependent, in large part, upon the development of sales for our services and product offerings. Market opportunities that we expect to exist may not develop as expected, or at all. For example, a substantial percentage of our service offerings is oriented around data access. If lower cost alternatives are developed, our sales would decrease and our operating results would be negatively affected. Moreover, even if market opportunities develop as expected, new technologies and services offerings introduced by competitors may significantly limit our ability to capitalize on any such market opportunity. Our failure to capitalize on expected market opportunities would adversely affect revenue growth.

The lack of operating history and the rapidly changing nature of the market in which we compete make it difficult to accurately forecast revenues and operating results. We anticipate that revenues and operating results might fluctuate in the future due to a number of factors including the following:

•	the timing of sales for current services and products offerings

•	the timing of new product implementations

•	unexpected delays in introducing new services and products offerings

•	increased expense related to sales and marketing, product development or administration

•	the mix of products and our services offerings

•	costs related to possible acquisitions of technology or business.

•	costs of providing services

We may be unable to compete with larger, more established competitors.

The market for providing network delivered service solutions is competitive. We expect competition to intensify in the future. Many of our potential competitors have longer operating histories, larger customer bases, greater recognition and significantly greater resources. As a result, competitors may be able to respond more quickly to emerging technologies and changes in customer requirements than we can. The continuous and timely introduction of competitively priced services offerings into the market is critical to our success, and there can be no assurance that we will be able to introduce such services offerings. We may not be able to compete successfully against competitors, and the competitive pressures we face may have an adverse effect on our business.

RISKS RELATING TO OUR INTELLECTUAL PROPERTY AND POTENTIAL LITIGATION

We may not be able to protect our intellectual property and proprietary rights.

There can be no assurances that we will be able to obtain intellectual property protection that will effectively prevent any competitors from developing or marketing the same or a competing technology. In addition, we cannot predict whether we will be subject to intellectual property litigation the outcome of which is subject to uncertainty and which can be very costly to pursue or defend. We will attempt to continue to protect our proprietary designs and to avoid infringing on the intellectual property of third parties. However, there can be no assurance that we will be able to protect our intellectual property or avoid suits by third parties claiming intellectual property infringement.

If our patents and other intellectual property rights do not adequately protect our service offering, we may lose market share to competitors and be unable to operate our business profitably.

Patents and other proprietary rights are anticipated to be of value to our future business, and our ability to compete effectively with other companies depends on the proprietary nature of our current or future technologies. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain, and strengthen our competitive position. We cannot assure you that any future patent applications will result in issued patents, that any patents issued or licensed to us will not be challenged, invalidated or circumvented or that the rights granted there under will provide a competitive advantage to us or prevent competitors from entering markets which we currently serve. Any required license may not be available to us on acceptable terms, if at all or may become invalid if the licensee’s right to such technology become challenged and/or revoked. In addition, some licenses may be non-exclusive, and therefore competitors may have access to the same technologies as we do. Furthermore, we may have to take legal action in the future to protect our trade secrets or know-how, or to defend them against claimed infringement of the rights of others. Any legal action of that type could be costly and time-consuming to us, and we cannot assure you that such actions will be successful. The invalidation of key patents or proprietary rights which we own or unsuccessful outcomes in lawsuits to protect our intellectual property may have a material adverse effect on our business, financial condition and results of operations.

We may in the future become subject to claims that some, or the entire service offering violates the patent or intellectual property rights of others, which could be costly and disruptive to us.

We operate in an industry that is susceptible to patent litigation. As a result, we or the parties we license technology from may become subject to patent infringement claims or litigation. Further, one or more of our future patents or applications may become subject to interference proceedings declared by the U.S. Patent and Trademark Office, (“USPTO”) or the foreign equivalents thereof to determine the priority of claims to inventions. The defense of intellectual property suits, USPTO interference proceedings or the foreign equivalents thereof, as well as related legal and administrative proceedings, are both costly and time consuming and may divert management's attention from other business concerns. An adverse determination in litigation or interference proceedings to which we may become a party could, among other things:

  subject us to significant liabilities to third parties, including treble damages;
  require disputed rights to be licensed from a third party for royalties that may be substantial;
  require us to cease using such technology; or
  prohibit us from selling certain of our service offerings.

Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

Our stock will in all likelihood be thinly traded and as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

The shares of our common stock may be thinly-traded on the OTC Market, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of our Company.

The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities.

We are a “penny stock” company. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Inventory in penny stocks have limited remedies in the event of violations of penny stock rules. While the courts are always available to seek remedies for fraud against us, most, if not all, brokerages require their customers to sign mandatory arbitration agreements in conjunctions with opening trading accounts. Such arbitration may be through an independent arbiter. Investors may file a complaint with FINRA against the broker allegedly at fault, and FINRA may be the arbiter, under FINRA rules. Arbitration rules generally limit discovery and provide more expedient adjudication, but also provide limited remedies in damages usually only the actual economic loss in the account. Investors should understand that if a fraud case is filed against a company in the courts it may be vigorously defended and may take years and great legal expenses and costs to pursue, which may not be economically feasible for small investors.

That absent arbitration agreements, specific legal remedies available to investors of penny stocks include the following:

If a penny stock is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

If a penny stock is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

The fact that we are a penny stock company will cause many brokers to refuse to handle transactions in the stocks, and may discourage trading activity and volume, or result in wide disparities between bid and ask prices. These may cause investors significant illiquidity of the stock at a price at which they may wish to sell or in the opportunity to complete a sale. Investors will have no effective legal remedies for these illiquidity issues.

We will pay no dividends in the foreseeable future.

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

Rule 144 sales in the future may have a depressive effect on our stock price.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of

Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Any sales of our common stock, if in significant amounts, are likely to depress the future market price of our securities.

Assuming all of the shares of common stock held by the selling security holders registered recently in a Form S-1 that became effective in 2019 are sold, we would have 38,208,210 new shares that are freely tradable and therefor available for sale, in market or private transactions.

Unrestricted sales of 38,208,210 shares of stock by these selling stockholders could have a huge negative impact on our share price, and the market for our shares.

Any new potential investors will suffer a disproportionate risk and there will be immediate dilution of existing investor’s investments.

Our present shareholders have acquired their securities at a cost significantly less than that which the investors purchasing pursuant to shares will pay for their stock holdings or at which future purchasers in the market may pay. Therefore, any new potential investors will bear most of the risk of loss.

We can issue shares of preferred stock without shareholder approval, which could adversely affect the rights of common shareholders.

Our Articles of Incorporation permit our Board of Directors to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of stock and to issue such stock without approval from our shareholders. The rights of holders of common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. In addition, we could issue preferred stock to prevent a change in control of our Company, depriving common shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

REAL ESTATE.

None.

OIL AND GAS.

None.

PATENTS, TRADE NAMES, TRADEMARKS AND COPYRIGHTS

Either directly or through our subsidiaries, we have rights in various patents, trade names, trademarks, copyrights and other intellectual property necessary to conduct our business. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others as we deem appropriate.

We periodically receive offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices, or are named in lawsuits, alleging that our products or services infringe on patents or other intellectual property rights of third parties. In certain instances, these matters can potentially adversely impact our operations, operating results or financial position. For additional information, see “Risk Factors”.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suite, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. We anticipate that we (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC QB under the symbol “TPTW”. Because we are quoted on the OTC QB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Holders.

As of December 31, 2018, there are approximately 449 record holders of 136,953,904 shares of our common stock.

Dividends.

As of the filing of this Form 10-K, we have not paid any dividends to stockholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Florida Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Preferred shares.

As of December 31, 2018, we had authorized one hundred million (100,000,000) shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

Series A Convertible Preferred Stock

In February 2015, we designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock.

The Series A Preferred Stock was designated in February 2015, has a par value of $.001, is senior to any other class or series of outstanding Preferred Stock or Common Stock and does not bear dividends. The Series A Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined, and of an amount equal to $100 per share. Holders of the Series A Preferred Stock shall, collectively have the right to convert all of their Series A Preferred Stock when conversion is elected into that number of shares of Common Stock of our Company, determined by the following formula: 60% of the issued and outstanding Common Shares as computed immediately after the transaction for conversion. For further clarification, the 60% of the issued and outstanding common shares includes what the holders of the Series A Preferred Stock may already hold in common shares at the time of conversion. The Series A Preferred Stock, collectively, shall have the right to vote as if converted prior to the vote to an amount of shares equal to 60% of the outstanding Common Stock of our Company.

In February 2015, the Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock to Stephen J. Thomas, III, Chairman, CEO and President of our Company, valued at $3,117,000 for compensation expense.

Series B Convertible Preferred Stock

In February 2015, we designated 3,000,000 shares of Preferred Stock as Series B Preferred Stock.

The Series B Preferred Stock was designated in February 2015, has a par value of $.001, is senior to any other class or series of outstanding Preferred Stock, except the Series A Preferred Stock, or Common Stock and does not bear dividends. The Series B Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and currently the Series A Preferred Stock, and of an amount equal to $2.00 per share. Holders of the Series B Preferred Stock have a right to convert all or any part of the Series B Preferred Shares and will receive and equal amount of common shares at the conversion price of $2.00 per share. The Series B Preferred Stock holders have a right to vote on any matter with holders of Common Stock and shall have a number of votes equal to that number of Common Shares on a one to one basis. There are 2,588,693 Series B Preferred Stock shares issued and outstanding currently.

Series C Convertible Preferred Stock

In May 2018, the Company designated 3,000,000 shares of Preferred Stock as Series C Convertible Preferred Stock.

The Series C Preferred Stock was designated in May 2018, has a par value of $.001, is senior to any other class or series of outstanding Preferred Stock, except the Series A and Series B Preferred Stock, or Common Stock and does not bear dividends. The Series C Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and currently the Series A and B Preferred Stock, and of an amount equal to $2.00 per share. Holders of the Series C Preferred Stock have a right to convert all or any part of the Series C Preferred Shares and will receive and equal amount of common shares at the conversion price of $0.15 per share. The Series C Preferred Stock holders have a right to vote on any matter with holders of Common Stock and shall have a number of votes equal to that number of Common Shares on a one to one basis. There are no shares of Series C Convertible Preferred Stock outstanding currently.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

Aside from what has been disclosed in our Registration Statement on Form S-1/A dated February 8, 2019,  we have not sold unregistered securities in the past 2 years without registering the securities under the Securities Act of 1933.

We have filed Forms 8-K dated March 19, 2019 and March 25, 2019 related to convertible promissory notes for which the underlying common shares have not be registered.

Exemption From Registration Claimed

All of the above sales by us of our unregistered securities were made by us in reliance upon Rule 506 of Regulation D and Section 4(a)(5) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to us and our management, through pre-existing business relationships, as long-standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate, or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2018, we had an accumulated deficit totaling $18,802,928. This raises substantial doubts about our ability to continue as a going concern.

We generate revenues primarily through operating as a Competitive Local Exchange Carrier (“CLEC”) in Arizona as a distributor of cell phones and telecommunications equipment and as a provider of ecommerce and cloud solutions in the western United States and as a creator of media marketing materials and content.

The majority of our operating divisions historically have been those that sale telecommunications services and those that sale telecommunications products. Media marketing materials and content creation was acquired at the end of 2018 and will be more of a contributing factor to the overall financial results going forward.

Our primary revenues in 2018 and 2017 are primarily from telecommunications services and products.

Our plan of operations for the next 12 months is as follows:

MILESTONES

1st Quarter 2019	Expand Sales of products and services organically and through the acquisitions. Raise additional capital through offering of common stock or loans to support sales growth strategy.

2nd Quarter 2019	Sales expansion through Media, Telecom, SaaS, and Content Product releases and acquisitions.

3rd Quarter 2019	Expansion of national and international sales and acquisitions.

4th Quarter 2019	Additional acquisitions and development costs, marketing capital to launch our mobile banking division

Results of Operations

For the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

During the year ended December 31, 2018, we recognized total revenues of $937,069 compared to the prior period of $2,115,160. We continued to incur a decrease in revenues for our telecommunications services during 2018 compared to the prior period. This is in large part from the loss of two major customers and a reduction of wholesale activity which combined amounted to a decrease of approximately $832,000 for 2018 compared to 2017. We also had a reduction for the same periods of $370,381 from telecommunications equipment sales and a reduction of $196,768 from Internet ecommerce activity both as a result of health issues among the management group, offset by an increase in revenues of $219,474 from the acquisition of Blue Collar as of September 1, 2018.

Gross profit (loss) for the year ended December 31, 2017 was $(811,965) compared to $(49,109) for the prior period. The decrease of $762,856 pertained primarily to decreases in telecommunications revenue. In addition, we recorded additional telecommunications taxes of approximately $600,000 during the 2018 that were unexpected and are being contested.

During the year ended December 31, 2018, we recognized $4,332,852 in expenses compared to $3,112,436 for the prior period. The increase of $1,220,416 was primarily a result of stock-based compensation in 2018 of $1,120,266 and an increase in payroll and related expenses of $334,543. The increases of payroll and related expenses is from employment agreements entered towards the end of 2017. Payroll accruals are being made in accordance with the employment agreements and a portion of the accruals are being paid according to cash flow availability.

During the year ended December 31, 2018, we recognized a net loss of $5,377,489 compared to $3,807,401 for the prior period. The increase in the loss of $1,570,088 was a result of stock compensation expense of $1,120,266, the increase in payroll and related expenses of $334,543 and the reduction of gross profits from the decrease in revenues and the unexpected telecommunications taxes of approximately $600,000 in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2018 and 2017. Financing activities described below, have helped with working capital and other capital requirements. We incurred $5,377,489 and $3,807,401, respectively, in losses, and we used $916,407 and $750,408, respectively, in cash for operations for the years ended December 31, 2018 and 2017. Cash flows from financing activities were $871,199 and $693,502 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to December 31, 2018, shareholders extended loans to the Company in the amount of approximately $104,300 into debt that is convertible one dollar into one share of sock of Series C Preferred Stock that has been designated convertible into common stock at $0.15 per share and includes terms similar to the other Preferred Stock. A third-party advanced the company $50,000 on March 13, 2019 with verbal terms that included repayment in 45 days at 10%. There were no other terms on this.

On March 19, 2019, the “Company consummated a Securities Purchase Agreement dated March 15, 2019 with Geneva Roth for the purchase of a $68,000 Geneva Roth Convertible Promissory Note. This Geneva Roth Convertible Promissory Note is part of a larger investment term sheet with Geneva Roth, at their option, to invest in the Company up to $975,000.

In addition, On March 25, 2019, the Company consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus for the purchase of a $600,000 Auctus Convertible Promissory Note.

In order for us to continue as a going concern for a period of one year from the issuance of these financial statements, we will need to obtain additional debt or equity financing and look for companies with cash flow positive operations that we can acquire. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to acquire cash flow positive operations, or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet all our future obligations. Most of our existing financing arrangements are short-term. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

We expect to need $16,900,000 in capital or loans to complete our plans and operations. Our sources of capital are loans and sales of equity from common or preferred stock. We have no commitments for loans or equity sales at this date.

A summary of material terms of our debt as of December 31, 2018 is as follows:

	Balance	Rate		Due Date	Past Due	Conversion	Secured
Third party debt:
Business loans and advances	$615,692	4-10	%annual	(1)	$75,192	None	Company assets
Convertible Debt	15,000	6	%annual	5-1-20	$10,000	Convertible at $0.15 to $0.25 per share	Company assets
Factoring Agreement	101,244	2	%/month	8-31-19	$101,244	None	None
Total third party debt	$731,936

Related party debt:
Line of Credit	$3,043,390	1 Mo Libor plus 2.0	%annual	(1)	None	None	Company assets
Debt (Matrixsites)(4)	4,000,000	0%		(2)	None	None	ViewMe Live assets
Debt (Lion Phone)	350,000	0%		None	None	None	None
Debt (Blue Collar)(3)	1,562,898		3%	5-1-2019	None	None	Blue Collar assets
Convertible Debt	801,888	4-6	%annual	1-31-19 to various in 2020 and 2021	None	Convertible at $0.15 to $0.25 per share	Company assets
Shareholder Debt	181,694	0%		None	None	None	None
Total related party debt	$9,939,870

Total financing arrangements	$10,671,806

(1) Subsequently amended to August 31, 2019, except for past due balances.

(2) $2,000,000 from debt proceeds and $2,000,000 from the second Company public offering.

(3) On September 1, 2018, the Company closed on its acquisition of Blue Collar. Part of the acquisition included a promissory note of $1,600,000 ($1,562,898, net of an unamortized discount to fair value of $37,102) and interest at 3%. The promissory note is secured by the assets of Blue Collar.

(4) Matrixsites debt of $4,000,000 does not bear interest, is not convertible and is payable $2,000,000 from debt proceeds and $2,000,000 from the second Company public offering and has a security interest in the assets that were acquired.

Consequences of not repaying the Blue Collar $1,600,000 debt and the Matrixsites $4,000,000 debt are outlined in the security agreements which are the following:

The lender (seller) may foreclose on the assets in the event of default of non-payment or other default and may bid in the assets at foreclosure at less than the debt. This could have the practical effect of taking away the assets pledged, through the foreclosure and, may leave a deficiency under the note, which would mean the company would have none of the assets and still retain liability for an unknown amount, and have no business related to these acquisitions.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”). We recorded the change, which was immaterial, related to adopting the new revenue standard using the modified retrospective method. Under this method, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. This results in no restatement of prior periods, which continue to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new revenue standard to continue to be immaterial on an ongoing basis. We have applied the new revenue standard to all contracts as of the date of initial application.

The Company’s revenue generation for the last two years came from the following sources, which sources are explained in detail below.

	2018	2017
Copperhead Digital	$400,763	$867,896
K Telecom	119,860	490,241
San Diego Media	169,142	365,506
Blue Collar	219,474	—
P2P	25,430	390,137
Other	2,400	1,380
Total Revenue	$937,069	$2,115,160

Copperhead Digital: ISP and Telecom Revenue

Copperhead Digital is a regional internet and telecom services provider operating in Arizona under the trade name Trucom. Copperhead Digital operates as a wireless telecommunications Internet Service Provider (“ISP”) facilitating both residential and commercial accounts. Copperhead Digital’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

Revenue for installation services and equipment is billed separately from recurring ISP and telecom services, and is recognized when equipment is delivered and installation is completed. Revenue from ISP and telecom services is recognized monthly over the contractual period, or as services are rendered and accepted by the customer.

The overwhelming majority of our revenue continues to be recognized when transactions occur. Since installation fees are generally small relative to the size of the overall contract and because most contracts are for a year or less, the impact of not recognizing installation fees over the contract is immaterial.

K Telecom: Prepaid Phones and SIM Cards Revenue

K Telecom generates revenue from reselling prepaid phones, SIM cards, and rechargeable minute traffic for prepaid phones to its customers (primarily retail outlets). Product sales occur at the customer’s locations, at which time delivery occurs and cash or check payment is received. The Company recognizes the revenue when they receive payment at the time of delivery.

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month.

Blue Collar: Media Production Services

Blue Collar creates original live action and animated content productions, and has produced hundreds of hours of material for the television, theatrical, home entertainment and new media markets. Blue Collar designs branding and marketing campaigns and has had agreements with some of the world’s largest companies including PepsiCo, Intel, HP, WalMart and many other Fortune 500 companies. Additionally, they create motion picture, television and home entertainment marketing campaigns for studios including Sony, DreamWorks, Twentieth Century Fox, Universal Studios, Paramount Studios, and Warner Brothers. With regard to revenue recognition, Blue Collar receives an agreement from each client to perform defined work. Some agreements are written, some are verbal. Work may include creation of marketing materials and/or content creation. Some work may be short term and take weeks to create and some work may be longer and take months to create. There are instances where customer agreements segregate identifiable obligations (like filming on site vs. film editing and final production) with separate transaction pricing. The performance obligation is generally satisfied upon delivery of such film or production products, at which time revenue is recognized.

P2P Asset Activity: Telecom Revenue

Port 2 Port Communications (P2P) is a U.S. domestic minutes provider that sells wholesale long distance domestic telecom minutes to other domestic U.S. carriers. A service is defined as wholesale telecom minute based on a per-minute and per-destination rate basis. A series of services for P2P would be substantially the same and would include a pattern of transfers of services to a customer on a per-minute flat rate basis for all destinations in a specified geographic. Revenue generated from sales of minute services are recognized when weekly invoices are generated and distributed.

Share-based Compensation

We are required to measure and recognize compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period.

We record compensation expense related to non-employees that are awarded stock in conjunction with selling goods or services and recognize compensation expenses over the vesting period of such awards.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. This ASU requires that most of the guidance related to stock compensation granted to employees be followed for non-employees, including the measurement date, valuation approach, and performance conditions. The expense is recognized in the same period as though cash were paid for the good or service. The effective date is the first quarter of fiscal year 2020, with early adoption permitted, including in interim periods. The ASU has been adopted using a modified-retrospective transition approach. The adoption is not considered to have a material effect on the consolidated financial statements.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our income tax provision in the period of enactment.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversal of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations, including taxable income in carryback periods. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce our income tax provision.

We account for uncertain tax positions using a “more-likely-than-not” recognition threshold. We evaluate uncertain tax positions on a quarterly basis and consider various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.

During November 2015, the FASB issued Accounting Standards Update No. 2015-17, ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We adopted ASU 2015-17 effective December 31, 2015.

It is our policy to record costs associated with interest and penalties related to tax in the selling, general and administrative line of the consolidated statements of operations.

Goodwill and Intangible Assets

Goodwill relates to amounts that arose in connection with our various business combinations and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the acquisition method of accounting. Goodwill is not amortized but is subject to periodic review for impairment.

We test goodwill and other intangible assets with indefinite lives at the reporting unit level for impairment on an annual basis and between annual tests, if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate potential impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business and an adverse action or assessment by a regulator.

In performing the annual goodwill impairment test, we utilize the two-step approach. The first step, or Step 1, requires a comparison of the carrying value of each reporting unit to its estimated fair value. To estimate the fair value of our reporting units for Step 1, we use a combination of the income approach, the market comparable approach and the market transaction approach. The income approach is based on a discounted cash flow analysis, or DCF approach, and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value, using a risk-adjusted discount rate. Assumptions used in the DCF approach require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent operating activities and assumed growth rates. We believe our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF approach are based on estimates of the weighted-average cost of capital, or WACC, of market participants relative to each respective reporting unit. The market approaches consider comparable and transactional market data based on multiples of revenue or earnings before interest, taxes, depreciation and amortization, or EBITDA, based on trading multiples of selected guidelines companies and deal multiples of selected target companies.

If the carrying value of a reporting unit exceeds its estimated fair value, we are required to perform the second step, or Step 2, of the annual goodwill impairment test to measure the amount of impairment loss, if any. Step 2 of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is calculated as the difference between the fair value of the reporting unit and the estimated fair value of its assets and liabilities. To the extent this amount is below the carrying value of goodwill, an impairment charge is recorded to write down the carrying value to its implied value.

Impairment of Other Long-lived Tangible and Intangible Assets

Our intangible assets consist primarily of customer relationships and developed technology. The majority of our intangible assets were recorded in connection with our various business combinations. Our intangible assets are recorded at fair value at the time of their acquisition. We amortize intangible assets over their estimated useful lives.

The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the intangible assets are expected to contribute to future cash flows. We amortize our finite-lived intangible assets based on patterns on which the respective economic benefits are expected to be realized. We amortize the majority of our intangible assets on a straight-line basis from three to nine years, as this methodology most closely approximates the pattern of economic benefits for these assets.

We evaluate long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present with respect to long-lived tangible and intangible assets used in operations and undiscounted future cash flows are not expected to be sufficient to recover the assets’ carrying amount, additional analysis is performed as appropriate and the carrying value of the long-lived assets is reduced to the estimated fair value, if this is lower, and an impairment loss is charged to expense in the period the impairment is identified. Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results, (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business, (3) underutilization of our tangible assets, (4) discontinuance of product lines by ourselves or our customers, (5) significant negative industry or economic trends, (6) significant decline in our stock price for a sustained period, (7) significant decline in our market capitalization relative to net book value and (8) goodwill impairment identified during an impairment review.

Business Acquisitions

Our business acquisitions have historically been made at prices above the fair value of the assets acquired and liabilities assumed, resulting in goodwill or some identifiable intangible asset. Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain.

We generally employ the income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product life cycles, economic barriers to entry, a brand’s relative market position and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Net assets acquired are recorded at their fair value and are subject to adjustment upon finalization of the fair value analysis.

Research and Development

Our research and development programs focus on telecommunications products and services. Research and development costs are expensed as incurred. Any payments received from external parties to fund our research and development activities reduce the recorded research and development expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TPT GLOBAL TECH, INC.

FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TPT Global Tech, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TPT Global Tech, Inc. (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2016

Salt Lake City, UT

April 10, 2019

TPT Global Tech, Inc.

Consolidated Balance Sheets

Assets

	As of
	December 31,
	2018	2017

CURRENT ASSETS
Cash and cash equivalents	$31,786	$36,380
Accounts receivable, net	48,922	25,385
Prepaid expenses and other current assets	36,111	14,059
Total current assets	$116,819	$75,824
NON-CURRENT ASSETS
Property and equipment, net	$3,046,942	$2,814,067
Intangibles, net	6,671,582	5,754,933
Goodwill	924,361	70,995
Deposits and other assets	62,013	57,469
Total non-current assets	$10,704,898	$8,697,464

TOTAL ASSETS	$10,821,717	$8,773,288

Liabilities and Stockholders' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$4,687,652	$2,401,028
Accrued interest on debt	306,318	182,452
Current portion of debt – third party	716,936	195,106
Current portion of debt – third party, convertible	10,000	—
Current portion of debt – related party, net of discount	9,137,982	7,557,590
Current portion of debt – related party, convertible	202,688	250,000
Customer liability	338,725	338,725
Capital leases	111,704	101,347
Capital leases – related party	449,103	449,103
Accrued interest related to capital leases	176,457	135,217
Vehicle leases	—	5,195
Deferred revenue	6,450	10,925
Total current liabilities	$16,144,015	$11,626,688

NON-CURRENT LIABILITIES
Long term portion:
Debt – third party, net of current portion	$5,000	$2,819
Debt – related party, convertible, net of current portion	599,200	62,000
Total non-current liabilities	604,200	64,819
Total liabilities	$16,748,215	$11,691,507

Commitments and contingencies – See Note 8	—	—

Stockholders' DEFICIT Preferred stock, $.001 par value 100,000,000 shares authorized:

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of December 31, 2018 and 2017	$1,000	$1,000
Convertible Preferred Series B, 3,000,000 designated - 2,588,693 shares issued and outstanding as of December 31, 2018 and 2017	2,589	2,589
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $.001 par value, 1,000,000,000 shares authorized, 136,953,904 shares issued and outstanding as of December 31, 2018 and December 31, 2017	136,954	136,954
Subscriptions payable	168,006	25,235
Additional paid-in capital	12,567,881	10,341,442
Accumulated deficit	(18,802,928)	(13,425,439)
Total stockholders' deficit	(5,926,498)	(2,918,219)

Total liabilities and stockholders' DEFICIT	$10,821,717	$8,773,288

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
	2018	2017

Revenues:
Products	$119,860	$490,241
Services	817,209	1,624,919
Total Revenues	$937,069	$2,115,160

COST OF SALES:
Products	$121,904	$479,034
Services	1,627,130	1,685,235
Total Costs of Sales	$1,749,034	$2,164,269
Gross profit (loss)	$(811,965)	$(49,109)
EXPENSES:
Sales and marketing	$58,712	$212,468
Professional	1,695,053	592,456
Payroll and related	802,142	467,599
General and administrative	802,772	700,578
Depreciation	213,823	175,492
Amortization	760,350	963,843
Total expenses	$4,332,852	$3,112,436

OTHER INCOME (EXPENSE)
Impairment of intangible assets	—	(471,083)
Interest expense	(232,672)	(174,773)
Total other income expenses	$(232,672)	$(645,856)

Net loss before income taxes	(5,377,489)	(3,807,401)
Income taxes	—	—
NET LOSS	$(5,377,489)	$(3,807,401)

Loss per common shares-basic and diluted	$(0.04)	$(0.03)

Weighted-average common shares outstanding-basic and diluted	136,953,904	136,953,904

See accompanying notes to consolidated financial statements

TPT Global Tech, Inc.

Consolidated Statements OF Stockholders' DEFICIT

For the years ended December 31, 2018 and 2017

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable (Receivable)	Capital	Deficit	Total
Balance as of December 31, 2016	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$37,500	$9,654,453	$(9,618,038)	$214,458

Common stock contributed by officer for subscriptions payable							(7,500)	7,500	—	—

Cash received for common stock to be contributed by officer	—	—	—	—	—	—	5,000	65,000	—	70,000
Issue of Stock Options	—	—	—	—	—	—	—	9,124	—	9,124
Common Stock Receivable for cancelled acquisition	—	—	—	—	—	—	(3,265)	3,265	—	—
Common stock contributed by officer for pending acquisition	—	—	—	—	—	—	(6,500)	6,500	—	—
Common stock contributed by officer for acquisition of ViewMe Live assets	—	—	—	—	—	—	—	595,600	—	595,600
Net loss	--- —	—	—	—	—	—	—	—	$(3,807,401)	$(3,807,401)
Balance as of December 31, 2017	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$25,235	$10,341,442	$(13,425,439)	$(2,918,219)

See accompanying notes to consolidated financial statements

TPT Global Tech, Inc.

Consolidated Statements OF Stockholders' DEFICIT- Continued

For the years ended December 31, 2018 and 2017

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable (Receivable)	Capital	Deficit	Total
Balance as of December 31, 2017	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$25,235	$10,341,442	$(13,425,439)	$(2,918,219)

Common stock contributed by officer for services	—	—	—	—	—	—	169,271	729,252	—	898,523
Issuance of stock options for services	—	—	—	—	—	—		256,187	—	256,187
Conversion of debt for subscription payable	—	—	—	—	—	—	2,000	—	—	2,000
Cash received for acquisition of common shares	—	—	—	—	—	—	—	367,500	—	367,500

Common stock contributed by officer for subscription payable	—	—	—	—	—	—	(35,000)	35,000	—	—
Common stock contributed by officer for acquisition of Blue Collar	—	—	—	—	—	—	6,500	838,500	—	845,000

Net Loss	—	—	—	—	—	—	—	—	$(5,377,489)	$(5,377,489)

Balance as of December 31, 2018	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$168,006	$12,567,881	$(18,802,928)	$(5,926,498)

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,377,489)	(3,807,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	213,823	175,492
Amortization	760,350	963,843
Accretion of interest	29,681	—
Impairment of intangible assets	—	471,083
Bad debt expense	—	38,022
Share-based compensation: Common stock	864,079	—
Stock options	256,187	9,124
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	232,218	21,449
Decrease (increase) in prepaid expenses and other assets	19,805	182,332
Increase in accounts payable and accrued expenses	1,482,590	1,137,470
Increase in customer liability	—	89,375
Increase (decrease) in other liabilities	602,349	(31,197)
Net cash used in operating activities	$(916,407)	(750,408)

Cash flows from investing activities:
Acquisition of property and equipment	$(1,336)	—
Net cash received from acquisition	41,950	—
Net cash provided by investing activities	$40,614	—

Cash flows from financing activities:
Proceeds from stock subscriptions	367,500	70,000
Proceeds from debt – related party	574,694	637,600
Proceeds from debt – third party	20,000	107,635
Payments for debt and leases	(76,136)	(111,495)
Payments on leases	(14,859)	(10,238)
Net cash provided by financing activities	$871,199	693,502

Net decrease in cash	$(4,594)	(56,906)
Cash and cash equivalents - beginning of period	$36,380	93,286

Cash and cash equivalents - end of period	$31,786	36,380

See accompanying notes to consolidated financial statements

 TPT Global Tech, Inc.

CONSOLIDATED STATEMENTS

OF CASH FLOWS - CONTINUED

Supplemental Cash Flow Information:

Cash used for:

	2018	2017
Interest expense	$11,292	$—
Taxes	$—	$—

Non-Cash Investing and Financing Activity:

	2018	2017
Common stock issued for acquisition of Blue Collar	$845,000	$—
Note Payable issued for acquisition, net of discount	$1,533,217	$—
Stock subscription for conversion of debt	$2,000	$—
Acquisition of intangible assets ViewMe Live for note payable and common stock contributed by officer	$—	$4,595,600
Common stock to be contributed by officer for subscriptions payable	$—	$7,500
Common stock contributed by officer for pending acquisition	$—	$6,500
Common stock receivable for cancelled acquisition	$—	$3,265

See accompanying notes to consolidated financial statements

TPT Global Tech, Inc.

Notes to

Consolidated Financial Statements

December 31, 2018

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company was originally incorporated in 1988 in the state of Florida. TPT Global, Inc., a Nevada corporation formed in June 2014, merged with Ally Pharma US, Inc., a Florida corporation, (“Ally Pharma”, formerly known as Gold Royalty Corporation) in a “reverse merger” wherein Ally Pharma issued 110,000,000 shares of Common Stock, or 80% ownership, to the owners of TPT Global, Inc. in exchange for all outstanding common stock of TPT Global Inc. and Ally Pharma agreed to change its name to TPT Global Tech, Inc. (jointly referred to as “the Company” or “TPTG”).

The following acquisitions have resulted in entities which have been consolidated into TPTG. In 2014 the Company acquired all the assets of K Telecom and Wireless LLC (“K Telecom”) and Global Telecom International LLC (“Global Telecom”). Effective January 31, 2015, TPTG completed its acquisition of 100% of the outstanding stock of Copperhead Digital Holdings, Inc. (“Copperhead Digital”) and Subsidiaries, TruCom, LLC (“TruCom”), Nevada Utilities, Inc. (“Nevada Utilities”) and CityNet Arizona, LLC (“CityNet”). Effective September 30, 2016, the company acquired 100% ownership in San Diego Media Inc. (“SDM”). In October 2017, we entered into agreements to acquire Blue Collar, Inc. (“Blue Collar”) which closed as of September 1, 2018.

We are based in San Diego, California, and operate as a Media Content Hub for Domestic and International syndication Technology/Telecommunications company operating on our own proprietary Global Digital Media TV and Telecommunications infrastructure platform and also provide technology solutions to businesses domestically and worldwide. We offer Software as a Service (SaaS), Technology Platform as a Service (PAAS), Cloud-based Unified Communication as a Service (UCaaS) and carrier-grade performance and support for businesses over our private IP MPLS fiber and wireless network in the United States. Our cloud-based UCaaS services allow businesses of any size to enjoy all the latest voice, data, media and collaboration features in today's global technology markets. We also operate as a Master Distributor for Nationwide Mobile Virtual network Operators (MVNO) and Independent Sales Organization (ISO) as a Master Distributor for Pre-Paid Cellphone services, Mobile phones, Cellphone Accessories and Global Roaming Cellphones. In addition, we create media marketing materials and content.

Principles of Consolidation

Our consolidated financial statements include the accounts of K Telecom and Global Telecom, Copperhead Digital, SDM, Port 2 Port, and Blue Collar. All intercompany accounts and transactions have been eliminated in consolidation.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”). We recorded the change, which was immaterial, related to adopting the new revenue standard using the modified retrospective method. Under this method, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. This results in no restatement of prior periods, which continue to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new revenue standard to continue to be immaterial on an ongoing basis. We have applied the new revenue standard to all contracts as of the date of initial application.

The Company’s revenue generation for the last two years came from the following sources, which sources are explained in detail below.

	2018	2017
Copperhead Digital	$400,763	$867,896
K Telecom	119,860	490,241
San Diego Media	169,142	365,506
Blue Collar	219,474	—
P2P	25,430	390,137
Other	2,400	1,380
Total Revenue	$937,069	$2,115,160

Copperhead Digital: ISP and Telecom Revenue

Copperhead Digital is a regional internet and telecom services provider operating in Arizona under the trade name Trucom. Copperhead Digital operates as a wireless telecommunications Internet Service Provider (“ISP”) facilitating both residential and commercial accounts. Copperhead Digital’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

Revenue for installation services and equipment is billed separately from recurring ISP and telecom services, and is recognized when equipment is delivered and installation is completed. Revenue from ISP and telecom services is recognized monthly over the contractual period, or as services are rendered and accepted by the customer.

The overwhelming majority of our revenue continues to be recognized when transactions occur. Since installation fees are generally small relative to the size of the overall contract and because most contracts are for a year or less, the impact of not recognizing installation fees over the contract is immaterial.

K Telecom: Prepaid Phones and SIM Cards Revenue

K Telecom generates revenue from reselling prepaid phones, SIM cards, and rechargeable minute traffic for prepaid phones to its customers (primarily retail outlets). Product sales occur at the customer’s locations, at which time delivery occurs and cash or check payment is received. The Company recognizes the revenue when they receive payment at the time of delivery.

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month.

Blue Collar: Media Production Services

Blue Collar creates original live action and animated content productions, and has produced hundreds of hours of material for the television, theatrical, home entertainment and new media markets. Blue Collar designs branding and marketing campaigns and has had agreements with some of the world’s largest companies including PepsiCo, Intel, HP, WalMart and many other Fortune 500 companies. Additionally, they create motion picture, television and home entertainment marketing campaigns for studios including Sony, DreamWorks, Twentieth Century Fox, Universal Studios, Paramount Studios, and Warner Brothers. With regard to revenue recognition, Blue Collar receives an agreement from each client to perform defined work. Some agreements are written, some are verbal. Work may include creation of marketing materials and/or content creation. Some work may be short term and take weeks to create and some work may be longer and take months to create. There are instances where customer agreements segregate identifiable obligations (like filming on site vs. film editing and final production) with separate transaction pricing. The performance obligation is generally satisfied upon delivery of such film or production products, at which time revenue is recognized.

P2P Asset Activity: Telecom Revenue

Port 2 Port Communications (P2P) is a U.S. domestic minutes provider that sells wholesale long distance domestic telecom minutes to other domestic U.S. carriers. A service is defined as wholesale telecom minute based on a per-minute and per-destination rate basis. A series of services for P2P would be substantially the same and would include a pattern of transfers of services to a customer on a per-minute flat rate basis for all destinations in a specified geographic. Revenue generated from sales of minute services are recognized when weekly invoices are generated and distributed.

Share-based Compensation

The Company is required to measure and recognize compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period.

The Company records compensation expense related to non-employees that are awarded stock in conjunction with selling goods or services and recognizes compensation expenses over the vesting period of such awards.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our income tax provision in the period of enactment.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversal of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations, including taxable income in carryback periods. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce our income tax provision.

We account for uncertain tax positions using a “more-likely-than-not” recognition threshold. We evaluate uncertain tax positions on a quarterly basis and consider various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.

It is our policy to record costs associated with interest and penalties related to tax in the selling, general and administrative line of the consolidated statements of operations.

Cash and Cash Equivalents

The company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. There are no cash equivalents as of December 31, 2018 and 2017.

Accounts Receivable

We establish an allowance for potential uncollectible accounts receivable. All accounts receivable 60 days past due are considered uncollectible unless there are circumstances that support collectability. Those circumstances are documented. As of December 31, 2018 and 2017, the allowance for uncollectible accounts receivable was $49,191 and $38,022, respectively. Receivables are charged off when collection efforts cease.

Property and Equipment

Property and equipment are stated at cost or fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount of accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss in s included in results of operations. The estimated useful lives of property and equipment are telecommunications network - 20 years, telecommunications equipment - 7 to 10 years, and computers and office equipment - 3 years.

Goodwill and Intangible Assets

Goodwill relates to amounts that arose in connection with our various business combinations and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the acquisition method of accounting. Goodwill is not amortized, but it is subject to periodic review for impairment.

We test goodwill and other intangible assets with indefinite lives at the reporting unit level for impairment on an annual basis and between annual tests, if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate potential impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business and an adverse action or assessment by a regulator.

In performing the annual goodwill impairment test, we utilize the two-step approach. The first step, or Step 1, requires a comparison of the carrying value of each reporting unit to its estimated fair value. To estimate the fair value of our reporting units for Step 1, we use a combination of the income approach, the market comparable approach and the market transaction approach. The income approach is based on a discounted cash flow analysis, or DCF approach, and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value, using a risk-adjusted discount rate. Assumptions used in the DCF approach require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent operating activities and assumed growth rates. We believe our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF approach are based on estimates of the weighted-average cost of capital, or WACC, of market participants relative to each respective reporting unit. The market approaches consider comparable and transactional market data based on multiples of revenue or earnings before interest, taxes, depreciation and amortization, or EBITDA, based on trading multiples of selected guidelines companies and deal multiples of selected target companies.

If the carrying value of a reporting unit exceeds its estimated fair value, we are required to perform the second step, or Step 2, of the annual goodwill impairment test to measure the amount of impairment loss, if any. Step 2 of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is calculated as the difference between the fair value of the reporting unit and the estimated fair value of its assets and liabilities. To the extent this amount is below the carrying value of goodwill, an impairment charge is recorded to write down the carrying value to its implied value. Based on our impairment testing, we do not consider an impairment charge to goodwill necessary as of December 31, 2018 and 2017.

Impairment charges related to goodwill, if any, have no impact on our cash balances.

Impairment of Other Long-lived Tangible and Intangible Assets

Our intangible assets consist primarily of customer relationships, developed technology and the film library. The majority of our intangible assets were recorded in connection with our various business combinations. Our intangible assets are recorded at fair value at the time of their acquisition. We amortize intangible assets over their estimated useful lives.

The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the intangible assets are expected to contribute to future cash flows. We amortize our finite-lived intangible assets based on patterns on which the respective economic benefits are expected to be realized. We amortize the majority of our intangible assets on a straight-line basis from three to nine years, as this methodology most closely approximates the pattern of economic benefits for these assets.

We evaluate long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present with respect to long-lived tangible and intangible assets used in operations and undiscounted future cash flows are not expected to be sufficient to recover the assets’ carrying amount, additional analysis is performed as appropriate and the carrying value of the long-lived assets is reduced to the estimated fair value, if this is lower, and an impairment loss is charged to expense in the period the impairment is identified. Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results, (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business, (3) underutilization of our tangible assets, (4) discontinuance of product lines by ourselves or our customers, (5) significant negative industry or economic trends, (6) significant decline in our stock price for a sustained period,

(7) significant decline in our market capitalization relative to net book value and (8) goodwill impairment identified during an impairment review. As of December 31, 2018 and 2017, we performed evaluations that resulted in no impairments of intangible assets.

Business Acquisitions

Our business acquisitions have historically been made at prices above the fair value of the assets acquired and liabilities assumed, resulting in goodwill or some identifiable intangible asset. Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain.

We generally employ the income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product life cycles, economic barriers to entry, a brand’s relative market position and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Net assets acquired are recorded at their fair value and are subject to adjustment upon finalization of the fair value analysis.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share””. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of thee income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2018 and 2017, the Company had shares that were potentially common stock equivalents as follows:

	2018	2017
Series A Preferred Stock	128,056,506	62,671,309
Series B Preferred Stock	2,588,693	2,588,693
Stock Options	3,093,120	93,520
Convertible Debt	4,252,555	1,339,536
	137,990,874	66,599,536

Concentration of Credit Risk, Off-Balance Sheet Risks and Other Risks and Uncertainties

Financial instruments that potentially subject us to concentration of credit risk primarily consist of cash and cash equivalents and accounts receivable. We invest our excess cash primarily in high quality securities and limit the amount of our credit exposure to any one financial institution. We do not require collateral or other securities to support customer receivables; however, we perform on-going credit evaluations of our customers and maintain allowances for potential credit losses.

At December 31, 2018 and 2017, two customer accounts receivable balances were 28% and 0%, respectively, of our aggregate accounts receivable or revenues.

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at December 31, 2018 and 2017 consisted of cash equivalents, accounts receivable, accounts payable and debt. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

Described below are the three levels of inputs that may be used to measure fair value:

Level 1 Quoted prices in active markets for identical assets or liabilities.

Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

 Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Research and Development

Our research and development programs focus on telecommunications products and services. Research and development costs are expensed as incurred. Any payments received from external parties to fund our research and development activities reduce the recorded research and development expenses.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs of $220 and $1,350 for the years ended December 31, 2018 and 2017, respectively.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The Company’s consolidated financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Derivative Financial Instruments

Derivative financial instruments, as defined in ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company had issued financial instruments including convertible promissory notes payable with features during 2017 that were either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The Company estimates the fair values of derivative financial instruments using the Black-Scholes option valuation technique. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates (such as volatility, estimated life and interest rates) that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes.

During September 2017, the Company issued convertible promissory notes in the amount of $55,000 (comprised of two $25,000 notes to two related parties and one $5,000 note to a former officer of CDH), all which are due May 1, 2020 and bear 6% annual interest and are convertible into common stock of the Company at 60% of the average closing market share price for the prior 10 trading days. Subsequent to September 30, 2017 and prior to December 31, 2017, the Company issued an additional $12,000 of the same convertible promissory notes with the same conversion features. However, in November 2017, all of these convertible promissory notes included as derivative financial instruments totaling $67,000 were amended such that the conversion price became fixed at $0.25 per share, and the derivative features were eliminated. As such, the derivative accounting as of and through September 31, 2017 was reversed and there is no resulting derivative accounting that is evident in the 2018 or 2017 financial statements.

Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all of the related amendments (“New Revenue Standard”). In our evaluations and in adopting the modified retrospective approach for contracts and revenue in general, there was no difference in our revenue recognition practices upon adoption that resulted in adjustments material to the consolidated financial statements. We expect the impact of the adoption of the New Revenue Standard to continue to be immaterial on an ongoing basis.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. This ASU requires that most of the guidance related to stock compensation granted to employees be followed for non-employees, including the measurement date, valuation approach, and performance conditions. The expense is recognized in the same period as though cash were paid for the good or service. The effective date is the first quarter of fiscal year 2020, with early adoption permitted, including in interim periods. The ASU has been adopted using a modified-retrospective transition approach. The adoption is not considered to have a material effect on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. We expect to adopt Topic 842 using the effective date, January 2019, as the date of our initial application of the standard. Consequently, financial information for the comparative periods will not be updated. We expect that our finance and operating lease commitments will be subject to the new standard and recognized as finance and operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

Management has reviewed other recently issued accounting pronouncements and have determined there are not any that would have a material impact on the condensed consolidated financial statements.

Reclassifications

Certain prior period amounts were reclassified to conform to the current period presentation. Specifically, we reclassified 2017 Debt- related party in the amount of $62,000 to long-term related party convertible debt to conform to current year presentation.

NOTE 2 – ACQUISITIONS

Blue Collar Acquisition

The Company entered into an Acquisition and Purchase Agreement on November 3, 2017, but amended on February 9, 2018, March 29, 2018 and August 16, 2018, to be effective September 1, 2018 with Blue Collar Inc. (“Blue Collar”), a media production company and California Corporation and its shareholders, to acquire 100% of the outstanding ownership of Blue Collar, including equipment, furniture and other assets, for 6,500,000 shares of restricted Common Stock and $1,600,000 (which was determined to have a fair value of approximately $1,533,000) in a Seller note payable that is to be paid within eight months of September 1, 2018, as amended in August 2018, and bears annual interest of 3% (12% interest upon default). See Notes 7 and 11. The acquisition is a key element in the Company’s overall strategic plans. Change in control took place on September 1, 2018 with the addition of senior company personnel being added to the Board of Directors of Blue Collar and on all bank accounts.

The Company applied the acquisition method of accounting to the business combination and has valued each of the assets acquired and liabilities. The assets and liabilities were deemed to be recorded at fair value as of the acquisition date of September 1, 2018.

Purchase Price Allocation:

TPT Global Tech
Effective	9-1-18

Purchaser	TPT Global Tech

Consideration Given:
Common Stock	6,500,000
6,500,000
Estimated Value	$.13
Consideration Share Value	845,000
Note Payable	$1,533,217
Liabilities:
Bank debt	500,500
Lease payable	20,020
Accounts and other payables	386,652
Total Consideration Value	$3,285,389

Consideration Received:
Intangible asset	$1,677,000
Goodwill	853,366
Assets
Current assets	297,704
Fixed assets	445,362
Other assets	11,957
Total Consideration Received	$3,285,389

Had the acquisition occurred on January 1, 2017, condensed proforma statement of operations for the years ended December 31, 2018 and 2017 would be as follows:

	2018	2017
Revenue	$2,355,467	$3,966,866
Cost of Sales	2,350,657	3,226,912
Gross Profit (Loss)	$4,810	$739,954
Expenses	(4,768,116)	(4,058,844)
Interest Expense and impairment	(275,935)	(694,637)
Income taxes	—	—
Net Loss	$(5,039,241)	$(4,013,527)

Included in the consolidated statement of operations for the year ended December 31, 2018 are the results of operations for Blue Collar for the four months ended December 31 which are the following:

2018
Revenue	$219,474
Cost of Sales	215,973
Gross Profit (Loss)	$3,501
Expenses	(301,105)
Interest Expense	(66,571)
Income taxes	—
Net Loss	$(364,175)

Total Industrial Plant Services, Inc. Acquisition and Subsequent Termination

On April 18, 2018, the Company entered into an Acquisition and Purchase Agreement in draft form with Total Industrial Plant Services, Inc. (“TIPS”), a Texas Corporation and its shareholders, to acquire the assets, intellectual property and technology for 3,000,000 shares of restricted Common Stock and $2,500,000 payable at closing. A condition upon closing was that TIPS’ financial information, including existing contracts and projected contract revenue levels, was to be audited by a SEC Certified Public Accounting firm in accordance with SEC requirements.

Shortly after the date of the agreement, which was in draft form, the Company determined that the terms under the Acquisition and Purchase Agreement, on TIPS’ part, were unperformable and that several representations made by TIPS were not accurate. As such, the Company verbally terminated the Acquisition and Purchase Agreement. On August 29, 2018, the Company gave written notice of termination to TIPS.

Separately, during the due diligence phase, the Company extended TIPS $37,950 in working capital. The Company was working with TIPS on a repayment plan but has made the determination to provide for an allowance for bad debt of 100% of this balance as of December 31, 2018.

HRS Agreement and Subsequent Rescission

On November 1, 2017, as amended February 9, 2018, the Company entered into an Acquisition and Purchase Agreement with Hollywood Riviera LLC and HRS Mobile LLC and their members who share common ownership to acquire 100% ownership interest in both of these companies for 3,265,000 restricted Common Stock and, and $3,350,000 in cash to be used to retire debt and pay for ownership interests. In conjunction with this Acquisition, 3,265,000 shares of restricted Common Stock were issued during 2017. On March 28, 2018, by mutual agreement, this Agreement was rescinded and the 3,625,000 shares of common stock are being returned by the recipients and have been recorded as $3,625 in stock subscription receivable as of December 31, 2018. These common shares have yet to be returned as of the issuance of these financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2018 and 2017. Financing activities described below have helped with working capital and other capital requirements. We incurred $5,377,489 and $3,807,401, respectively, in losses, and we used $916,407 and $750,408, respectively, in cash for operations for the years ended December 31, 2018 and 2017. Cash flows from financing activities were $871,199 and $693,502 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to December 31, 2018, shareholders extended loans to the Company in the amount of approximately $104,300 into debt that is convertible one dollar into one share of sock of Series C Preferred Stock that has been designated convertible into common stock at $0.15 per share and includes terms similar to the other Preferred Stock. A third-party advanced the company $50,000 on March 13, 2019 with verbal terms that included repayment in 45 days at 10%. There were no other terms on this.

On March 19, 2019, the “Company consummated a Securities Purchase Agreement dated March 15, 2019 with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) for the purchase of a $68,000 Convertible Promissory Note (“Geneva Roth Convertible Promissory Note”). This Geneva Roth Convertible Promissory Note is part of a larger investment term sheet with Geneva Roth, at their option, to invest in the Company up to $975,000.

In addition, On March 25, 2019, TPT Global Tech, Inc. (the “Company”) consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 Convertible Promissory Note (“Auctus Convertible Promissory Note”).

In order for us to continue as a going concern for a period of one year from the issuance of these financial statements, we will need to obtain additional debt or equity financing and look for companies with cash flow positive operations that we can acquire. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to acquire cash flow positive operations, or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet all our future obligations. Most of our existing financing arrangements are short-term. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of December 31, 2018 and 2017 are as follows:

	2018	2017
Property and equipment:
Telecommunications fiber and equipment	$3,274,045	3,274,045
Film production equipment	369,903	—
Office furniture and equipment	82,014	23,898
Leasehold improvements	18,679	—
Accumulated depreciation	(697,699)	(483,876)
Property and equipment, net	$3,046,942	2,814,067

Depreciation expense was $213,823 and $175,492 for the years ended December 31, 2018 and 2017, respectively.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of December 31, 2018 and 2017 are as follows:

	2018	2017
Business loans and advances (1)	$615,692	114,016
Convertible debt (2)	15,000	5,000
Factoring agreement (3)	101,244	78,909
Debt – third party	$731,936	197,925

Line of credit, related party secured by assets (4)	$3,043,390	3,043,390
Debt– other related party, net of discounts (5)	5,912,898	4,350,000
Convertible debt – related party (2)	801,888	312,000
Shareholder debt (6)	181,694	164,200
Debt – related party	$9,939,870	7,869,590

Total financing arrangements	$10,671,806	8,067,515

Less current portion:
Debt – third party	$(716,936)	(195,106)
- third party, convertible	(10,000)	—
Debt – related party, net of discount	(9,137,982)	(7,557,590)
– related party, convertible	(202,688)	(250,000)
	(10,067,606)	(8,002,696)
Total long term debt	$604,200	64,819

(1)	The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month Libor plus 2%, 4.34% as of December 31, 2018, and is secured by assets of the Company, is due August 31, 2019, as amended, and included 8,000 stock options as part of the terms (see Note 7). $500,500 is a line of credit that Blue Collar has with a bank, bears interest at Prime plus 1.125%, 6.38% as of December 31, 2018, and is due March 25, 2021. $10,000 is an amount the bears interest at 6%, subsequently increased to 11%, as it was due and not repaid on October 10, 2018. The remaining balances generally bear interest at approximately 10%, have maturity dates that are due on demand or are past due, are unsecured and are classified as current in the balance sheets.

(2)	During 2017, the Company issued convertible promissory notes in the amount of $67,000 (comprised of $62,000 from two related parties and $5,000 from a former officer of CDH), all which are due May 1, 2020 and bear 6% annual interest (12% default interest rate). The convertible promissory notes are convertible, as amended, at $0.25 per share. During 2016, the Company acquired SDM which consideration included a convertible promissory note for $250,000 due August 31, 2018, as amended, does not bear interest, unless delinquent in which the interest is 12% per annum, and is convertible into common stock at $1.00 per share. The SDM balance is $202,688 as of December 31, 2018. During 2018, the Company issued convertible promissory notes in the amount of $537,200 to related parties and $10,000 to a non-related party which bear interest at 6% (11% default interest rate), are due 30 months from issuance and are convertible into Series C Preferred Stock at $1.00 per share. Because the Series C Preferred Stock has a conversion price of $0.15 per share, the issuance of Series C Preferred Stock promissory notes will cause a beneficial conversion feature of approximately $38,479 upon exercise of the convertible promissory notes.

(3)	The Factoring Agreement with full recourse, due August 31, 2019, as amended, was established in June 2016 with a company that is controlled by a shareholder and is personally guaranteed by an officer of the Company. The Factoring Agreement is such that the Company pays a discount of 2% per each 30-day period for each advance received against accounts receivable or future billings. The Company was advanced funds from the Factoring Agreement for which $101,244 and $78,909 in principal remained unpaid as of December 31, 2018 and 2017, respectively.

(4)	The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 3.91% as of December 31, 2018, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling 85,120 (see Note 7) and is due, as amended, August 31, 2019. During the year ended December 31, 2018, those same shareholders and one other have loaned the Company money in the form of convertible loans of $537,200 described in (2) above.

(5)	$350,000 represents cash due to the prior owners of the technology acquired in December 2016 from the owner of the Lion Phone which is due to be paid as agreed by TPTG and the former owners of the Lion Phone technology and has not been determined. $4,000,000 represents a promissory note included as part of the consideration of ViewMe Live technology acquired in 2017, later agreed to as being due and payable in full, with no interest with $2,000,000 from debt proceeds intended to be obtained in 2018 and the remainder from proceeds from the second Company public offering intended to be in 2019. On September 1, 2018, the Company closed on its acquisition of Blue Collar. Part of the acquisition included a promissory note of $1,600,000 (fair value of $1,533,217, net of a discount to fair value of $66,783 which is being amortized through expense through the due date of May 1, 2019) and interest at 3% from the date of closure. $29,681 was amortized as interest expense in the year ended December 31, 2018. The promissory note is secured by the assets of Blue Collar.

(6)	The shareholder debt represents funds given to TPTG or subsidiaries by officers and managers of the Company as working capital. There are no written terms of repayment or interest that is being accrued to these amounts and they will only be paid back, according to management, if cash flows support it. They are classified as current in the balance sheets.

See Lease financing arrangement in Note 8.

NOTE 6 - INCOME TAXES

The following table sets forth the components of the Company’s income tax expense (benefit) for the years ended December 31, 2018 and 2017:

Current:	2018	2017
Federal State and local	$—	—
Total Current	$—	—
Deferred:
Federal State and local benefit	$(1,129,273)	(791,570)
Net operating loss, net of state tax effect	(84,070)	(47,462)
Meals and entertainment	2,183	2,736
Stock based expenses	235,256	—
Other	84,071	56,796
Allowance	891,833	779,500
Total Benefit	$—	—

The following table sets forth a reconciliation of the Company’s income tax expense (benefit) as the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2018 and 2017:

	2018	2017
Statutory rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Stock based compensation	(0%)	(0%)
Net operating loss, net of state tax effect	(1%)	(1%)
Other	(1%)	(1%)
Total	—	—

The following table sets forth the components of the Company’s deferred income taxes as of December 31, 2018 and 2017:

Current deferred tax assets (liabilities):	2018	2017
Valuation allowance	$—	—
Total current deferred tax asset (liability)	$—	—

Noncurrent deferred tax assets (liabilities):
Intangible assets amortization	$620,447	460,773
Net operating loss carry forwards	1,681,403	949,243
Stock base compensation	1,287,336	1,287,336
Other	98,927	98,927
Less; Valuation allowance	$(3,688,113)	(2,796,279)
Total noncurrent deferred tax asset (liability)	—	—

Total deferred tax asset (liability)	$—	—

The Company has approximately $8,000,000 and 4,500,000 of net operating loss carry forwards as of December 31, 2018 and 2017, respectively, which expire in varying amounts, if unused. Because of the change in ownership of more than 50% of the Company in accordance with Section 382 of the IRS Code, these net operating loss carry forwards may be significantly limited to use in future periods.

NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2018, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

Series A Convertible Preferred Stock

In February 2015, the Company designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock.

The Series A Preferred Stock was designated in February 2016, has a par value of $.001, is redeemable at the Company’s option at $100 per share, is senior to any other class or series of outstanding Preferred Stock or Common Stock and does not bear dividends. The Series A Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined, and of an amount equal to $100 per share. Holders of the Series A Preferred Stock shall, collectively have the right to convert all of their Series A Preferred Stock when conversion is elected into that number of shares of Common Stock of the Company, determined by the following formula: 60% of the issued and outstanding Common Shares as computed immediately after the transaction for conversion. For further clarification, the 60% of the issued and outstanding common shares includes what the holders of the Series A Preferred Stock may already hold in common shares at the time of conversion. The Series A Preferred Stock, collectively, shall have the right to vote as if converted prior to the vote to an amount of shares equal to 60% of the outstanding Common Stock of the Company.

In February 2015, the Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock to Stephen Thomas, Chairman, CEO and President of the Company, valued at $3,117,000 for compensation expense.

Series B Convertible Preferred Stock

In February 2015, the Company designated 3,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock. There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2018.

The Series B Preferred Stock was designated in February 2015, has a par value of $.001, is not redeemable, is senior to any other class or series of outstanding Preferred Stock, except the Series A Preferred Stock, or Common Stock and does not bear dividends. The Series B Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and currently the Series A Preferred Stock, and of an amount equal to $2.00 per share. Holders of the Series B Preferred Stock have a right to convert all or any part of the Series B Preferred Shares and will receive and equal amount of common shares at the conversion price of $2.00 per share. The Series B Preferred Stock holders have a right to vote on any matter with holders of Common Stock and shall have a number of votes equal to that number of Common Shares on a one to one basis.

Series C Convertible Preferred Stock

In May 2018, the Company designated 3,000,000 shares of Preferred Stock as Series C Convertible Preferred Stock. There are no shares of Series C Convertible Preferred Stock outstanding as of December 31, 2018.

The Series C Preferred Stock was designated in May 2018, has a par value of $.001, is not redeemable, is senior to any other class or series of outstanding Preferred Stock, except the Series A and Series B Preferred Stock, or Common Stock and does not bear dividends. The Series C Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and currently the Series A and B Preferred Stock, and of an amount equal to $2.00 per share. Holders of the Series C Preferred Stock have a right to convert all or any part of the Series C Preferred Shares and will receive an equal amount of common shares at the conversion price of $0.15 per share. The Series C Preferred Stock holders have a right to vote on any matter with holders of Common Stock and shall have a number of votes equal to that number of Common Shares on a one to one basis.

Common Stock and Capital Contributions

As of December 31, 2018, we had authorized 1,000,000,000 shares of Common Stock, of which 136,953,904 common shares are issued and outstanding.

Common Stock Contributions Related to Acquisitions

Effective November 1 and 3, 2017, an officer of the Company contributed 9,765,000 shares of restricted Common Stock to the Company for the acquisition of Blue Collar and HRS. These shares were subsequently issued as consideration for these acquisitions in November 2017. In March 2018, the HRS acquisition was rescinded and 3,625,000 shares of common stock are being returned by the recipients. The other transaction involved 6,500,000 shares for the acquisition of Blue Collar. In March 2018 and again in August 2018, this transaction was amended and closed on September 1, 2018. As such, as of December 31, 2018 both the 3,265,000 shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

Common Stock Issued for Expenses and Liabilities

During the year ended December 31, 2018, the Company entered into a two-year agreement for legal services. The agreement provided for 4,000,000 shares of restricted common stock to be issued. 2,000,000 to be issued for previous legal services upon execution of the agreement in March 2018 and the remaining 2,000,000 in the form of stock options to purchase common stock at $0.10 per share, of which the stock options would vest equally over 18 months. The value of the Company’s common stock upon execution of the agreement was $0.125 per share, or $250,000 which was recorded as professional expenses during 2018. See stock options and warrants discussion below for the value of the 2,000,000 stock options

During the year ended December 31, 2018, the Company also entered into a twelve-month general consulting agreement with a third party to provide general business advisory services to be rendered through March 30, 2019 for 1,000,000 restricted shares of common stock and 1,000,000 options to purchase restricted common shares at $0.10 per share for 36 months from the time of grant. The fair value of the common shares granted was based on the Company’s stock price of $0.155 per share, or $155,000 of which $120,556 was expensed during the period for the portion of service term complete as of December 31, 2018.

During the year ended December 31, 2018, the Company entered into a consulting agreement for market services for which it granted 2,500,000 shares of restricted common stock and will pay $50,000. The per share value used was the Company’s closing stock price of $0.1297 on the date of the agreement, or a total of $324,250 which was expensed in 2018.

For these three agreements, the underlying stock for the stock options are intended to come from the contribution of stock by an officer of the Company. During the years ended December 31, 2018, the Company recorded $694,806 as stock-based compensation related to these agreements. As of December 31, 2018, amortization of $34,444 is remaining to be amortized over three months for the general consulting agreement.

Common Stock Payable Issued for Expenses and Liabilities

During the years ended December 31, 2018, 16,667 of common shares were subscribed to for a note payable on the balance sheet of $2,000.

In August 2018, a majority of the outstanding voting shares of the Company voted through a consent resolution to support a consent resolution of the Board of Directors of the Company to add two new directors to the Board. As such, Arkady Shkolnik and Reginald Thomas (family member of CEO) were added as members of the Board of Directors. The total members of the Board of Directors after this addition is four. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive $25,000 per quarter and 5,000,000 shares of restricted common stock valued at approximately $692,500 vesting quarterly over twenty-four months. The quarterly cash payments of $25,000 will be paid in unrestricted common shares if the Company has not been funded adequately to make such payments. Mr. Thomas is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded. As of December 31, 2018, $37,500 and $15,000 has been accrued in the balance sheet for Mr. Shkolnik and Mr. Thomas, respectively.

Common Stock Contributions by Officer for Cash

During the year ended December 31, 2018, 3,675,000 restricted shares of Common Stock were subscribed to from investors for $367,500 or $0.10 per share, which stock was contributed by an officer of the Company as a capital contribution.

Stock Options

	Options Outstanding	Vested	Vesting Period	Exercise Price Outstanding and Exercisable	Expiration Date
December 31, 2016	----	---	---	---	------
Granted	93,120	93,120	100% at issue	$0.05 to $0.22	12-31-19
December 31, 2017	93,120	93,120	---	$0.05 to $0.22	12-31-19
Granted	3,000,000	---	12 to 18 months	$0.10	2-28-20 to 3-20-21
December 31, 2018	3,093,120	1,954,230		$0.05 to $0.22	12-31-19 to 3-20-21

Stock options to purchase approximately 3,093,120 shares of common stock of the Company are outstanding as of December 31, 2018 related to debt issuances (see Note 5) at prices ranging from $0.05 to $0.22 per share.

In addition, the company granted through consulting arrangements primarily for legal work and general business support that included the issuance of stock options to purchase 3,000,000 options to purchase common shares at $0.10 per share, 1,000,000 of which is fully vested and 2,000,000 which will vest over 18 months from date of grant. All these stock options have an exercise period of 24 to 36 months. The Black-Scholes options pricing model was used to value the stock options. The inputs included the following:

(1)	Dividend yield of 0%
(2)	expected annual volatility of 307% - 311%
(3)	discount rate of 2.2% to 2.3%
(4)	expected life of 2 years, and
(5)	estimated fair value of the Company’s common $0.125 to $0.155 per share.

During the years ended December 31, 2018, the Company recorded $256,187 as stock-based compensation related to the stock options and the related service period for which services have been rendered. For future periods, the remaining value of the stock options totaling approximately $140,668 will be amortized into the statement of operations consistent with the period for which the services will be rendered, which is two years for the legal agreement and one year for the general consulting agreement.

Common Stock Reservations

The Company has reserved 1,000,000 shares of Common Stock of the Company for the purpose of raising funds to be used to pay off debt described in Note 5.

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employee and consultants as consideration for services rendered and that will be rendered to the Company.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

	2018	2017
Accounts payable:
Related parties (1)	$741,577	$216,732
General operating	3,037,601	2,040,947
Credit card balances	246,949	95,689
Accrued expenses;	33,063	25,958
Taxes and fees payable	629,462	21,702
Total	$4,687,652	$2,401,028

(1)	Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.

Lease Obligations

Future minimum lease payments are as follows:

Obligation	2019	In Default	Total
Telecom Equipment Finance (1)	$449,103	—	$449,103
Telecommunications Equipment Lease (2)	—	101,347	101,347
Production Equipment Lease (3)	10,357	—	10,357
Total	$459,460	101,347	$560,807

(1) The Telecom Equipment Lease is with an entity owned and controlled by shareholders of the Company and is due August 31, 2019, as amended.

(2) The Telecommunications Equipment Lease requires payments of $3,702 per month and is in default. See discussion below in Other Commitments and Contingencies. In December 2017, the Company learned that the telecommunications equipment lease identified herein for $101,348 was included in a default judgement in a non-jurisdictional state of Pennsylvania for $169,474 from a lawsuit by the lessor. Management is working with the lessor to settle this matter including a proposal for the equipment to be returned to the lessor and then a negotiated amount for any deficiency between the value given for the retired equipment and the $101,348. When concluded, management does not believe the results will be significantly different than the liability of $101,348 and accrued fees and interest of $27,070 recorded.

(3) The Production Equipment Lease, maturing on April 15, 2019, required payments of $2,535 per month and includes imputed interest at 8.5%. The lease was entered into in 2015 for the purchase of equipment in the amount of approximately $120,000 (see Note 2).

Other Commitments and Contingencies

The Company has employment agreements with certain employees of SDM and K Telecom. The agreements are such that SDM and K Telecom, on a standalone basis in each case, must provide sufficient cash flow to financially support the financial obligations within the employment agreements.

In December 2016, a subsidiary’s landlord agreed to terminate a facilities lease for 150,000 restricted shares of Common Stock valued at $43,350 from a capital contribution of an officer of the Company. Subsequent to the agreement, the landlord requested more shares against the Company’s agreement. As such, $63,053 remains in liabilities payable to the landlord and the $43,350 was expensed as rent previously. The matter is still unresolved. Management does not believe any negative resolution will have a material impact on the Company’s consolidated financial statements.

The company has been named in a lawsuit by a former employee who was terminated by management in 2016. The employee was working under an employment agreement but was terminated for breach of the agreement. The former employee is suing for breach of contract and is seeking around $75,000 in back pay and benefits. Management believes it has good and meritorious defenses and does not believe the outcome of the lawsuit will have any material effect on the financial position of the Company.

As of December 31, 2018, the company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of amounts owed. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of December 31, 2018 and does not believe the outcome of the dispute will have a material effect on the financial position of the Company.

NOTE 9 – RELATED PARTY ACTIVITY

During the years ended December 31, 2018 and 2017, the Company entered into a lease for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The company has paid $26,792 in rent and utility payments for this space for the year ended December 31, 2018.

There are shares issuances and capital contributions from an officer of the Company. See Note 7. Also, there are debt and lease balances outstanding due to shareholders and other related parties of the Company of $741,577 and $216,732, respectively, as of December 31, 2018 and 2017 related to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Notes 5 and 7.

On April 17, 2018, the CEO of the Company, Stephen Thomas, signed an agreement with New Orbit Technologies, S.A.P.I. de C.V., a Mexican corporation, (“New Orbit”), majority owned and controlled by Stephen Thomas, related to a license agreement for the distribution of TPT licensed products, software and services related to Lion Phone and ViewMe Live within Mexico and Latin America (“License Agreement”). The License Agreement provides for New Orbit to receive a fully paid-up, royalty-free, non-transferable license for perpetuity with termination only under situations such as bankruptcy, insolvency or material breach by either party and provides for New Orbit to pay the Company fees equal to 50% of net income generated from the applicable activities. The transaction was approved by the Company’s Board of Directors in June 2018. There has been no activity on this agreement.

As is mentioned in Note 7, Reginald Thomas was appointed to the Board of Directors of the Company in August 2018. Mr. Thomas is the brother to the CEO Stephen J. Thomas III. According to an agreement with Mr. Reginald Thomas, he is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are comprised of the following:

December 31, 2018

	Gross carrying amount (1)	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$1,947,200	(1,374,933)	572,267	3-10
Developed Technology	$6,105,600	(1,059,070)	5,046,530	9
Film Library	$957,000	(32,700)	924,300	11
Trademarks and Tradenames	$132,000	(3,515)	128,485	12
	$9,141,800	(2,470,218)	6,671,582

Goodwill	$924,361	—	924,361	—

(1) Increases from the prior year are from the acquisition of Blue Collar. See more details on this acquisition in Note 2 to these consolidated financial statements.

December 31, 2017

	Gross carrying amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$1,422,100	(1,392,102)	29,998	3
Developed Technology	6,105,600	(380,665)	5,724,935	9
	$7,527,700	(1,772,767)	5,754,933

Goodwill	$70,995	—	70,995	—

Remaining amortization of the intangible assets is as following for the next five years and beyond:

	2019	2020	2021	2022	2023	Beyond
Customer Base	53,455	53,455	53,455	53,455	53,455	304,992
Developed Technology	678,404	678,404	678,404	678,404	678,404	1,654,510
Film Library	87,000	87,000	87,000	87,000	87,000	489,300
Trademarks and Tradenames	11,000	11,000	11,000	11,000	11,000	73,485

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to December 31, 2018, shareholders extended loans to the Company in the amount of approximately $104,300 for multiple debt agreements that have maturity dates ranging from April 2021 to May 2021, bear annual interest of 6% (11% default) and are convertible one dollar into one share of stock of Series C Preferred Stock that has been designated convertible into common stock at $0.15 per share and includes terms similar to the other Preferred Stock. A third-party advanced the company $50,000 on March 13, 2019 with verbal terms that included repayment in 45 days and a payback of $55,000. This equates to 10% interest on the amount advanced. There were no other terms on this.

On March 19, 2019, the Company consummated a Securities Purchase Agreement dated March 15, 2019 with Geneva Roth for the purchase of a $68,000 Geneva Roth Convertible Promissory Note. This Geneva Roth Convertible Promissory Notes is part of a larger investment term sheet with Geneva Roth, at their option, to invest in the Company up to $975,000. The Geneva Roth Convertible Promissory Note is due March 15, 2020, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to the maturity date or date of default to convert all or any part of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 61% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Geneva Roth Convertible Promissory Note may be prepaid in whole or in part of the outstanding balance at 125% to 140% up to 180 days from origination.

On March 25, 2019, TPT Global Tech, Inc. (the “Company”) consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 Convertible Promissory Note (“Convertible Promissory Note”). The Convertible Promissory Note is due December 18, 2019, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date or at the effective date of the registration of the underlying shares of common stock, which the holder has registration rights for, to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 50% multiplied by the average of the two lowest trading prices for the common stock during the previous 25 trading days prior to the applicable conversion date. The Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination.

As part of the transaction, Auctus was issued 2,000,000 warrants to purchase 2,000,000 common shares of the Company at 70% of the current market price. Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice. However, if the registration statement described above is declared effective on or before June 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

Effective April 3, the Company entered into an Asset Purchase Agreement for the acquisition of substantially all of the assets of SpeedConnect LLC (“SpeedConnect”) for $2 million and the assumption of all contracts and liabilities pertinent to operations. The Asset Purchase Agreement includes a deposit of $500,000, paid as part of entering into the Asset Purchase Agreement. Additionally, $500,000 is to be paid at closing after normal due diligence, audit and other conditions are met, anticipated to be in April of 2019. In addition, at the time of closing, the Company will enter into a Promissory Note to pay SpeedConnect in two equal installments of $500,000 plus applicable interest at 10% per annum each within 30 and 60 days, respectively, of closing. The closing date cannot be beyond June 30, 2019. In addition, on or before 90 days from the closing, the Company is to contribute $1 million in cash to the assets as working capital. The promissory note will include a security interest in all the assets until paid and a guaranty by the CEO of the Company, Stephen Thomas.

SpeedConnect is as a national, predominantly rural, wireless telecommunications residential and commercial Internet Service Provider (ISP). The acquisition is expected to be completed by the end of April 2019. SpeedConnect’s primary business model is subscription based, monthly reoccurring revenues, from wireless delivered, high-speed Internet connections utilizing its company built and owned national network. SpeedConnect also resells third-party satellite Internet, DSL Internet, IP telephony and DISH TV products. Mr. Ogren, the founder, will stay on as the CEO of SpeedConnect for the Company for the next two years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS & PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2018. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC because we are neither an accelerated filer nor a larger accelerated filer.

We have implemented a framework used by management to evaluate the effectiveness of our internal control over financial reporting, which incorporates a quarterly review by our Board of Directors of the recording of transactions and whether questions of accuracy and authorization may arise as the accounting may be reviewed by our auditors.

Our Management's assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective is contained in the section immediately following this paragraph.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

It is Management's responsibility to establish and maintain adequate internal control over financial reporting. The matters involving internal controls and procedures that our Company's management considered to be material weaknesses and may have been ineffective under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

Management has assessed the effectiveness of its internal controls over financial reporting at the end of the most recent fiscal year and has determined several weaknesses and has determined that its internal controls have not been effective due, in part, to lack of full-time financial accounting professionals.

Management believes that the material weaknesses and ineffectiveness set forth in items (2), (3) and (4) above did not have an affect on our Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures may result in our Company's financial statements for the future years being subject to error and inaccurate if controls, procedures, and professional financial officers are not maintained.

We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and intend to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to our Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues our Company may encounter in the future.

Due to insufficient funds during the year ended December 31, 2018, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of March 31, 2019.

Name	Age	Position	Term
Stephen J. Thomas, III	54	President, Chief Executive Officer and Chairman of the Board	Annual
Richard Eberhardt	61	Executive Vice-President and Director	Annual
Arkady Shkolnik	55	Director	Annual
Reginald Thomas	53	Director	Annual
Gary Cook	61	Chief Financial Officer	Annual
Stacie Stricker	46	Corporate Secretary and Controller	Annual

Our officers are elected by the board of directors at the first meeting after each annual meeting of our stockholders and hold office until their successors are duly elected and qualified under our bylaws.

The directors named above will serve until the next annual meeting of our stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

BIOGRAPHICAL INFORMATION

Stephen J. Thomas, III – President, Chief Executive Officer and Chairman of the Board

Mr. Thomas was appointed President, CEO and Chairman of the Board of TPT Global Tech, Inc. on August 11, 2014. Previously, Mr. Thomas was Manager of TPT Group, LLC (2015-2017) and Director of TPT Group, Inc. (2011-2014). Mr. Thomas was founder, CEO and Director of Trans Pacific Telecom, Inc. from 2000-2011 and prior to that was president and CEO of New Orbit Communications (1999-2001). In 2002, as CEO of Trans Pacific Telecom Group, Mr. Thomas was featured on CBS MarketWatch for winning “Product of the Year Award for 2002” VIVOware at the Internet Telephony Conference and Expo an event focused on voice, video, fax and data convergence. During his employment with New Orbit, Mr. Thomas worked extensively throughout Latin America, gaining extensive expertise and resources in the international telecom marketplace. Mr. Thomas has also served as Director of Network Optimization/Validation for WorldxChange Communications, one of the largest privately held facilities-based telecommunications company with headquarters in San Diego, California and international operations all over the globe. His responsibilities included Cost Assurance for expenses. As a matter of disclosure, in 2005 Mr. Thomas was an ISP equipment provider to Access Point Africa (“APA”). APA allowed its license to expire in Sierra Leone, and as a result APA and several individuals were alleged to have violated the Sierra Leone Telecommunications Act by operating an unlicensed internet access point. Mr. Thomas was charged as well as for the offense which bears a fine of up to $3,000 but the charge is unresolved at this time, but he intends to resolve it in the next several months.

Mr. Thomas attended Northeastern University majoring in Finance and Management (1984 to 1987).

Richard Eberhardt- Executive Vice- President and Director

Mr. Eberhardt was appointed Executive Vice-President and Director of TPT Global Tech, Inc. on October 10, 2014. Mr. Eberhardt also serves as Chief Executive Officer of Copperhead Digital Holdings, LLC, a wholly-owned subsidiary of TPT Global, Inc. Previously, Mr. Eberhardt served CEO/COO of Pacific Bio Medical, a Durable Medical Equipment provider, located in Phoenix, Arizona (2008-2012). From 2012-2015, Mr. Eberhardt served as Consultant and Sales Director for two telecommunications companies, Fathom Voice and Ipitomy located in Indiana and Florida, respectively. Founding member of a telecommunications firm, WorldxChange, located in San Diego,

CA. (1989-2001) With WorldxChange, he researched, designed, and implemented start-up business sales and marketing models resulting in wholesale, commercial, and consumer revenue channels. He opened and operated offices in approximately 23 countries. He created and managed channels with 25K+ agents and $15M in monthly revenue.

We believe his management experience is valuable to our company because he is an experienced sales and business development executive with strong business acumen and more than thirty years of experience leading sales and marketing operations. He has managed growth and revenue expansion through effective management of accounts and consultative sales approach that aligns the interests of all parties.

He has sought, and negotiated, partnerships and asset management agreements across multiple channels, including wholesale telecom providers (AT&T, Verizon, Global Crossing, and Worldcom). He has managed structured methodologies that combined strengths of marketing, sales, and operations to reduce redundancies, improve order-processing times, and streamline business flow. He has experience in reviving product lines with rebranding and repackaging, as well as created communications bundles, and incentive programs to maximize existing client penetration and drive vertical growth.

Arkady Shkolnik – Director

Mr. Shkolnik was appointed a Director of TPT Global Tech, Inc. on August 15, 2018. Mr. Shkolnik has over 25 years of senior-level management experience in the Semiconductor, Wireless and Telecommunications industry. He is currently VP EMEA of Sales with Qualcomm (2010 – present). In addition to being a leader at Qualcom, Mr. Shkolnik served on the Board of Advisors at Zeevo Technology, Inc, (2009 to 2012) leading up to their acquisition by Broadcom and brings extensive experience in global business development, sales, marketing, product management and strategic account management to TPT Global’s already diverse board. From 2006 until 2010, Mr. Shkolnik was Vice President, EMEA Sales & Business Development of PacketVideo Corporation. Previous experience includes Executive Vice President, Sales & Business Development of Quorum Systems (2005-2006), Vice President, Sales & Business Development of Broadcom (acquired by Widcomm) from 2000-2005, and Director of Sales, North America Wireless ASIC Business Unit at Philips Semiconductors/VLSI Technology from 1991-2000.

Mr. Shkolnik has developed and managed strategic OEM and semiconductor relationships globally. Aligning sales and marketing functions with corporate objectives, he has negotiated and secured over ~100 License, Technology and CSA agreements with customers such as Samsung, LG, Sony, Panasonic, HTC, BlackBerry, Microsoft, IBM, HP, Dell, Compaq, Logitech, TDK, Acer, TI, Philips, STM, Broadcom, CSR, Toyota, Panasonic, ZTE, and others.

Mr. Shkolnik attended Temple University where he received a Bachelor of Applied Science (B.A.Sc.), Electrical and Electronics Engineering Skills & Endorsements (1984).

Reginald Thomas – Director

Mr. Thomas was appointed a Director of TPT Global Tech, Inc. on August 15, 2018. He has over 20 years of experience working for technology companies where he is an accomplished business leader driving world class customer and partner experiences though the delivery of innovative software products and solutions for leading global companies.  Specific results include:

Cisco: (July 2018 - present) As Partner Delivery Executive he supports 3 of Cisco’s largest Multi National Partners- IBM US IBM Canada, and Presidio. He aligned these Partners go to market strategy with Cisco’s shifting business strategy to influence more than $15M in services sales in the last 14 months.

Cisco: (2007 - 2017) As the Sr. Product Manager he owned Cisco’s Services Portal strategy, the UX Strategy, the build, and adoption of Cisco’s Services Portal. Under his direction it grew from 2 to 24 integrated service offers delivering a seamless customer and partner experience.

Openwave: (2001 - 2007) IT Director of Program Management- through his leadership he designed the foundation for the Program Management Office that managed the upgrades to mission critical databases requiring the management of highly technical resources; multiple applications delivery from concept to development, companywide roll outs for ERP systems, and Merger & Acquisition consolidation.

Lucent /Avaya: (1997 - 2001) E- Commerce Product and Strategy Lead where he had global responsibility for Lucent’s online Partner Portal. He e- enabled Lucent to transition $10M of Distributor order revenue to a seamless online experience realizing significant savings in the cost per order.

Mr. Thomas graduated from the University of Connecticut in 1988 with a BS in Business.

Gary Cook – Chief Financial Officer

Mr. Cook was appointed Chief Financial Officer of TPT Global Tech, Inc. on November 1, 2017. Mr. Cook has served as chief financial officer, secretary or treasurer for several small to medium size public and private companies in various industries for over 25 years including providing Chief Financial Officer services for several companies on a contract basis (2008-2017), in addition to full time employment with eVision USA.com, Inc. (1996-2002), Cognigen Networks, Inc. (2003-2008), and SolaRover, Inc. (2009-2015). Prior to this, Mr. Cook worked in the auditing department for KPMG in both the New Orleans, LA and Denver, CO offices for 12 years.

His experience includes companies from start-ups to multimillion-dollar international operating companies in the internet marketing, software development, medical device, alternative energy, telecommunications, securities broker/dealer, private equity and manufacturing industries. While working with KPMG, Mr. Cook worked in other industries such as oil & gas, oil & gas services, cable, theatre exhibition, mining, banking, construction and not-for-profit.

Mr. Cook has a broad experience in accounting, finance, human resources, legal, insurance, contracts, banking relations, shareholder relations, internal controls, SEC matters, financial reporting and other corporate administrative and governance matters for both private and public companies. Mr. Cook has held Series 7, 24, 27 and 63 licenses from FINRA, successor to the NASD.

Mr. Cook attended and graduated from Brigham Young University between 1979 and 1982. He is a certified public accountant and licensed with the State of Colorado.

Stacie Stricker – Corporate Secretary and Controller

Ms. Stricker was appointed Corporate Secretary and Controller of TPT Global Tech, Inc. on October 10, 2014.

For nearly twenty years, Ms. Stricker has served as a senior-level financial operations leader and business partner in the telecommunications industry with companies such as Star Telecommunications, Telstra USA, and Acceris Communications. To make the best use of her significant experience in internal Corporate Controller roles, Ms. Stricker launched 2S Accounting Services in 2012. At 2S, Ms. Stricker and her team built strong relationships with specially selected clients and develop adaptable and efficient solutions to their business and accounting challenges.

In addition to being a passionate and decisive organizational leader with experience transforming business units to deliver profitability and value, Ms. Stricker is experienced in accounting and all facets of financial operations, system and staff development, process development and internal control maintenance, strategy development and high performance team management. She is also a long-standing member of the National Association of Credit Manager’s Telecom Industry Group.

Ms. Stricker completed her undergraduate work at the University of California, Santa Barbara in 1994 and received her MBA from Pepperdine University in 2008. Additionally, in 2010, Ms. Stricker completed the Certificate of Public Accounting program at the University of California, Santa Barbara.

KEY EMPLOYEES OF SUBSIDIARIES

Steve Caudle - CEO Cloud Services

Steve Caudle has been in the technology field for 31 years and brings significant operations and technology development experiences to TPT Global Tech, Inc. Mr. Caudle began his career at the IBM “Think Tank” and Fairchild/National Semiconductor located in Silicon Valley California. Steve then moved on to work for the Department of Defense for eighteen years and specialized in code writing and software applications. Steve moved to the private sector and was the Chief Information Officer (CIO) at North Face Corporation and then moved to become the Executive VP of ZDTV (renamed TechTV) and then became C-NET now owned by CBS.

Robert Haas, CEO of Levi Strauss, contracted Mr. Caudle as an executive consultant where he was placed in charge of relocating their data center from San Francisco, California to Dallas, Texas (1988).

Subsequently, Mr. Caudle joined ESST, where he was the CIO. ESST was a public company. Steve Caudle then joined Mr. Fred Chan, CEO of ESST in starting a new company called Vialta, Inc. Mr. Caudle was again the CIO and the number two person in charge of Vialta. Vialta designed DVD laser decoder chips that were used in many DVD players in the world. Vialta grew the company from 3 employees to over 4,000 in just five months and over $1.2 billion in revenue while he was there.

Upon leaving Vialta, Mr. Caudle started his own software development company called Matrixsites. Matrixsites has developed software and applications for a variety of companies such as Federal Express, Wells Fargo Bank, Bank of America, Apple, Pixar, ITV Guide and China Mobile.

Mr. Caudle received his Bachelors of Science Degree in Electrical Engineering from San Jose State University in 1977 and holds one U.S. Patent.

Mark Rowen- CEO Media Division

Mark Rowen is a seasoned executive with over 25 years in the film and television business. In 2000, Mr. Rowen founded Blue Collar Productions, Inc., an entity with which we entered into an acquisition agreement in November 2017 and amended in February 2018, where he remains President today. Blue Collar is a leader in the creation of original live action and animated content and has produced hundreds of hours of material for the television, theatrical, home entertainment and new media markets. Mr. Rowen works closely with all of the major television networks, cable channels and film studios to produce home entertainment products.

Mr. Rowen also works with a wide array of notable filmmakers including Steven Spielberg, Ron Howard, Brett Ratner and James Cameron to name a few. Mr. Rowen also has very close working relationships with actors including Tom Hanks, Brad Pitt, Julia Roberts, Robert Downey, Jr., Denzel Washington, Ryan Gosling, Sofia Vergara, Mariska Hargitay and many others.

Prior to starting Blue Collar Productions, Mr. Rowen functioned as the head of home entertainment production for DreamWorks SKG from 1997 to 2000. He also serves as the President of Long Leash Entertainment, an aggregator of entertainment based intellectual property and creator of high-end entertainment content.

Mr. Rowen is a graduate of the University of California, Los Angeles. He is also actively involved in charitable organizations including Stand Up 2 Cancer, The Joyful Heart Foundation, Save The Children, and other philanthropic endeavors in the arts.

CONFLICTS OF INTEREST – GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of non-profit and for-profit organizations. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities.

CONFLICTS OF INTEREST – CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires our officers and directors to disclose business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

COMMITTEES OF THE BOARD OF DIRECTORS

We are managed under the direction of its board of directors.

EXECUTIVE COMMITTEE

We do not have an executive committee, at this time.

AUDIT COMMITTEE

We do not have an audit committee, at this time.

ANNUAL MEETING

The annual meeting of stockholders is anticipated in the Fall of 2019 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Florida and on such date as may be fixed from time to time by resolution of our board of directors.

PREVIOUS "BLANK CHECK" OR "SHELL" COMPANY INVOLVEMENT

No members of our management have been involved in previous "blank-check" or "shell" companies.

INVOLVEMENT IN LEGAL PROCEEDINGS

No executive Officer or Director of our Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of our Company is the subject of any pending legal proceedings.

No Executive Officer or Director of our Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

The following table sets forth the compensation paid to our officers from the years ended December 31, 2018, 2017, and 2016.

SUMMARY EXECUTIVES COMPENSATION TABLE

In Dollars

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

Stephen J. Thomas, III CEO and President	2018	98,790	—	—	—	—	—	—	(1)	98,790	(2)
	2017	95,402	—	—	—	—	—	—	(1)	95,402	(2)
	2016	79,571	—	—	—	—	—	—	(1)	79,571

Richard Eberhardt, Executive Vice-President	2018	21,115	—	—	—	—	—	—		21,115	(2)
	2017	60,015	—	—	—	—	—	—		60,015	(2)
	2016	77,722	—	220,000	—	—	—	—		297,722

Gary Cook, CFO	2018	45,100	—	—	—	—	—	—		45,100	(2)
	2017	68,500	—	—	—	—	—	—		68,500	(2)
	2016	35,500	—	1,650,000	—	—	—	—		1,685,500

Stacie Stricker, Secretary and Controller	2018	52,850	—	—	—	—	—	—		52,850	(2)
	2017	52,600	—	—	—	—	—	—		52,600	(2)
	2016	30,500	—	145,000	—	—	—	—		175,500

(1)The Company entered into a lease for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The Company has paid approximately $26,792 in rent and utility payments for this space for the twelve months ended December 31, 2018. No portion of the payments on this lease have been included in amounts shown in compensation to Mr. Stephen Thomas and has approximated $30,000 to $40,000 a year in 2015-2018.

(2) These amounts do not include compensation that has been accrued on the books of the Company in accordance with employment agreements and other previous contract work performed but has not been paid because of the lack of cash flows. Accrued but unpaid compensation as of December 21, 2018 is as follows: Stephen J. Thomas, III - $52,876; Richard Eberhardt - $153,150; Gary Cook - $154,345; and Stacie Stricker - $94,800.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We have employment/consultant agreements with our key officers, as listed below. Described below are the compensation packages our Board approved for our executive officers. The compensation agreements were approved by our board based upon recommendations conducted by the board.

Name	Position	Annual Compensation
Stephen J. Thomas, III (1)	Chief Executive Officer	$150,000

Richard Eberhardt (2)	Executive Vice President	$150,000

Gary Cook (3)	Chief Financial Officer	$150,000

Arkady Shkolnik (4)	Director	$100,000

Reginald Thomas (5)	Director	$40,000

(1) Pursuant to an employment agreement dated November 1, 2017, Mr. Thomas receives a base salary of $150,000 per year. In addition to the base salary, Mr. Thomas is eligible to receive performance bonuses as to be determined by our Board of Directors. The agreement has a three-year term and expires on October 31, 2020.

Upon an affirmative vote of not less than two-thirds of the Board of Directors, the employment may be terminated without further liability on the part of our Company. Cause is considered to be an act or acts of serious dishonesty fraud, or material and deliberate injury related to our business, including personal enrichment at the expense of our Company. If there is a termination for cause the benefits of any bonus for the period preceding termination would be forfeit.

In addition, the agreement provides for Mr. Thomas to be able to terminate the agreement for Good Reason. Good Reason is considered to be (1) an adverse change in his status or position as CEO, (2) a reduction in base salary, or (3) action by us that adversely affected his participation in the benefits.

(2) Pursuant to an employment agreement dated November 1, 2017, Mr. Eberhardt receives a base salary of $150,000 per year. In addition to the base salary, Mr. Eberhardt is eligible to receive performance bonuses as to be determined by our Board of Directors. The agreement has a three-year term and expires on October 31, 2020.

Upon an affirmative vote of not less than two-thirds of the Board of Directors, the employment may be terminated without further liability on the part of our Company. Cause is considered to be an act or acts of serious dishonesty fraud, or material and deliberate injury related to our business, including personal enrichment at the expense of our Company. If there is a termination for cause the benefits of any bonus for the period preceding termination would be forfeit.

In addition, the agreement provides for Mr. Eberhardt to be able to terminate the agreement for Good Reason. Good Reason is considered to be (1) an adverse change in his status or position as CEO, (2) a reduction in base salary, or (3) action by us that adversely affected his participation in the benefits.

(3) Pursuant to an employment agreement dated November 1, 2017, Mr. Cook receives a base salary of $150,000 per year for which currently he devotes no less than 60% of his full-time. In addition to the base salary, Mr. Cook is eligible to receive performance bonuses as to be determined by our Board of Directors. The agreement has a three-year term and expires on October 31, 2020.

Upon an affirmative vote of not less than two-thirds of the Board of Directors, the employment may be terminated without further liability on the part of our Company. Cause is considered to be an act or acts of serious dishonesty fraud, or material and deliberate injury related to our business, including personal enrichment at the expense of our Company. If there is a termination for cause the benefits of any bonus for the period preceding termination would be forfeit.

In addition, the agreement provides for Mr. Cook to be able to terminate the agreement for Good Reason. Good Reason is considered to be (1) an adverse change in his status or position as CEO, (2) a reduction in base salary, or (3) action by us that adversely affected his participation in the benefits.

(4) In accordance with an Independent Director Agreement with the Company for his services as a director, Mr. Shkolnik is to receive $25,000 per quarter and 5,000,000 shares of restricted common stock valued at approximately $687,500 vesting quarterly over twenty-four months. The quarterly cash payments of $25,000 will be paid in unrestricted common shares if the Company has not been funded adequately to make such payments.

(5) In accordance with an Independent Director Agreement with the Company for his services as director, Mr. Thomas is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $119,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded.

Compensation Committee Interlocks and Insider Participation

Our board of directors in our entirety acts as the compensation committee for TPT Global Tech, Inc.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives’ Compensation Table" during the years ended December 31, 2018, 2017 and 2016:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Stephen J. Thomas, III (1)	2018	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—

Richard Eberhardt (2)	2018	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—

Arkady Shkolnik (3)	2018	37,500	144,271	—	—	—	—	181,771
	2017	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—

Reginald Thomas (3)	2018	15,000	25,000	—	—	—	—	40,000
	2017	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—

(1)	Mr. Thomas is also an officer and as such he receives the compensation as disclosed in the Executive Compensation Table.
77

(2)	Mr. Eberhardt is also an officer and as such he receives the compensation as disclosed in the Executive Compensation Table
(3)	In August 2018, a majority of the outstanding voting shares of the Company voted through a consent resolution to support a consent resolution of the Board of Directors of the Company to add two new directors to the Board. As such, Arkady Shkolnik and Reginald Thomas were added as members of the Board of Directors. The total members of the Board of Directors after this addition is four. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive $25,000 per quarter and 5,000,000 shares of restricted common stock valued at approximately $687,500 vesting quarterly over twenty-four months. The quarterly cash payments of $25,000 will be paid in unrestricted common shares if the Company has not been funded adequately to make such payments. Mr. Thomas is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $119,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded

The term of office for each Director is one (1) year, or until his/her successor is elected at our annual meeting and qualified. The term of office for each of our Officers is at the pleasure of the Board of Directors.

The Board of Directors has no nominating, auditing committee or a compensation committee. Therefore, the selection of person or election to the Board of Directors was neither independently made nor negotiated at arm's length.

At this time, our Directors do not receive cash compensation for serving as members of our Board of Directors.

Limitation on Liability and Indemnification

We are a Florida corporation. The Florida Revised Statutes provide that the articles of incorporation of a Florida corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or our stockholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or our stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. Our articles of incorporation contain a provision eliminating the personal liability of directors to our company’ or our stockholders for monetary damages to the fullest extent provided by the Florida Revised Statutes.

The Florida Revised Statutes provides that a Florida corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a “Proceeding”), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation’s articles of incorporation. Our articles of incorporation do not contain any such limitation.

The Florida Revised Statutes provide that a Florida corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person’s conduct was in the corporation’s best interests and, in all other cases, his or her conduct was at least not opposed to the corporation’s best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. Our articles of incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

The Florida Revised Statutes, unless otherwise provided in the articles of incorporation, a Florida corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by our bylaws, general or specific action of our board of directors or stockholders, or contract. Our articles of incorporation provide for indemnification of our directors, officers, employees, fiduciaries and agents to the full extent permitted by Florida law.

Our articles of incorporation also provide that we may purchase and maintain insurance on behalf of any person who is or was a director or officer of our company or who is or was serving at our request as a director, officer or agent of another enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not we would have the power to indemnify him or her against such liability.

EQUITY COMPENSATION PLAN INFORMATION

Key Employees Stock Compensation Plan

Effective October 14, 2017, we adopted the 2017 TPT Global Tech, Inc. Stock Option and Award Incentive Plan (the "Plan"). The Plan provides for grants of nonqualified stock options and other stock awards, including warrants, to designated employees, officers, directors, advisors and independent contractors. A maximum of 20,000,000 shares of our common stock were reserved for options and other stock awards under the Plan. We have the ability to issue either options or warrants under the Plan.

As of December 31, 2018, we had options outstanding to purchase 3,093,120 shares of common stock of the Company as follows:

Grant Purpose	Grant Date	Number	Exercise Price	Expiration Date	Vesting
Part of debt issuance terms	Various	93,120	$0.046 to $0.22	12-31-2019	100%
Consulting	3-21-2018	1,000,000	$0.10	3-20-2021	100%
Legal services	3-1-2018	2,000,000	$0.10	2-28-2020	Monthly over 18 mos.

There are no warrants outstanding as of December 31, 2018. Subsequent to December 31, 2018, 2,000,000 warrants were issued to purchase 2,000,000 shares of common stock in conjunction with financing arrangements entered into. See Note 11 of the consolidated financial statements.

OPTION/WARRANT GRANTS IN THE LAST FISCAL YEAR

On October 14, 2017, the Board of Directors and majority stockholders of TPT approved the 2017 TPT Global Tech, Inc. Stock Option and Award Incentive Plan (“the 2017 Plan.”) There are 20,000,000 shares of our common stock reserved under the 2017 Plan.

During 2018 and 2017, in conjunction with the issuance of certain debt, options exercisable for 93,120 shares were issued outside of the 2017 Plan. 3,000,000 options were issued during 2018 in conjunction with consulting agreements. In total, 3,093,120 stock options were issued as of December 31, 2018. The number of options, exercise price and expiration date of these options are as follows:

Stock Option	Share	Expire
Granted	Price	Date
6,000	$0.063	12/31/2019
2,000	$0.046	12/31/2019
21,200	$0.22	12/31/2019
6,400	$0.135	12/31/2019
5,500	$0.12	12/31/2019
8,300	$0.22	12/31/2019
8,720	$0.135	12/31/2019
7,000	$0.094	12/31/2019
4,000	$0.066	12/31/2019
2,000	$0.063	12/31/2019
4,000	$0.10	12/31/2019
4,000	$0.062	12/31/2019
2,000	$0.064	12/31/2019
4,000	$0.1347	12/31/2019
4,000	$0.052	12/31/2019
2,000	$0.220	12/31/2019
2,000	$0.062	12/31/2019
1,000,000	$0.10	3/21/2021
2,000,000	$0.10	3/1/2020
3,093,120

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock by:

·	each person who is known by us to be the beneficial owner of five percent (5%) or more of our common stock;

·	our executive officers, and each director as identified in the “Management — Executive Compensation” section; and

·	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of our common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of March 31, 2019.

OFFICERS AND DIRECTORS

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants(5)

Common Stock	Stephen J. Thomas, III, Chairman, President, Chief Executive Officer and Director	30,949,740 (3)	22.63%	30,949,740	22.6%

Common Stock	Richard Eberhardt, Director and Executive Vice President	19,000,000	13.9%	19,000,000	13.9%

Common Stock	Arkady Shkolnik, Director	0(4)	0%	1,401,667(4)	1.0%

Common Stock	Reginald Thomas, Director	0(4)	0%	208,333(4)	0.2%

Common Stock	Gary Cook, Chief Financial Officer	6,500,000	4.8%	6,500,000	4.8%

Common Stock	Stacie Stricker, Corporate Secretary and Controller	500,000	0.4	500,000	0.4%

Common shares	All Directors and Executive Officers as a Group (6 persons) Common Shares	56,949,740	42.0	58,559,740	42.3%

(1)	The Address for the above individuals and entities is c/o 501 West Broadway, Suite 800, San Diego, CA 92101
(2)	Based upon 136,953,904 shares issued and outstanding.
(3)	Does not contemplate the Series A Preferred Stock held 100% by Stephen J. Thomas, III which guarantees the holder to 60% of the outstanding common stock in shares when converted and 60% of any vote prior to or after conversion. At this time, approximately 105,000,000 additional common shares would be issued if Mr. Thomas were to convert his Series A Preferred Stock holdings to common stock.
(4)	In August 2018, the Company added two new directors to the Board. Arkady Shkolnik and Reginald Thomas were added as members of the Board of Directors. The total members of the Board of Directors after this addition is four. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive 5,000,000 shares of restricted common stock vesting quarterly over twenty-four months. Mr. Thomas is to receive 1,000,000 shares of restricted common stock vesting quarterly over twenty-four months.
(5)	Assuming full exercise of any stock options or warrants.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants(4)
Common Stock	Stephen J. Thomas, III, Chairman, President, Chief Executive Officer and Director (1)	30,949,740(3)	22.6%	---	22.6%

Common Stock	Richard Eberhardt, Director and Executive Vice President (1)	19,000,000	13.9	---	13.9%

Common Stock	Jack Naijur PO Box 692211 Orlando, FL 32869	8,095,500	5.9%	---	5.9%

Common Stock	Russell Williams 3980 Texas Street #3 San Diego, CA 92104	7,500,000	5.5%	---	5.5%

(1)	The Address for the above individuals and entities is c/o 501 West Broadway, Suite 800, San Diego, CA 92101
(2)	Based upon 136,953,904 shares issued and outstanding
(3)	Does not contemplate the Series A Preferred Stock held 100% by Stephen J. Thomas, III which guarantees the holder to 60% of the outstanding common stock in shares when converted and 60% of any vote prior to or after conversion. At this time, approximately 105,000,000 additional common shares would be issued if Mr. Thomas were to convert his Series A Preferred Stock holdings to common stock.
(4)	Assuming full exercise of any stock options or warrants.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that we believe have a reasonable likelihood of being “in the money” within the next sixty days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the stock transactions discussed herein, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, stockholders or any members of the immediate family of any of the foregoing had or are to have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We incurred approximately $103,910 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2018. We incurred approximately $130,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2017.

During the fiscal years ended December 31, 2018 and 2017, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation of Chatham International, Inc. (9.30.96)	(1)
3.2	Articles of Incorporation of Cornerstone Capital, Inc. (12.30.98)	(1)
3.3	Articles of Amendment of Art, Music & Entertainment, Inc. – name change to Global Assets & Services, Inc. (7.30.01)	(1)
3.4	Articles of Merger – Global Assets & Services. Inc. and SDE 3, Inc. (1.17.02)	(1)
3.5	Articles of Amendment of Global Assets & Services, Inc. – name change to Jointland Development, Inc. (12.27.04)	(1)
3.6	Articles of Amendment of Jointland Development, Inc. – Article IV amendment (4.5.10)	(1)
3.7	Articles of Amendment of Jointland Development, Inc. – name change to Gold Royalty Corp. (10.19.10)	(1)
3.8	Articles of Amendment of Gold Royalty Corp. – new name Reuben Cannon Entertainment, Inc. (8.24.12)
3.9	Articles of Amendment of Gold Royalty Corp. – new name Ally Pharma US, Inc. (10.31.12)	(1)
3.10	Articles of Amendment of Ally Pharma US, Inc. – new name TPT Global Tech, Inc.	(1)
3.11	Articles of Amendment of TPT Global Tech, Inc. – Preferred Stock Series A & B (2.6.15)	(1)
3.12	Articles of Incorporation of Copperhead Digital Holdings, Inc.	(1)
3.13	Articles of Organization of Trucom, LLC	(1)
3.14	Articles of Organization of CityNet Arizona, LLC	(1)
3.15	Certificate of Amendment of Transactive Intermedia, Inc. – name change to San Diego Media, Inc.	(1)
3.16	Articles of Organization of K Telecom and Wireless, LLC	(1)
3.17	Articles of Incorporation of Blue Collar, Inc.	(1)
3.18	Articles of Organization of Center for Education in TV and Radio LLC	(1)
3.19	Articles of Amendment to Articles of Organization of Center for Education in TV and Radio LLC name change to Hollywood Riviera Studio, LLC	(1)
3.20	Articles of Organization of HRS Mobile, LLC	(1)
3.21	Bylaws of TPT Global Tech, Inc.	(1)
4.1	Form of Vesting Warrants	(1)
4.2	Form of Unsecured Convertible Commercial Promissory Note - $250,000	(1)
4.3	Form of Commercial Convertible Promissory Notes	(1)
4.4	2017 TPT Global Tech, Inc. Stock Option And Award Incentive Plan	(1)
4.5	Series A Designation	(1)
4.6	Series B Designation	(1)
4.7	Promissory Note – HRS	(2)
4.8	Promissory Note – Blue Collar	(2)
4.9	Promissory Note - Blue Collar - Amendment No. 1 (2.9.18)	(3)
4.10	Promissory Note - MatrixSites, Inc. (10.31.17)	(3)
4.11	Series C Designation	(3)

10.1	Employment Agreement, Stephen J. Thomas, III	(1)
10.2	Employment Agreement, Gary Cook	(1)
10.3	Employment Agreement, Richard Eberhardt	(1)
10.4	Agreement and Plan of Merger – Ally Pharma US, Inc. and TPT Global, Inc. (9.30.14)	(1)
10.5	Purchase Agreement Ally Pharma US, Inc. and K Telecom and Wireless and Global Telecom International LLC (8.1.14)	(1)
10.6	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Copperhead Digital Holdings, Inc. (1.31.15)	(1)
10.7	Lease Agreement between Copperhead Digital Holdings, Inc. and Telecom Finance LLC (9.14.10)	(1)
10.8	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Port 2 Port, Inc. (9.30.15)	(1)
10.9	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and San Diego Media, Inc. (9.30.16)	(1)
10.10	Amendment #1 to Acquisition & Purchase Agreement between TPT Global Tech, Inc. and San Diego Media, Inc. (12.9.16)	(1)
10.11	Asset Acquisition Agreement between TPT Global Tech, Inc. and Interest Holders of the Lion Phone Technology (12.15.16)	(1)
10.12	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and MatrixSites, Inc.	(1)
10.13	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Hollywood Riviera LLC, HRS Mobile LLC (11.1.17)	(1)
10.14	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (11.3.17)	(1)
10.15	HRS Amendment	(2)
10.16	Amendment No. 1 – Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (2.9.18)	(2)
10.17	Amendment No. 2 – Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (3.29.18)	(3)
10.18	Amendment No. 3 - Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (3.29.18)	(3)
10.19	Independent Director Agreement, Arkady Shkolnik	(3)
10.20	Independent Director Agreement, Reginald Thomas	(3)
10.21	Product, Software & Services License Agreement – New Orbit Technologies, Inc. (4.17.17)	(3)
10.22	Rescission, Settlement Agreement and Mutual Release	(3)
10.23	Security & Pledge Agreement - Blue Collar	(4)
10.24	Security & Pledge Agreement - Matrixsites	(4)
10.25	Securities Purchase Agreement with Geneva Roth Remark Holdings	(5)
10.26	Securities Purchase Agreement with Auctus Fund, LLC	(6)
10.27	Convertible Promissory Note with Auctus Fund, LLC	(6)
10.28	Common Stock Purchase Warrant	(6)
10.29	Asset Purchase Agreement between TPT Global Tech, Inc. and SpeedConnect , LLC	(7)

21.1	Subsidiaries	(4)

31.1	Section 302 Certification of Principal Executive Officer	Filed Herewith
31.2	Section 302 Certification of Principal Financial/Accounting Officer	Filed Herewith
32.1	Section 906 Certification of Principal Executive Officer	Filed Herewith
32.2	Section 906 Certification of Principal Financial/Accounting Officer	Filed Herewith

99.1	Trucom LLC Complete Patent	(1)
99.2	Patent Assignment – Ellifson to TruCom LLC(2.11.13)	(1)

(1) Incorporated by reference from the exhibits included in the Company’s Registration Statement on Form S-1 dated December 15, 2017.

(2) Incorporated by reference from the exhibits included in the Company’s Registration Statement on Form S-1/A dated February 23, 2018.

(3) Incorporated by reference from the exhibits included in the Company’s Registration Statement on Form S-1/A dated October 1, 2018.

(4) Incorporated by reference from the exhibits included in the Company’s Registration Statement on Form S-1/A dated November 5, 2018.

(5) Incorporated by reference from the exhibits included in the Company’s Form 8-K dated March 19, 2019.

(6) Incorporated by reference from the exhibits included in the Company’s Form 8-K dated March 25, 2019.

(7) Incorporated by reference from the exhibits included in the Company’s Form 8-K dated April 3, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPT GLOBAL TECH, INC.

/s/ Stephen J. Thomas, III	April 10, 2019
Stephen J. Thomas, III
(Chief Executive Officer/Principal Executive Officer)

/s/ Gary L. Cook	April 10, 2019
Gary L. Cook
(Chief Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen J. Thomas, III	April 10, 2019
Stephen J. Thomas, III, Director

/s/ Richard Eberhardt	April 10, 2019
Richard Eberhardt, Director

/s/ Arkady Shkolnik	April 10, 2019
Arkady Shkolnik, Director

/s/ Reginald Thomas	April 10, 2019
Reginald Thomas, Director

