Form 10-Q
period 2019-03-31
TPT GLOBAL TECH, INC.
filed 2019-05-20
CIK 1661039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 333-222094

TPT Global Tech, Inc.
(Exact name of registrant as specified in its charter)

Florida	81-3903357
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

501 West Broadway, Suite 800 San Diego, CA	92101
(Address of principal executive offices)	(Zip Code)

(619) 301-4200

Registrant’s telephone number, including area code

______________________________________

(Former Address and phone of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 20, 2019, there were 136,953,904 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

 TPT Global Tech, Inc.

Condensed Consolidated Balance Sheets

Assets

	March 31,	December 31
	2019	2018
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$510,970	$31,786
Accounts receivable, net	71,245	48,922
Prepaid expenses and other current assets	1,767	36,111
Total current assets	$583,982	$116,819
NON-CURRENT ASSETS
Property and equipment, net	$2,975,235	$3,046,942
Intangible assets, net	6,465,580	6,671,582
Goodwill	924,361	924,361
Deposits and other assets	66,996	62,013
Total non-current assets	$10,432,172	$10,704,898

TOTAL ASSETS	$11,016,154	$10,821,717

Liabilities and Stockholders' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$5,401,935	$4,993,970
Deferred revenue	32,043	6,450
Customer deposits	338,725	338,725
Business loans, advances and agreements	766,936	716,936
Current portion of convertible notes payable, net of discount	41,336	10,000
Notes payable - related parties, net of discount	9,296,492	9,137,982
Current portion of convertible notes payable – related parties, net of discounts	192,938	202,688
Derivative liabilities	2,208,416	—
Financing lease liabilities	137,890	138,774
Financing lease liabilities – related party	605,508	598,490
Total current liabilities	$19,022,219	$16,144,015

NON-CURRENT LIABILITIES
Convertible note payable, net of current portion and discounts	$5,000	$5,000
Convertible notes payable – related parties, net of current portion and discounts	722,500	599,200
Total non-current liabilities	727,500	604,200
Total liabilities	$19,749,719	$16,748,215

Commitments and contingencies – See Note 7	—	—

STOCKHOLDERS' DEFICIT Preferred stock, $.001 par vaue 100,000,000 shares authorized:
Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	$1,000	$1,000
Convertible Preferred Series B, 3,000,000 designated - 2,588,693 shares issued and outstanding as of March 31, 2019 and December 31, 2018	2,589	2,589
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $.001 par value, 1,000,000,000 shares authorized, 136,953,904 shares issued and outstanding as of March 31, 2019 and December 31, 2018	136,954	136,954
Subscriptions payable	269,569	168,006
Additional paid-in capital	12,640,597	12,567,881
Accumulated deficit	(21,784,274)	(18,802,928)
Total stockholders' deficit	(8,733,565)	(5,926,498)

Total liabilities and stockholders' DEFICIT	$11,016,154	$10,821,717

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2019	2018

Revenues:
Products	$18,683	$41,650
Services	142,793	208,568
Total Revenues	$161,476	$250,218

COST OF SALES:
Products	$20,500	$42,500
Services	241,868	221,795
Total Costs of Sales	$262,368	$264,295
Gross profit (loss)	$(100,892)	$(14,077)
EXPENSES:
Sales and marketing	$—	$18,886
Professional	512,540	355,408
Payroll and related	197,541	182,739
General and administrative	222,011	192,588
Depreciation	71,707	43,873
Amortization	206,002	199,600
Total expenses	$1,209,801	$993,094

OTHER INCOME (EXPENSE)
Derivative expense	(1,540,416)	—
Interest expense	(130,237)	(30,410)
Total other income expenses	$(1,670,653)	$(30,410)

Net loss before income taxes	(2,981,346)	(1,037,581)
Income taxes	—	—
NET LOSS	$(2,981,346)	$(1,037,581)

Loss per common share-basic and diluted	$(0.02)	$(0.01)

Weighted-average common shares outstanding-basic and diluted	136,953,904	136,953,904

See accompanying notes to consolidated financial statements

TPT Global Tech, Inc.

Condensed Consolidated Statements OF Stockholders' DEFICIT

For the three months ended March 31, 2019 and 2018

(Unauditd)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable (Receivable)	Capital	Deficit	Total
Balance as of December 31, 2017	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$(4,765)	$10,371,442	$(13,425,439)	$(2,918,219)

Issuance of stock and stock options for services	—	—	—	—	—	—	254,306	14,224	—	268,530

Cash received for common stock to be contributed by officer	—	—	—	—	—	—	122,000	—	—	122,000
Net loss	—	—	—	—	—	—	—	—	$(1,037,581)	$(1,037,581)
Balance as of March 31, 2018	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$371,541	$10,385,666	$(14,463,020)	$(3,565,270)

See accompanying notes to consolidated financial statements

TPT Global Tech, Inc.

Consolidated Statements OF Stockholders' DEFICIT- Continued

For the three months ended March 31, 2019 and 2018

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable (Receivable)	Capital	Deficit	Total
Balance as of December 31, 2018	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$168,006	$12,567,881	$(18,802,928)	$(5,926,498)

Issuance of stock and stock options for services	—	—	—	—	—	—	101,563	72,716	—	174,279

Net Loss	—	—	—	—	—	—	—	—	$(2,981,346)	$(2,981,346)

Balance as of March 31, 2019	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$269,569	$12,640,597	$(21,784,274)	$(8,733,565)

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,981,346)	(1,037,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	71,707	43,873
Amortization	206,002	199,600
Amortization of debt discount and other financing costs	165,297	—
Derivative expense	1,540,416	—
Share-based compensation: Common stock	136,007	254,306
Stock options	72,716	14,224
Changes in operating assets and liabilities:
Accounts receivable	(22,323)	(22,525)
Prepaid expenses and other assets	(5,084)	7,292
Accounts payable and accrued expenses	406,130	289,548
Accrued interest on financing lease liabilities	13,573	3,336
Other liabilities	27,428	(2,171)
Net cash used in operating activities	$(369,477)	(250,097)

Cash flows from investing activities:
Net cash provided by investing activities	$—	—

Cash flows from financing activities:
Proceeds from stock subscriptions	—	122,000
Proceeds from convertible notes and notes payable – related parties	259,549	140,000
Proceeds from convertible notes and business advance	606,300	5,064
Payments on convertible notes – related parties	(9,750)	(29,581)
Payments on financing lease liabilities	(7,438)	(1,848)
Net cash provided by financing activities	$848,661	235,635

Net change in cash	$479,184	(14,462)
Cash and cash equivalents - beginning of period	$31,786	36,380

Cash and cash equivalents - end of period	$510,970	21,918

See accompanying notes to consolidated financial statements

9

TPT Global Tech, Inc.

CONSOLIDATED STATEMENTS

OF CASH FLOWS - CONTINUED

Supplemental Cash Flow Information:

Cash paid for:

	2019	2018
Interest	$16,616	$819
Taxes	$—	$—

Non-Cash Investing and Financing Activities:

	2019	2018
Discount on derivative financial instruments	$668,000	$—
	$—	$—

See accompanying notes to consolidated financial statements

TPT Global Tech, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared according to the instructions to Form 10-Q and Section 210.8-03(b) of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2018. The condensed consolidated balance sheet at March 31, 2019, has been derived from the consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Our condensed consolidated financial statements include the accounts of K Telecom and Global Telecom, Copperhead Digital, SDM, Port 2 Port, and Blue Collar. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s revenue generation for the last two years came from the following sources, which sources are explained in detail below.

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Copperhead Digital	$67,700	$122,735
K Telecom	18,683	41,650
San Diego Media	13,343	71,405
Blue Collar	61,750	—
P2P	—	14,428
Total Revenue	$161,476	$250,218

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share””. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of thee income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2019 and December 31, 2018, the Company had shares that were potentially common stock equivalents as follows:

2019
Series A Preferred Stock	128,056,506
Series B Preferred Stock	2,588,693
Stock Options and Warrants	5,093,120
Convertible Debt	9,975,367
145,213,686

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at March 31, 2019 and 2018 consisted of cash equivalents, accounts receivable, accounts payable and derivative liabilities. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of March 31, 2019 are the following:

Derivative Instrument	Fair Value
Fair value of Geneva Roth Convertible Promissory Note	$82,016
Fair value of Auctus Convertible Promissory Note	$2,082,832
Fair value of Warrants issued with Auctus Convertible Promissory Note	$43,568

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

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. This ASU requires that most of the guidance related to stock compensation granted to employees be followed for non-employees, including the measurement date, valuation approach, and performance conditions. The expense is recognized in the same period as though cash were paid for the good or service. The effective date is the first quarter of fiscal year 2019, with early adoption permitted, including in interim periods. The ASU has been adopted using a modified-retrospective transition approach. The adoption is not considered to have a material effect on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. We adopted Topic 842 using the effective date, January 2019, as the date of our initial application of the standard. Consequently, financial information for the comparative periods has not been updated. Our finance and operating lease commitments are subject to the new standard and we recognize as finance and operating lease liabilities and right-of-use assets. The effect on our consolidated financial statements has not been material.

Management has reviewed other recently issued accounting pronouncements and have determined there are not any that would have a material impact on the condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Cash flows generated from operating activities were not enough to support all working capital requirements for the three months ended March 31, 2019 and 2018. Financing activities described below have helped with working capital and other capital requirements. We incurred $2,981,346 and $1,037,581, respectively, in losses, and we used $369,477 and $250,097, respectively, in cash for operations for the three months ended March 31, 2019 and 2018. Cash flows from financing activities were $848,661 and $235,635 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to March 31, 2019, a convertible promissory note was extended to the Company in the amount of $65,000 into convertible debt. In addition, the company secured $527,000 in the sale of future receipts.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of March 31, 2019 and December 31, 2018 are as follows:

	2019	2018
Property and equipment:
Telecommunications fiber and equipment	$3,274,045	3,274,045
Film production equipment	369,903	369,903
Office furniture and equipment	82,014	82,104
Leasehold improvements	18,679	18,679
	3,744,641	3,744,641
Accumulated depreciation	(769,406)	(697,699)
Property and equipment, net	$2,975,235	3,046,942

 Depreciation expense was $71,707 and $43,873 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 4 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of March 31, 2018 and December 31, 2018 are as follows:

	2019	2018
Business loans and advances, net of discounts (1)	$665,692	615,692
Convertible notes payable, net of discounts (2)	46,336	15,000
Factoring agreement (3)	101,244	101,244
Debt – third party	$813,272	731,936

Line of credit, related party secured by assets (4)	$3,043,390	3,043,390
Debt– other related party, net of discounts (5)	5,935,159	5,912,898
Convertible debt – related party (2)	915,438	801,888
Shareholder debt (6)	317,943	181,694
Debt – related party	$10,211,930	9,939,870

Total financing arrangements	$11,025,202	10,671,806

Less current liabilities:
Business loans, advances and agreements	$(766,936)	(716,936)
Convertible notes payable, net of discount	(41,336)	(10,000)
Notes payable – related parties, net of discount	(9,296,492)	(9,137,982)
Convertible notes payable – related party	(192,938)	(202,688)
	(10,297,702)	(10,067,606)
Total non-current liabilities	$727,500	604,200

(1)

The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month Libor plus 2%, 4.49% as of March 31, 2019, and is secured by assets of the Company, is due August 31, 2019, as amended, and included 8,000 stock options as part of the terms (see Note 6).

$500,500 is a line of credit that Blue Collar has with a bank, bears interest at Prime plus 1.125%, 6.125% as of March 31, 2019, and is due March 25, 2021.

$10,000 is an amount the bears interest at 6%, subsequently increased to 11%, as it was due and not repaid on October 10, 2018. The remaining balances generally bear interest at approximately 10%, have maturity dates that are due on demand or are past due, are unsecured and are classified as current in the balance sheets.

16

(2)

During 2017, the Company issued convertible promissory notes in the amount of $67,000 (comprised of $62,000 from two related parties and $5,000 from a former officer of CDH), all which are due May 1, 2020 and bear 6% annual interest (12% default interest rate). The convertible promissory notes are convertible, as amended, at $0.25 per share.

During 2016, the Company acquired SDM which consideration included a convertible promissory note for $250,000 due August 31, 2018, as amended, does not bear interest, unless delinquent in which the interest is 12% per annum, and is convertible into common stock at $1.00 per share. The SDM balance is $192,938 as of March 31, 2019.

During 2018, the Company issued convertible promissory notes in the amount of $537,200 to related parties and $10,000 to a non-related party which bear interest at 6% (11% default interest rate), are due 30 months from issuance and are convertible into Series C Preferred Stock at $1.00 per share. During 2019, the Company issued these same securities with the same terms in the amount of $123,300 to related parties. Because the Series C Preferred Stock has a conversion price of $0.15 per share, the issuance of Series C Preferred Stock promissory notes will cause a beneficial conversion feature of approximately $38,479 upon exercise of the convertible promissory notes.

On March 19, 1919, the Company consummated a Securities Purchase Agreement dated March 15, 2019 with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) for the purchase of a $68,000 convertible promissory note (“Geneva Roth Convertible Promissory Note”). The Geneva Roth Convertible Promissory Note is due March 15, 2020, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to the maturity date or date of default to convert all or any part of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 61% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date.   The Geneva Roth Convertible Promissory Note may be prepaid in whole or in part of the outstanding balance at 125% to 140% up to 180 days from origination.

On March 25, 2019, the company consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 Convertible Promissory Note (“Auctus Convertible Promissory Note”). The Auctus Convertible Promissory Note is due December 18, 2019, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date or at the effective date of the registration of the underlying shares of common stock, which the holder has registration rights for, to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 50% multiplied by the average of the two lowest trading prices for the common stock during the previous 25 trading days prior to the applicable conversion date. The Auctus Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. 2,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7.

(3)	The Factoring Agreement with full recourse, due August 31, 2019, as amended, was established in June 2016 with a company that is controlled by a shareholder and is personally guaranteed by an officer of the Company. The Factoring Agreement is such that the Company pays a discount of 2% per each 30-day period for each advance received against accounts receivable or future billings. The Company was advanced funds from the Factoring Agreement for which $101,244 in principal remained unpaid as of March 31, 2019 and December 31, 2018.

(4)

The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 4.49% as of March 31, 2019, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling 85,120 (see Note 6) and is due, as amended, August 31, 2019.

During the year ended December 31, 2018, these same shareholders and one other loaned the Company money in the form of convertible loans of $537,200 described in (2) above

(5)

$350,000 represents cash due to the prior owners of the technology acquired in December 2016 from the owner of the Lion Phone which is due to be paid as agreed by TPTG and the former owners of the Lion Phone technology and has not been determined.

$4,000,000 represents a promissory note included as part of the consideration of ViewMe Live technology acquired in 2017, later agreed to as being due and payable in full, with no interest with $2,000,000 from debt proceeds and the remainder from proceeds from the second Company public offering intended to be in 2019.

On September 1, 2018, the Company closed on its acquisition of Blue Collar. Part of the acquisition included a promissory note of $1,600,000 (fair value of $1,533,217, net of a discount to fair value of $66,783 which is being amortized through expense through the due date of May 1, 2019) and interest at 3% from the date of closure. $22,261 was amortized as interest expense in the three months ended March 31, 2019. The promissory note is secured by the assets of Blue Collar.

(6)	The shareholder debt represents funds given to TPTG or subsidiaries by officers and managers of the Company as working capital. There are no written terms of repayment or interest that is being accrued to these amounts and they will only be paid back, according to management, if cash flows support it. They are classified as current in the balance sheets.

Note 5 -Derivative Financial Instruments

The Company previously adopted the provisions of ASC subtopic 825-10, Financial Instruments (“ASC 825-10”). ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The derivative liability as of March 31, 2019, in the amount of $2,208,416 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2019. There were no derivative financial instruments as of December 31, 2018.

Debt Derivative Liabilities
Balance, December 31, 2018	$—
Debt discount from initial derivative	668,000
Initial fair value of derivative liabilities in excess of debt discounts	1,838,410
Change in fair value of derivative liabilities at end of period	(297,994)
Balance, March 31, 2019	$2,208,416
Derivative expense for the three months ended March 31, 2019	$1,540,416

Convertible notes payable and warrant derivatives – The Company issued convertible promissory notes which are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

As of March 31, 2019, the Company marked to market the fair value of the debt derivatives and determined a fair value of $2,208,416 (2,164,848 from the convertible notes and $43,568 from the warrants in Note 4 (2) above). The Company recorded a gain from change in fair value of debt derivatives of $297,994 for the three months ended March 31, 2019. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 188.2% to 212.8%, (3) weighted average risk-free interest rate of 2.23% to 2.52% (4) expected life of 0.72 to 5.0 years, and (5) the quoted market price of $0.0531 to $0.0726 for the Company’s common stock.

See Financing lease arrangements in Note 7.

NOTE 6 - STOCKHOLDERS' EQUITY

Preferred Stock

As of March 31, 2019, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

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

Series B Convertible Preferred Stock

In February 2015, the Company designated 3,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock. There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of March 31, 2019.

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

Series C Convertible Preferred Stock

In May 2018, the Company designated 3,000,000 shares of Preferred Stock as Series C Convertible Preferred Stock. There are no shares of Series C Convertible Preferred Stock outstanding as of March 31, 2019.

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

Common Stock and Capital Contributions

As of March 31, 2019, we had authorized 1,000,000,000 shares of Common Stock, of which 136,953,904 common shares are issued and outstanding.

Common Stock Contributions Related to Acquisitions

Effective November 1 and 3, 2017, an officer of the Company contributed 9,765,000 shares of restricted Common Stock to the Company for the acquisition of Blue Collar and HRS. These shares were subsequently issued as consideration for these acquisitions in November 2017. In March 2018, the HRS acquisition was rescinded and 3,625,000 shares of common stock are being returned by the recipients. The other transaction involved 6,500,000 shares for the acquisition of Blue Collar which closed in 2018. As such, as of March 31, 2019 the 3,265,000 shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

Common Stock Issued for Expenses and Liabilities

During the year ended December 31, 2018, the Company entered into a two-year agreement for legal services. The agreement provided for 4,000,000 shares of restricted common stock to be issued. 2,000,000 to be issued for previous legal services upon execution of the agreement in March 2018 and the remaining 2,000,000 in the form of stock options to purchase common stock at $0.10 per share, of which the stock options would vest equally over 18 months. The value of the Company’s common stock upon execution of the agreement was $0.125 per share, or $250,000 which was recorded as professional expenses during 2018. See stock options and warrants discussion below for the value of the 2,000,000 stock options

During the year ended December 31, 2018, the Company also entered into a twelve-month general consulting agreement with a third party to provide general business advisory services to be rendered through March 31, 2019 for 1,000,000 restricted shares of common stock and 1,000,000 options to purchase restricted common shares at $0.10 per share for 36 months from the time of grant. The fair value of the common shares granted was based on the Company’s stock price of $0.155 per share, or $155,000 of which $34,444 was expensed during the three months ended March 31, 2019 for the portion of service term completed during this period.

For these two agreements, the underlying stock for the stock options are intended to come from the contribution of stock by an officer of the Company. During the three months ended March 31, 2019, the Company recorded $107,160 as stock-based compensation related to these agreements.

Common Stock Payable Issued for Expenses and Liabilities

As of March 31, 2019, 16,667 of common shares were subscribed to in 2018 for a note payable of $2,000.

In 2018, a majority of the outstanding voting shares of the Company voted through a consent resolution to support a consent resolution of the Board of Directors of the Company to add two new directors to the Board. As such, Arkady Shkolnik and Reginald Thomas (family member of CEO) were added as members of the Board of Directors. The total members of the Board of Directors after this addition is four. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive $25,000 per quarter and 5,000,000 shares of restricted common stock valued at approximately $692,500 vesting quarterly over twenty-four months. The quarterly cash payments of $25,000 will be paid in unrestricted common shares if the Company has not been funded adequately to make such payments. Mr. Thomas is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded. As of March 31, 2019, $62,500 and $25,000 has been accrued in the balance sheet for Mr. Shkolnik and Mr. Thomas, respectively.

Stock Options

	Options Outstanding	Vested	Vesting Period	Exercise Price Outstanding and Exercisable	Expiration Date
December 31, 2017	93,120	93,120	100% at issue	$0.05 to $0.22	12-31-19
Granted	3,000,000	—	12 to 18 months	$0.10	2-28-20 to 3-20-21
December 31, 2018	3,093,120	1,954,230		$0.05 to $0.22	12-31-19 to 3-20-21
Granted	—
March 31, 2019	3,093,120	2,176,453		$0.05 to $0.22	12-31-19 to 3-20-21

Stock options to purchase approximately 3,093,120 shares of common stock of the Company are outstanding as of March 31, 2019 related to debt issuances (see Note 5) at prices ranging from $0.05 to $0.22 per share.

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

During the three months ended March 31, 2019, the Company recorded $72,716 as stock-based compensation related to the stock options and the related service period for which services have been rendered. For future periods, the remaining value of the stock options totaling approximately $67,953 will be amortized into the statement of operations consistent with the period for which the services will be rendered, which is two years for the legal agreement and one year for the general consulting agreement.

Common Stock Reservations

The Company has reserved 1,000,000 shares of Common Stock of the Company for the purpose of raising funds to be used to pay off debt described in Note 5.

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employee and consultants as consideration for services rendered and that will be rendered to the Company.

Warrants

As part of the Auctus Convertible Promissory Note issuance, the Company issued to, Auctus 2,000,000 warrants to purchase 2,000,000 common shares of the Company at 70% of the current market price. Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice. However, if a required registration statement, registering the underlying shares of the Auctus Convertible Promissory Note, is declared effective on or before June 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

The warrants issued to Auctus were considered derivative liabilities. See Note 5.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses as of March 31, 2019 and December 31, 2018:

	2019	2018
Accounts payable:
Related parties (1)	$881,861	$741,577
General operating	3,250,506	3,036,601
Credit card balances	253,374	246,949
Accrued interest on debt	352,771	306,318
Other accrued expenses;	33,066	33,063
Taxes and fees payable	630,357	629,462
Total	$5,401,935	$4,993,970

(1)	Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.

Financing Leases

As of March 31, 2019, we do not have any lease agreements that are long term. All lease arrangements expire during 2019, are in default or are month to month.

Current minimum financing lease payments are as follows as of March 31, 2019:

Obligation	2019	In Default	Accrued Interest	Total
Telecom Equipment Finance (1)	$449,103	—	156,405	$605,508
Telecommunications Equipment (2)	—	101,347	33,624	134,971
Production Equipment Lease (3)	2,919	—	—	2,919
Total	$452,022	101,347	190,029	$743,398

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

(3) The Production Equipment Lease, maturing on April 15, 2019, required payments of $2,535 per month and includes imputed interest at 8.5%. The lease was entered into in 2015 for the purchase of equipment in the amount of approximately $120,000.

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

As of March 31, 2019, the company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of amounts owed. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of March 31, 2018 and does not believe the outcome of the dispute will have a material effect on the financial position of the Company.

NOTE 8 – RELATED PARTY ACTIVITY

The Company entered into a lease for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The company has paid $0 and $5,949 in rent and utility payments for this space for the three months ended December 31, 2018 and 2017, respectively.

There are shares issuances and capital contributions from an officer of the Company. See Note 6. Also, there are debt and lease balances outstanding due to shareholders and other related parties of the Company of $881,861 and $741,577, respectively, as of March 31, 22019 and December 31, 2018 related to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Notes 5 and 6.

As is mentioned in Note 6, Reginald Thomas was appointed to the Board of Directors of the Company in August 2018. Mr. Thomas is the brother to the CEO Stephen J. Thomas III. According to an agreement with Mr. Reginald Thomas, he is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are comprised of the following:

March 31, 2019

	Gross carrying amount (1)	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$1,947,200	(1,390,382)	556,818	3-10
Developed Technology	$6,105,600	(1,228,671)	4,876,929	9
Film Library	$957,000	(50,750)	906,250	11
Trademarks and Tradenames	$132,000	(6,417)	125,583	12
	$9,141,800	(2,676,220)	6,465,580

Goodwill	$924,361	—	924,361

Amortization expense was $206,002 and $199,600 for the three months ended March 31, 2019 and 2018, respectively.

December 31, 2018

	Gross carrying amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$1,947,200	(1,374,933)	572,267	3-10
Developed Technology	$6,105,600	(1,059,070)	5,046,530	9
Film Library	$957,000	(32,700)	924,300	11
Trademarks and Tradenames	$132,000	(3,515)	128,485	12
	$9,141,800	(2,470,218)	6,671,582

Goodwill	$924,361	—	924,361

Remaining amortization of the intangible assets as of March 31, 2019 is as follows for the next five years and beyond:

	2019	2020	2021	2022	2023	Beyond
Customer Base	$38,006	$53,455	$53,455	$53,455	$53,455	$304,992
Developed Technology	508,803	678,404	678,404	678,404	678,404	1,654,510
Film Library	68,950	87,000	87,000	87,000	87,000	489,300
Trademarks and Tradenames	8,098	11,000	11,000	11,000	11,000	73,485
Total	$623,857	$829,859	$829,859	$829,859	$829,859	$2,522,287

NOTE 10 – SUBSEQUENT EVENTS

SpeedConnect Asset Acquisition

Effective April 3, 2019, the Company entered into an Asset Purchase Agreement with SpeedConnect, LLC (“SpeedConnect”) to acquire substantially all of the assets of SpeedConnect. On May 7, 2019, the Company closed the transaction underlying the Asset Purchase Agreement with SpeedConnect to acquire substantially all of the assets of SpeedConnect for $2 million and the assumption of certain liabilities. The Asset Purchase Agreement required a deposit of $500,000 made in April and an additional $500,000 payment to close. The additional $500,000 was paid and all other conditions were met to effectuate the sale of substantially all of the assets of SpeedConnect to the Company. As part of the closing, the Company entered into a Promissory Note to pay SpeedConnect $1,000,000 in two equal installments of $500,000 plus applicable interest at 10% per annum with the first installment payable within 30 days of closing and the second installment payable within 60 days of closing (but no later than July 6, 2019). The Company is required to have SpeedConnect’s financial information audited for the last two years.

Had the acquisition occurred on January 1, 2018, condensed proforma statement of operations for the three months ended March 31, 2019 and 2018 would be as follows

	2019	2018
Revenue	$3,656,169	$4,860,635
Cost of Sales	2,789,364	2,759,446
Gross Profit	$866,805	$2,101,189
Operating expenses	(1,637,207)	(2,274,711)
Derivative expense	(1,567,677)
Interest expense	(130,237)	(30,410)
Income taxes	—	—
Net Loss	$(2,468,316)	$(203,931)

There are no revenues or expenses related to the SpeedConnect asset acquisition included in the consolidated statement of operations for the three months ended March 31, 2019.

Subsequent Issuance of Financial Instruments

In conjunction with the close of the SpeedConnect transaction, the Company entered into an Agreement for the Purchase and Sale of Future Receipts dated May 8, 2019 (“Future Receipts Financing Agreement”). The balance to be purchased and sold is $753,610 for which the Company received $527,000. Under the Future Receipts Financing Agreement, the Company will pay $18,840.25 per week until fully paid which is expected to be in February 2020. The Financing Agreement includes a guaranty by the CEO of the Company, Stephen Thomas.

On April 16, 2019, the Company consummated a Securities Purchase Agreement dated April 12, 2019 with Geneva Roth for the purchase of a $65,000 convertible promissory note (“Geneva Roth Second Convertible Promissory Note”). The Geneva Roth Second Convertible Promissory Note is due April 12, 2020, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to the maturity date or date of default to convert all or any part of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 61% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date.   The Geneva Roth Second Convertible Promissory Note may be prepaid in whole or in part of the outstanding balance at 125% to 140% up to 180 days from origination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Associated Risks.

This form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate, or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2019, we had an accumulated deficit totaling $21,784,274. This raises substantial doubts about our ability to continue as a going concern.

Results of Operations

For the Three Months Ended March 31, 2019 Compared to the Three Month Ended March 31, 2018

During the three months ended March 31, 2019, we recognized total revenues of $161,476 compared to the prior period of $250,218. We incurred decreases in revenues for our telecommunications services, equipment sales and services performed by SDM during 2019 compared to the prior period of $55,035, $22,967 and $58,062, respectively. The decreases in large part are from the inability of the Company to properly advertise and market its products from the lack of financing and profitable operations. These decreases were offset by an increase from the addition of Blue Collar’s revenues of $61,750 which acquisition occurred September 1, 2018.

Gross profit (loss) for the three months ended March 31, 2019 was $(100,892) compared to $(14,077) for the prior period. The decrease of $86,815 pertained primarily to decreases in telecommunications revenue, equipment sales and services performed by SDM. In addition, Blue Collar added loss to gross profit from the timing of several projects that they are doing.

During the three months ended March 31, 2019, we recognized $1,209,801 in expenses compared to $993,094 for the prior period. The increase of $216,707 was in large part attributable to the acquisition of Blue Collar.

Interest expense increased for the three months ended March 31, 2019 compared to the prior period by $99,827. Increases from higher interest rates and increased debt was the primary reason for the increase.

During the three months ended March 31, 2019, we recognized a net loss of $2,981,346 compared to $1,037,581 for the prior period. The increase in the loss of $1,943,765 was primarily a result of the derivative expense of $1,540,416 recorded from the fair value valuation of financial instruments entered into and from the increase in expenses from the addition of Blue Collar and the net reduction of gross profits from the decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operating activities were not enough to support all working capital requirements for the three months ended March 31, 2019 and 2018. Financing activities described below, have helped with working capital and other capital requirements. We incurred $2,981,346 and $1,037,581, respectively, in losses, and we used $369,477 and $250,097, respectively, in cash for operations for the three months ended March 31, 2019 and 2018. Cash flows from financing activities were $848,661 and $235,635 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to March 31, 2019, convertible promissory note was extended to the Company in the amount of $65,000 into convertible debt. In addition, the Company secured $527,000 in the sale of future receipts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer/principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Company anticipates that with further resources, the Company will expand both management and the board of directors with additional officers and independent directors in order to provide sufficient disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

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
27

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

As of March 31, 2019, the total debt or financing arrangements was $11,025,202, of which $85,192 or less than 1% of total current liabilities is past due. As of March 31, 2019, financing lease arrangements are in the amount of $553,369, of which 101,347 is in default. Our inability to renegotiate our indebtedness may cause lien holders to obtain possession of a good portion of our assets which would significantly alter our ability to generate revenues and obtain any additional financing.

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

We offer telephone services over our broadband network and continue to develop and deploy interconnected VoIP services. The FCC ha that competitive telephone companies that support VoIP services, such as those that we offer to our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can operate in the market. However, the scope of these interconnection rights are being reviewed in a current FCC proceeding, which may affect our ability to compete in the provision of telephony services or result in additional costs. It remains unclear precisely to what extent federal and state regulators will subject VoIP services to traditional telephone service regulation. Expanding our offering of these services may require us to obtain certain authorizations, including federal and state licenses. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. The FCC has already extended certain traditional telecommunications requirements, such as E911 capabilities, Universal Service Fund contribution, Communications Assistance for Law Enforcement Act ("CALEA"), measures to protect Customer Proprietary Network Information, customer privacy, disability access, number porting, battery back-up, network outage reporting, rural call completion reporting and other regulatory requirements to many VoIP providers such as us. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs and may otherwise materially adversely impact our operations. In 2011, the FCC released an order significantly changing the rules governing intercarrier compensation for the origination and termination of telephone traffic between interconnected carriers. These rules have resulted in a substantial decrease in interstate compensation payments over a multi-year period. The FCC is currently considering additional reforms that could further reduce interstate compensation payments. Further, although the FCC recently declined to impose additional regulatory burdens on certain point to point transport ("special access") services provided by cable companies, that FCC decision has been appealed by multiple parties. If those appeals are successfully, there could be additional regulatory burdens and additional costs placed on these services.

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

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended March 31, 2019 and 2018. Financing activities described below, have helped with working capital and other capital requirements. We incurred $2,981,346 and $1,037,581, respectively, in losses, and we used $369,477 and $250,097, respectively, in cash for operations for the three months ended March 31, 2019 and 2018. Cash flows from financing activities were $848,661 and $235,635 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to March 31, 2019, convertible promissory note was extended to the Company in the amount of $65,000 into convertible debt. In addition, the company secured $527,000 in the sale of future receipts.

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

We have options and warrants issued and outstanding, convertible promissory notes and preferred stock that is convertible into common stock. A conversion of such equity and debt instruments could have a dilutive effect to existing shareholders.

As of March 31, 2019, we had options outstanding to purchase 3,093,120 shares of common stock of the Company.

As of March 31, 2019, we had convertible promissory notes outstanding that were convertible into 9,475,367 common shares.

In addition, the Series A and B preferred stocks outstanding are convertible into common shares of 128,056,693 and 2,588,693, respectively as of March 31, 2019.

The exercise of the options, convertible promissory notes and Series A and B Series Preferred Stock into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders.

As of March 31, 2019, the following warrants were outstanding:

As part of the Auctus Convertible Promissory Note issuance, the Company issued to, Auctus 2,000,000 warrants to purchase 2,000,000 common shares of the Company at 70% of the current market price. Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice. However, if a required registration statement, registering the underlying shares of the Auctus Convertible Promissory Note, is declared effective on or before June 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPT GLOBAL TECH, INC.
(Registrant)

Dated: May 20, 2019	By:	/s/ Stephen J. Thomas, III
Stephen J. Thomas, III
(Chief Executive Officer, Principal Executive
Officer)

Dated: May 20, 2019	By:	/s/ Gary L. Cook
Gary L. Cook
(Chief Financial Officer, Principal Accounting
Officer)

