Form 10-K/A
period 2018-12-31
TPT GLOBAL TECH, INC.
filed 2019-06-20
CIK 1661039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
  (Amendment No.1)

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

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of Class)

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
☒ Yes   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–K/A to TPT Global Tech, Inc.'s annual report of Form 10–K for the period ended December 31, 2018, filed with the Securities and Exchange Commission on April 11, 2019 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–K. This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K.

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
101
The following materials from TPT Global Tech, Inc. Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2018 and 2017, (ii) Statements of Operations for the years ended December 31, 2018 and 2017, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017, (iv) Statements of Cash Flows for the years ended December 31, 2018 and 2017 and (v) Notes to the Financial Statements.*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

TPT GLOBAL TECH, INC.

/s/ Stephen J. Thomas, III	June 20, 2019
Stephen J. Thomas, III
(Chief Executive Officer/Principal Executive Officer)

/s/ Gary L. Cook	June 20, 2019
Gary L. Cook
(Chief Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen J. Thomas, III	June 20, 2019
Stephen J. Thomas, III, Director

/s/ Richard Eberhardt	June 20, 2019
Richard Eberhardt, Director

/s/ Arkady Shkolnik	June 20, 2019
Arkady Shkolnik, Director

/s/ Reginald Thomas	June 20, 2019
Reginald Thomas, Director