Form 10-Q
period 2019-06-30
TPT GLOBAL TECH, INC.
filed 2019-08-19
CIK 1661039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
______________________________________

(Former Address and phone of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
---	---	---

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 19, 2019, there were 136,953,904 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

  TPT Global Tech, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2019	2018
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$101,475	$31,786
Accounts receivable, net	238,751	48,922
Prepaid expenses and other current assets	232,481	36,111
Total current assets	$ 572,707	$116,819
NON-CURRENT ASSETS
Property and equipment, net	$4,786,235	$3,046,942
Right of use assets	5,240,311	—
Intangible assets, net	6,652,320	6,671,582
Goodwill	987,361	924,361
Deposits and other assets	81,009	62,013
Total non-current assets	$17,747,236	$10,704,898

TOTAL ASSETS	$ 18,319,943	$10,821,717

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,898,483	$4,993,970
Deferred revenue	209,316	6,450
Customer deposits	338,725	338,725
Business loans, advances and agreements	1,675,566	716,936
Current portion of convertible notes payable, net of discount	341,094	10,000
Notes payable - related parties, net of discount	9,462,347	9,137,982
Current portion of convertible notes payable – related parties, net of discounts	172,881	202,688
Derivative liabilities	5,340,322	—
Current portion of operating lease liabilities	1,800,331	—
Financing lease liabilities	139,925	138,774
Financing lease liabilities – related party	612,526	598,490
Total current liabilities	$ 25,991,516	$16,144,015

NON-CURRENT LIABILITIES
Convertible note payable, net of current portion and discounts	$—	$5,000
Convertible notes payable – related parties, net of current portion and discounts	740,500	599,200
Long term portion of operating lease liabilities	3,580,849	—
Total non-current liabilities	4,321,349	604,200
Total liabilities	$ 30,312,865	$16,748,215

Commitments and contingencies – See Note 8	—	—

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, $.001 PAR VALUE 100,000,000 SHARES AUTHORIZED:
Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	$1,000	$1,000
Convertible Preferred Series B, 3,000,000 designated - 2,588,693 shares issued and outstanding as of June 30, 2019 and December 31, 2018	2,589	2,589
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $.001 par value, 1,000,000,000 shares authorized, 136,953,904 shares issued and outstanding as of June 30, 2019 and December 31, 2018	136,954	136,954
Subscriptions payable	371,132	168,006
Additional paid-in capital	12,681,369	12,567,881
Accumulated deficit	(25,185,966)	(18,802,928)
Total stockholders' deficit	(11,992,922)	(5,926,498)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 18,319,943	$10,821,717

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

REVENUES:
Products	$15,086	$36,780	$33,769	$78,430
Services	2,413,369	152,231	2,556,162	360,799
Total Revenues	$2,428,455	$189,011	$2,589,931	$439,229

COST OF SALES:
Products	$15,100	$39,895	$35,600	$82,395
Services	1,472,848	216,269	1,714,716	438,064
Total Costs of Sales	$1,487,948	$256,164	$1,750,316	$520,459
Gross profit (loss)	$940,507	$(67,153)	$839,615	$(81,230)
EXPENSES:
Sales and marketing	$44,317	$21,012	$44,317	$39,898
Professional	275,190	333,271	996,453	678,679
Payroll and related	367,018	178,017	564,559	370,756
General and administrative	602,979	127,148	616,267	319,736
Depreciation	128,000	43,873	199,707	87,746
Amortization	354,129	169,600	560,131	369,200
Total expenses	$1,771,632	$872,921	$2,981,433	$1,866,015

OTHER INCOME (EXPENSE)
Derivative expense	(2,068,906)	—	(3,609,322)	—
Interest expense	(501,661)	(48,131)	(631,898)	(78,541)
Total other income (expenses)	$(2,570,567)	$(48,131)	$(4,241,220)	$(78,541)

Net loss before income taxes	(3,401,692)	(988,205)	(6,383,038)	(2,025,786)
Income taxes	—	—	—	—

NET LOSS	$(3,401,692)	$(988,205)	$(6,383,038)	$(2,025,786)

Loss per common share: Basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	136,953,904	136,953,904	136,953,904	136,953,904

See accompanying notes to condensed consolidated financial statements

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2019 and 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions Payable	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	(Receivable)	Capital	Deficit	Total
Balance as of April 1, 2018	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$401,541	$10,355,666	$(14,463,020)	$(3,565,270)

Issuance of stock and stock options for services	—	—	—	—	—	—	92,790	69,330	—	162,121

Cash received for common stock to be contributed by officer	—	—	—	—	—	—	245,500	—	—	245,500

Conversion of debt							2,000			2,000
Net loss	—	—	—	—	—	—	—	—	$(988,205)	$(988,205)
Balance as of June 30, 2018	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$741,832	$10,424,996	$(15,451,225)	$(4,143,854)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions Payable	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	(Receivable)	Capital	Deficit	Total
Balance as of December 31, 2017	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$(4,765)	$10,371,442	$(13,425,439)	$(2,918,219)

Issuance of stock and stock options for services	—	—	—	—	—	—	347,097	83,554	—	430,651

Cash received for common stock to be contributed by officer	—	—	—	—	—	—	367,500	—	—	367,500

Conversion of debt							2,000			2,000
Net loss	—	—	—	—	—	—	—	—	$(2,025,786)	$(2,025,786)
Balance as of June 30, 2018	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$741,832	$10,424,996	$(15,451,225)	$(4,143,854)

See accompanying notes to condensed consolidated financial statements

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT- CONTINUED
For the three and six months ended June 30, 2019 and 2018

Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions Payable	Additional Paid-in	Accumulated
Shares	Amount	Shares	Amount	Shares	Amount	(Receivable)	Capital	Deficit	Total
Balance as of April 1, 2019	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$269,569	$12,640,597	$(21,784,274)	$(8,733,565)

Issuance of stock and stock options for services	—	—	—	—	—	—	101,563	40,772	—	142,335

Net Loss	—	—	—	—	—	—	—	—	$(3,401,692)	$(3,401,692)

Balance as of June 30, 2019	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$371,132	$12,681,369	$(25,185,966)	$(11,992,922)

Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions Payable	Additional Paid-in	Accumulated
Shares	Amount	Shares	Amount	Shares	Amount	(Receivable)	Capital	Deficit	Total
Balance as of December 31, 2018	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$168,006	$12,567,881	$(18,802,928)	$(5,926,498)

Issuance of stock and stock options for services	—	—	—	—	—	—	203,126	113,488	—	316,614

Net Loss	—	—	—	—	—	—	—	—	$(6,383,038)	$(6,383,038)

Balance as of June 30, 2019	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$371,132	$12,681,369	$(25,185,966)	$(11,992,922)

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,383,038)	$(2,025,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	199,707	87,746
Amortization	560,131	369,200
Amortization of debt discount	539,796	—
Derivative expense	3,609,322	—
Share-based compensation: Common stock	203,126	347,097
Stock options	113,488	83,554
Changes in operating assets and liabilities:
Accounts receivable	(189,829)	(1,278)
Prepaid expenses and other assets	44,646	(30,658)
Accounts payable and accrued expenses	275,765	542,873
Other liabilities	(55,322)	(7,924)
Net cash used in operating activities	$(1,082,208)	$(635,176)

Cash flows from investing activities:
Cash paid for acquisition of assets of SpeedConnect	$ (1,000,000)	$ —
Net cash provided (used in) by investing activities	$ (1,000,000)	$ —

Cash flows from financing activities:
Proceeds from stock subscriptions	—	367,500
Proceeds from convertible notes and notes payable – related parties	456,390	300,000
Proceeds from convertible notes and business advance	2,659,181	10,000
Payment on business loans	(913,978)	—
Payments on convertible notes – related parties	(39,807)	(44,894)
Payments on financing lease liabilities	(9,889)
Net cash provided by financing activities	$2,151,897	$632,916

Net change in cash	$69,689	$(2,260)
Cash and cash equivalents - beginning of period	$31,786	$36,380

Cash and cash equivalents - end of period	$101,475	$34,120

See accompanying notes to condensed consolidated financial statements

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS - CONTINUED

Supplemental Cash Flow Information:

Cash paid for:

	2019	2018
Interest	$9,857	$—
Taxes	$—	$—

Non-Cash Investing and Financing Activities:

	2019	2018
Discount on derivative financial instruments	$2,011,600	$—
Stock subscription payable issued for conversion of debt	$—	$2,000
Acquisition of the assets of SpeedConnect	$2,662,013	$—
Right of use assets	$ 5,381,180	—
Operating lease liabilities	$ 5,381,180	—

See accompanying notes to condensed consolidated financial statements

TPT Global Tech, Inc.
NOTES TO
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

The following acquisitions have resulted in entities which have been consolidated into TPTG. In 2014 the Company acquired all the assets of K Telecom and Wireless LLC (“K Telecom”) and Global Telecom International LLC (“Global Telecom”). Effective January 31, 2015, TPTG completed its acquisition of 100% of the outstanding stock of Copperhead Digital Holdings, Inc. (“Copperhead Digital”) and Subsidiaries, TruCom, LLC (“TruCom”), Nevada Utilities, Inc. (“Nevada Utilities”) and CityNet Arizona, LLC (“CityNet”). Effective September 30, 2016, the company acquired 100% ownership in San Diego Media Inc. (“SDM”). In October 2017, we entered into agreements to acquire Blue Collar, Inc. (“Blue Collar”) which closed as of September 1, 2018. On May 7, 2019 we completed the acquisition of a majority of the assets of SpeedConnect, LLC, which assets were conveyed into our wholly owned subsidiary TPT SpeedConnect, LLC (“TPT SC” or “TPT SpeedConnect”) which was formed on April 16, 2019.

We are based in San Diego, California, and operate as a Media Content Hub for Domestic and International syndication Technology/Telecommunications company operating on our own proprietary Global Digital Media TV and Telecommunications infrastructure platform and also provide technology solutions to businesses domestically and worldwide. We are a rural Broadband Wireless Access (BWA) provider, Software as a Service (SaaS), Technology Platform as a Service (PAAS), Cloud-based Unified Communication as a Service (UCaaS) and carrier-grade performance and support for businesses over our private IP MPLS fiber and wireless network in the United States. Our cloud-based UCaaS services allow businesses of any size to enjoy all the latest voice, data, media and collaboration features in today's global technology markets. We also operate as a Master Distributor for Nationwide Mobile Virtual network Operators (MVNO) and Independent Sales Organization (ISO) as a Master Distributor for Pre-Paid Cellphone services, Mobile phones, Cellphone Accessories and Global Roaming Cellphones. In addition, we create media marketing materials and content.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2018. The condensed consolidated balance sheet at June 30, 2019, has been derived from the consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Our condensed consolidated financial statements include the accounts of K Telecom and Global Telecom, Copperhead Digital, SDM, Port 2 Port, Blue Collar and TPT SpeedConnect. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s revenue generation for the last two years came from the following sources, which sources are explained in detail below.

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
TPT SpeedConnect	$1,946,820
Copperhead Digital	128,130	$224,454
K Telecom	33,769	78,430
San Diego Media	17,165	114,257
Blue Collar	464,047	—
P2P	—	22,088
Total Revenue	$2,589,931	$439,229

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural BWA provider operating in 10 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

Revenue for installation services and equipment is billed separately from recurring ISP and telecom services, and is recognized when equipment is delivered and installation is completed. Revenue from ISP and telecom services is recognized monthly over the contractual period, or as services are rendered and accepted by the customer.

The overwhelming majority of our revenue continues to be recognized when transactions occur. Since installation fees are generally small relative to the size of the overall contract and because most contracts are for two years or less, the impact of not recognizing installation fees over the contract is immaterial.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share””. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of thee income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2019, the Company had shares that were potentially common stock equivalents as follows:

2019
Series A Preferred Stock	128,056,506
Series B Preferred Stock	2,588,693
Stock Options and Warrants	6,426,453
Convertible Debt	63,048,113
200,119,764

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at June 30, 2019 and December 31, 2018 consisted of cash equivalents, accounts receivable, accounts payable, notes payable and derivative liabilities. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of June 30, 2019 are the following:

Derivative Instrument	Fair Value
Fair value of Geneva Roth Convertible Promissory Notes	$302,523
Fair value of Auctus Convertible Promissory Note	$3,205,913
Fair value of Odyssey Capital Convertible Promissory Note	$764,458
Fair value of EMA Financial Convertible Promissory Note	$651,837
Fair value of JSJ Investment Convertible Promissory Note	$215,611
Fair value of Warrants issued with the derivative instruments	$109,980

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. We adopted Topic 842 using the effective date, January 2019, as the date of our initial application of the standard. Consequently, financial information for the comparative periods has not been updated. Our finance and operating lease commitments are subject to the new standard and we recognize as finance and operating lease liabilities and right-of-use assets. The effect on our condensed consolidated financial statements has not been material until we acquired the assets of SpeedConnect, which effect has been recorded during the period ended June 30, 2019 and is reflected in the condensed consolidated financial statements as of June 30, 2019.

Management has reviewed other recently issued accounting pronouncements and have determined there are not any that would have a material impact on the condensed consolidated financial statements.

NOTE 2 – ACQUISITIONS

TPT SpeedConnect, LLC Asset Acquisition

SpeedConnect Asset Acquisition

Effective April 2, 2019, the Company entered into an Asset Purchase Agreement with SpeedConnect, LLC (“SpeedConnect”) to acquire substantially all of the assets of SpeedConnect. On May 7, 2019, the Company closed the transaction underlying the Asset Purchase Agreement with SpeedConnect to acquire substantially all of the assets of SpeedConnect for $2 million and the assumption of certain liabilities. The Asset Purchase Agreement required a deposit of $500,000 made in April and an additional $500,000 payment to close. The additional $500,000 was paid and all other conditions were met to effectuate the sale of substantially all of the assets of SpeedConnect to the Company. As part of the closing, the Company entered into a Promissory Note to pay SpeedConnect $1,000,000 in two equal installments of $500,000 plus applicable interest at 10% per annum with the first installment payable within 30 days of closing and the second installment payable within 60 days of closing (but no later than July 6, 2019). The Company paid off the Promissory Note by June 11, 2019 and by amendment dated May 7, 2019, SpeedConnect forgave $250,000 of the Promissory Note. The Company is required to have SpeedConnect’s financial information audited for the last two years.

The Company applied the acquisition method of accounting to the business combination and has valued each of the assets acquired and liabilities on a provisional basis primarily because the valuation of the assets acquired has not yet been finalized, although we do not believe there will be a material adjustment. Accordingly, the assets and liabilities were deemed to be recorded at fair value on a provisional basis as of the acquisition date of May 7, 2019.

Purchase Price Allocation:

TPT Global Tech
Effective	5-7-19

Purchaser	TPT Global Tech

Provisional Consideration Given:
Liabilities:
Cash paid	1,000,000
Promissory Note	750,000
Deferred revenue	258,188
Accounts and other payables	653,824
Total Consideration Value	$2,662,013

Provisional Assets Acquired:

Assets
Customer base	$ 400,000
Current assets:
Prepaid and other receivables	246,823
Deposits	13,190
Property and equipment	1,939,000
Total Assets Acquired	$2,599,013
Goodwill – provisional	$63,000

Had the acquisition occurred on January 1, 2018, condensed proforma statement of operations for the six months ended June 30, 2019 and 2018 would be as follows:

	2019	2018
Revenue	$7,352.758	$9,101,507
Cost of Sales	4,754,166	5,171,840
Gross Profit	$2,598,592	$3,929,667
Expenses	4.514,097	(4,423,743)
Interest Expense and Impairment	4,241,220	(78,541)
Income Taxes	—	—
Net Loss	$6,156,725	$(572,617)

Included in the consolidated statement of operations for the six months ended June 30, 2019 are the results of operations for TPT SpeedConnect for the period from May 8, 2019 to June 30, 2019 which are the following:

2019
Revenue	$1,946,820
Cost of Sales	1,227,988
Gross Profit	$718,832
Expenses	(532,107)
Interest Expense	—
Income taxes	—
Net Income	$186,725

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Cash flows generated from operating activities were not enough to support all working capital requirements for the six months ended June 30, 2019 and 2018. Financing activities described below have helped with working capital and other capital requirements. We incurred $6,383,038 and $2,025,786, respectively, in losses, and we used $1,082,208 and $635,176, respectively, in cash for operations for the six months ended June 30, 2019 and 2018. Cash flows from financing activities were $2,151,897 and $632,916 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We acquired the assets of SpeedConnect on May 7, 2019 for $1,000,000 and a note payable for $750,000. These assets were conveyed into a wholly owned subsidiary, TPT SpeedConnect. Although TPT SpeedConnect is currently generating cash flows, there is expected to be significant capital required in the near term to upgrade the current network to 5G standards.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of June 30, 2019 and December 31, 2018 are as follows:

	2019	2018
Property and equipment:
Telecommunications fiber and equipment	$5,213,045	3,274,045
Film production equipment	369,903	369,903
Office furniture and equipment	82,014	82,104
Leasehold improvements	18,679	18,679
	5,683,641	3,744,641
Accumulated depreciation	(897,406)	(697,699)
Property and equipment, net	$4,786,235	3,046,942

Depreciation expense was $199,707 and $87,746 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of June 30, 2019 and December 31, 2018 are as follows:

	2019	2018
Business loans and advances, net of discounts (1)	$1,574,322	615,692
Convertible notes payable, net of discounts (2)	341,094	15,000
Factoring agreement (3)	101,244	101,244
Debt – third party	$2,016,660	731,936

Line of credit, related party secured by assets (4)	$3,043,390	3,043,390
Debt– other related party, net of discounts (5)	5,950,000	5,912,898
Convertible debt – related party (2)	913,381	801,888
Shareholder debt (6)	468,957	181,694
Debt – related party	$10,375,728	9,939,870

Total financing arrangements	$12,392,388	10,671,806

Less current liabilities:
Business loans, advances and agreements	$(1,675,566)	(716,936)
Convertible notes payable, net of discount	(341,094)	(10,000)
Notes payable – related parties, net of discount	(9,462,347)	(9,137,982)
Convertible notes payable – related party	(172,881)	(202,688)
	(11,651,888)	(10,067,606)
Total non-current liabilities	$740,500	604,200

(1)
The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month Libor plus 2%, 4.4% as of June 30, 2019, and is secured by assets of the Company, is due August 31, 2019, as amended, and included 8,000 stock options as part of the terms (see Note 7).

$500,500 is a line of credit that Blue Collar has with a bank, bears interest at Prime plus 1.125%, 6.755% as of June 30, 2019, and is due March 25, 2021.

$500,000 is a bank loan dated May 28, 2019 which bears interest at Prime plus 6%, 11.5% as of June 30, 2019, is interest only for the first year, thereafter payable monthly of principal and interest until the due date of May 1, 2022. The bank loan is collateralized by assets of the Company.

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

During 2016, the Company acquired SDM which consideration included a convertible promissory note for $250,000 due August 31, 2018, as amended, does not bear interest, unless delinquent in which the interest is 12% per annum, and is convertible into common stock at $1.00 per share. The SDM balance is $172,881 as of June 30, 2019.

During 2018, the Company issued convertible promissory notes in the amount of $537,200 to related parties and $10,000 to a non-related party which bear interest at 6% (11% default interest rate), are due 30 months from issuance and are convertible into Series C Preferred Stock at $1.00 per share. During 2019, the Company issued these same securities with the same terms in the amount of $141,300 to related parties. Because the Series C Preferred Stock has a conversion price of $0.15 per share, the issuance of Series C Preferred Stock promissory notes will cause a beneficial conversion feature of approximately $38,479 upon exercise of the convertible promissory notes.

During 2019, the Company consummated Securities Purchase Agreements dated March 15, 2019, April 12, 2019, May 15, 2019 and June 6, 2019 with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) for the purchase of convertible promissory notes in the amounts of $68,000, $65,000, $58,000 and $53,000 (“Geneva Roth Convertible Promissory Notes”). The Geneva Roth Convertible Promissory Notes are due one year from issuance, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to the maturity date or date of default to convert all or any part of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 61% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date.   The Geneva Roth Convertible Promissory Notes may be prepaid in whole or in part of the outstanding balance at 125% to 140% up to 180 days from origination.

On March 25, 2019, the Company consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 Convertible Promissory Note (“Auctus Convertible Promissory Note”). The Auctus Convertible Promissory Note is due December 18, 2019, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date or at the effective date of the registration of the underlying shares of common stock, which the holder has registration rights for, to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lessor of the lowest trading price during the previous 25 trading days prior the date of the Auctus Convertible Promissory Note or 50% multiplied by the average of the two lowest trading prices for the common stock during the previous 25 trading days prior to the applicable conversion date. The Auctus Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. 2,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7.

On June 4, 2019, the Company consummated a Securities Purchase Agreement with Odyssey Capital Funding, LLC. (“Odyssey”) for the purchase of a $525,000 Convertible Promissory Note (“Odyssey Convertible Promissory Note”). The Odyssey Convertible Promissory Note is due June 3, 2020, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning six months from the issuance date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Odyssey Convertible Promissory Note may be prepaid in full at 125% to 145% up to 180 days from origination.

On June 6, 2019, the Company consummated a Securities Purchase Agreement with JSJ Investments Inc. (“JSJ”) for the purchase of a $112,000 Convertible Promissory Note (“JSJ Convertible Promissory Note”). The JSJ Convertible Promissory Note is due June 6, 2020, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lower of the market price, as defined, or 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The JSJ Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. 333,333 warrants were issued in conjunction with the issuance of this debt. See Note 7.

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note is due June 11, 2020, pays interest at the rate of 12% per annum and gives the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. The EMA Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. 1,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7.
  The Company may be in default under several of its new derivative financial instruments for not having filed a Form S-1 with the Securities and Exchange Commission by now. It is the intent of the Company to complete its quarter Form 10-Q for the three months ended June 31, 2019 and then incorporate that filing into a Form S-1 to be filed as soon as practical.

(3)
One Factoring Agreement with full recourse, due August 31, 2019, as amended, was established in June 2016 with a company that is controlled by a shareholder and is personally guaranteed by an officer of the Company. The Factoring Agreement is such that the Company pays a discount of 2% per each 30-day period for each advance received against accounts receivable or future billings. The Company was advanced funds from the Factoring Agreement for which $101,244 in principal remained unpaid as of June 30, 2019 and December 31, 2018.

Another factoring agreement was entered into dated May 8, 2019 with Advantage Capital Funding. $500,000 was actually funded to the Company with a promise to pay $18,840 per week for 40 weeks until a total of $753,610 is paid. $656,712 remains outstanding under this factoring agreement as of June 30, 2019.

(4)
The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 4.4% as of June 30, 2019, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling 85,120 (see Note 7) and is due, as amended, August 31, 2019.

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

On September 1, 2018, the Company closed on its acquisition of Blue Collar. Part of the acquisition included a promissory note of $1,600,000 (fair value of $1,533,217, net of a discount to fair value of $66,783 which is being amortized through expense through the due date of May 1, 2019) and interest at 3% from the date of closure. $37,102 was amortized as interest expense in the six months ended June 30, 2019. The promissory note is secured by the assets of Blue Collar.

(6)
The shareholder debt represents funds given to TPTG or subsidiaries by officers and managers of the Company as working capital. There are no written terms of repayment or interest that is being accrued to these amounts and they will only be paid back, according to management, if cash flows support it. They are classified as current in the balance sheets.

During the six months ended June 30, 2019, the Company borrowed $50,000 from a related party for working capital with no written terms. This was paid back prior to June 30, 2019 with $7,000 representing interest on the funds.

NOTE 6 - Derivative Financial Instruments

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

The derivative liability as of June 30, 2019, in the amount of $5,340,322 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2019. There were no derivative financial instruments as of December 31, 2018.

Debt Derivative Liabilities
Balance, December 31, 2018	$—
Debt discount from initial derivative	1,731,000
Initial fair value of derivative liabilities	2,592,736
Change in fair value of derivative liabilities at end of period	1,016,986
Balance, June 30, 2019	$5,340,322
Derivative expense for the six months ended June 30, 2019	$3,609,322

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

As of June 30, 2019, the Company marked to market the fair value of the debt derivatives and determined a fair value of $5,340,322 ($5,230,342 from the convertible notes and $109,980 from the warrants in Note 5 (2) above. The Company recorded a loss from change in fair value of debt derivatives of $1,016,986 for the six months ended June 30, 2019. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 188.2% to 212.8%, (3) weighted average risk-free interest rate of 2.23% to 2.52% (4) expected life of 0.72 to 5.0 years, and (5) the quoted market price of $0.0531 to $0.0726 for the Company’s common stock.

See Financing lease arrangements in Note 8.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of June 30, 2019, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

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

Series B Convertible Preferred Stock

In February 2015, the Company designated 3,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock. There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2019.

The Series B Preferred Stock was designated in February 2015, has a par value of $.001, is not redeemable, is senior to any other class or series of outstanding Preferred Stock, except the Series A Preferred Stock, or Common Stock and does not bear dividends. The Series B Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and currently the Series A Preferred Stock, and of an amount equal to $2.00 per share. Holders of the Series B Preferred Stock have a right to convert all or any part of the Series B Preferred Shares and will receive and equal amount of common shares at the conversion price of $2.00 per share. The Series B Preferred Stockholders have a right to vote on any matter with holders of Common Stock and shall have a number of votes equal to that number of Common Shares on a one to one basis.

Series C Convertible Preferred Stock

In May 2018, the Company designated 3,000,000 shares of Preferred Stock as Series C Convertible Preferred Stock. There are no shares of Series C Convertible Preferred Stock outstanding as of June 30, 2019.

The Series C Preferred Stock was designated in May 2018, has a par value of $.001, is not redeemable, is senior to any other class or series of outstanding Preferred Stock, except the Series A and Series B Preferred Stock, or Common Stock and does not bear dividends. The Series C Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and currently the Series A and B Preferred Stock, and of an amount equal to $2.00 per share. Holders of the Series C Preferred Stock have a right to convert all or any part of the Series C Preferred Shares and will receive an equal amount of common shares at the conversion price of $0.15 per share. The Series C Preferred Stockholders have a right to vote on any matter with holders of Common Stock and shall have a number of votes equal to that number of Common Shares on a one to one basis.

Common Stock and Capital Contributions

As of June 30, 2019, we had authorized 1,000,000,000 shares of Common Stock, of which 136,953,904 common shares are issued and outstanding.

Common Stock Contributions Related to Acquisitions

Effective November 1 and 3, 2017, an officer of the Company contributed 9,765,000 shares of restricted Common Stock to the Company for the acquisition of Blue Collar and HRS. These shares were subsequently issued as consideration for these acquisitions in November 2017. In March 2018, the HRS acquisition was rescinded and 3,625,000 shares of common stock are being returned by the recipients. The other transaction involved 6,500,000 shares for the acquisition of Blue Collar which closed in 2018. As such, as of June 30, 2019 the 3,265,000 shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

Common Stock Issued for Expenses and Liabilities

During the year ended December 31, 2018, the Company entered into a two-year agreement for legal services. The agreement provided for 4,000,000 shares of restricted common stock to be issued. 2,000,000 to be issued for previous legal services upon execution of the agreement in March 2018 and the remaining 2,000,000 in the form of stock options to purchase common stock at $0.10 per share, of which the stock options would vest equally over 18 months. The value of the Company’s common stock upon execution of the agreement was $0.125 per share, or $250,000 which was recorded as professional expenses during 2018. See stock options and warrants discussion below for the value of the 2,000,000 stock options.

During the year ended December 31, 2018, the Company also entered into a twelve-month general consulting agreement with a third party to provide general business advisory services to be rendered through June 30, 2019 for 1,000,000 restricted shares of common stock and 1,000,000 options to purchase restricted common shares at $0.10 per share for 36 months from the time of grant. The fair value of the common shares granted was based on the Company’s stock price of $0.155 per share, or $155,000 of which $34,444 was expensed during the six months ended June 30, 2019 for the portion of service term completed during this period.

For these two agreements, the underlying stock for the stock options are intended to come from the contribution of stock by an officer of the Company. During the six months ended June 30, 2019, the Company recorded $203,126 as stock-based compensation related to these agreements.

Common Stock Payable Issued for Expenses and Liabilities

As of June 30, 2019, 16,667 of common shares were subscribed to in 2018 for a note payable of $2,000.

In 2018, a majority of the outstanding voting shares of the Company voted through a consent resolution to support a consent resolution of the Board of Directors of the Company to add two new directors to the Board. As such, Arkady Shkolnik and Reginald Thomas (family member of CEO) were added as members of the Board of Directors. The total members of the Board of Directors after this addition is four. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive $25,000 per quarter and 5,000,000 shares of restricted common stock valued at approximately $692,500 vesting quarterly over twenty-four months. The quarterly cash payments of $25,000 will be paid in unrestricted common shares if the Company has not been funded adequately to make such payments. Mr. Thomas is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded. As of June 30, 2019, $72,500 and $20,000 has been accrued in the balance sheet for Mr. Shkolnik and Mr. Thomas, respectively.

Stock Options

	Options Outstanding	Vested	Vesting Period	Exercise Price Outstanding and Exercisable	Expiration Date
December 31, 2017	93,120	93,120	100% at issue	$0.05 to $0.22	12-31-19
Granted	3,000,000	—	12 to 18 months	$0.10	2-28-20 to 3-20-21
December 31, 2018	3,093,120	1,954,230		$0.05 to $0.22	12-31-19 to 3-20-21
Granted	—
June 30, 2018	3,093,120	2,176,453		$0.05 to $0.22	12-31-19 to 3-20-21

Stock options to purchase approximately 3,093,120 shares of common stock of the Company are outstanding as of June 30, 2019 related to debt issuances (see Note 5) at prices ranging from $0.05 to $0.22 per share.

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

During the six months ended June 30, 2019, the Company recorded $113,488 as stock-based compensation related to the stock options and the related service period for which services have been rendered. For future periods, the remaining value of the stock options totaling approximately $27,181 will be amortized into the statement of operations consistent with the period for which the services will be rendered, which is two years for the legal agreement and one year for the general consulting agreement.

Common Stock Reservations

The Company has reserved 1,000,000 shares of Common Stock of the Company for the purpose of raising funds to be used to pay off debt described in Note 5.

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employee and consultants as consideration for services rendered and that will be rendered to the Company.

Warrants

As part of the Convertible Promissory Notes issuance in Note 5, the Company issued 3,333,333 warrants to purchase 3,333,333 common shares of the Company at 70% of the current market price. Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice. However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

The warrants issued were considered derivative liabilities valued at $109,980 of the total $5,450,963 derivative liabilities as of June 30, 2019. See Note 5.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses as of June 30, 2019 and December 31, 2018:

	2019	2018
Accounts payable:
Related parties (1)	$954,284	$741,577
General operating	3,096,771	3,036,601
Credit card balances	257,109	246,949
Accrued interest on debt	462,698	306,319
Accrued expenses	495,765	33,062
Taxes and fees payable	631,857	629,462
Total	$5,898,482	$4,993,970

(1)	Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.

Lease Arrangements

We have various non-cancelable lease agreements for certain of our tower locations with original lease periods expiring between 2019 and 2044. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Certain of the arrangements contain escalating rent payment provisions. Our Michigan main office lease and our two other equipment leases that are in default and leases with an initial term of twelve months have not been recorded on the condensed consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

Lease Cost – Actual lease cost for the six months ended June 30, 2019 was $450,626.

Summary of future payments	$6,436,103
Discount	(1,054,923)
Net Present Value	$5,381,180

Lease Term and Discount Rate - The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

Weighted average lease term	6 years
Discount Rate	12%

Maturity of Lease Liabilities - The present value of our tower operating lease liabilities as of June 30, 2019 were as follows:

	2019	2020	2021	2022	2023	Thereafter

Tower Leases	$1,913,493	$1,466,659	$975,744	$630,800	$252,960	$141,525

Lease obligations not included in the above calculations are as follows as of June 30, 2019:

Obligation	2019	In Default	Accrued Interest	Total
Telecom Equipment Finance (1)	$449,103	—	156,405	$605,508
Telecommunications Equipment (2)	—	101,347	33,624	134,971
Production Equipment Lease (3)	2,919	—	—	2,919
Total	$452,022	101,347	190,029	$743,398

(1) The Telecom Equipment Lease is with an entity owned and controlled by shareholders of the Company and is due August 31, 2019, as amended.

(2) The Telecommunications Equipment Lease requires payments of $3,702 per month and is in default. See discussion below in Other Commitments and Contingencies. In December 2017, the Company learned that the telecommunications equipment lease identified herein for $101,348 was included in a default judgement in a non-jurisdictional state of Pennsylvania for $169,474 from a lawsuit by the lessor. Management is working with the lessor to settle this matter including a proposal for the equipment to be returned to the lessor and then a negotiated amount for any deficiency between the value given for the retired equipment and the $101,348. When concluded, management does not believe the results will be significantly different than the liability of $101,348 and accrued fees and interest of $38,110 recorded.

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

As of June 30, 2019, the Company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of amounts owed. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of June 30, 2019 and does not believe the outcome of the dispute will have a material effect on the financial position of the Company.

NOTE 9 – RELATED PARTY ACTIVITY

The Company entered into a lease for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The Company has paid $15,500 and $13,642 in rent and utility payments for this space for the six months ended June 30, 2019 and 2018, respectively.

There are shares issuances and capital contributions from an officer of the Company. See Note 7. Also, there are debt and lease balances outstanding due to shareholders and other related parties of the Company of $954,693 and $741,577, respectively, as of June 30, 2019 and December 31, 2018 related to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Notes 7 and 8.

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

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are comprised of the following:

June 30, 2019

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$2,347,200	(1,413,089)	934,111	3-10
Developed Technology	$6,105,600	(1,398,272)	4,707,328	9
Film Library	$957,000	(68,800)	888,200	11
Trademarks and Tradenames	$132,000	(9,319)	122,681	12
	$9,541,800	(2,889,480)	6,652,320

Goodwill	$987,361	—	987,361	—

Amortization expense was $419,262 and $369,200 for the six months ended June 30, 2019 and 2018, respectively.

December 31, 2018

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$1,947,200	(1,374,933)	572,267	3-10
Developed Technology	$6,105,600	(1,059,070)	5,046,530	9
Film Library	$957,000	(32,700)	924,300	11
Trademarks and Tradenames	$132,000	(3,515)	128,485	12
	$9,141,800	(2,470,218)	6,671,582

Goodwill	$924,361	—	924,361	—

Remaining amortization of the intangible assets as of June 30, 2019 is as follows:

	2019	2020	2021	2022	2023	Beyond
Customer Base	$47,557	$103,455	$103,455	$103,455	$103,455	$472,734
Developed Technology	339,202	678,404	678,404	678,404	678,404	1,654,510
Film Library	50,900	87,000	87,000	87,000	87,000	489,300
Trademarks and Tradenames	5,196	11,000	11,000	11,000	11,000	73,485
Total	$442,855	$879,859	$879,859	$879,859	$879,859	$2,652,320

NOTE 11 – SUBSEQUENT EVENTS

There were no significant subsequent events.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2019, we had an accumulated deficit totaling $25,045,097. This raises substantial doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

During the three months ended June 30, 2019, we recognized total revenues of $2,428,455 compared to the prior period of $189,011. The increase is attributed to the acquisition of the assets of SpeedConnect on May 7, 2019 and Blue Collar September 1, 2018.

Gross profit (loss) for the three months ended June 30, 2019 was $940,507 compared to $(67,153) for the prior period. The increase of $1,007,660 is largely attributable to the acquisition of the assets of SpeedConnect and Blue Collar.

During the three months ended June 30, 2019, we recognized $1,771,632 in operating expenses compared to $872,921 for the prior period. The increase of $898,711 was in large part attributable to the acquisition of the assets of SpeedConnect and Blue Collar.

Derivative expense of $2,068,906 results from the accounting for derivative financial instruments during the three months ended June 30, 2019.

Interest expense increased for the three months ended June 30, 2019 compared to the prior period by $453,530. Increases from higher interest rates and increased debt, including very debt classified as derivative financial instruments was the primary reason for the increase.

During the three months ended June 30, 2019, we recognized a net loss of $3,401,692 compared to $988,205 for the prior period. The increase in the loss of $2,413,487 was primarily a result of the derivative expense of $2,068,906 and interest expense of $501,661 recorded from the accounting and valuation of debt classified as derivative financial instruments entered into.

For the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

During the six months ended June 30, 2019, we recognized total revenues of $2,589,931 compared to the prior period of $439,229. The increase is attributed to the acquisition of the assets of SpeedConnect on May 7, 2019 and Blue Collar September 1, 2018.

Gross profit (loss) for the six months ended June 30, 2019 was $839,615 compared to $(81,230) for the prior period. The increase of $920,845 is largely attributable to the acquisition of the assets of SpeedConnect and Blue Collar.

During the six months ended June 30, 2019, we recognized $2,981,433 in operating expenses compared to $1,866,015 for the prior period. The increase of $1,115,418 was in large part attributable to the acquisition of the assets of SpeedConnect and Blue Collar.

Derivative expense of $3,609,322 results from the accounting for derivative financial instruments during the six months ended June 30, 2019.

Interest expense increased for the six months ended June 30, 2019 compared to the prior period by $553,357. Increases from higher interest rates and increased debt, including very debt classified as derivative financial instruments was the primary reason for the increase.

During the six months ended June 30, 2019, we recognized a net loss of $6,383,038 compared to $2,025,786 for the prior period. The increase in the loss of $4,357,252 was primarily a result of the derivative expense of $3,609,322 and interest expense of $631,898 recorded from the accounting and valuation of debt classified as derivative financial instruments entered into.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operating activities were not enough to support all working capital requirements for the six months ended June 30, 2019 and 2018. Financing activities described below have helped with working capital and other capital requirements. We incurred $6,383,038 and $2,025,786, respectively, in losses, and we used $1,082,208 and $635,176, respectively, in cash for operations for the six months ended June 30, 2019 and 2018. Cash flows from financing activities were $2,151,897 and $632,916 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We acquired the assets of SpeedConnect on May 7, 2019 for $1,000,000 and a note payable for $750,000. These assets were conveyed into a wholly owned subsidiary, TPT SpeedConnect. Although TPT SpeedConnect is currently generating cash flows, there is expected to be significant capital required in the near term to upgrade the current network to 5G standards.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The market for broadband and VoIP services is highly competitive, and we compete with several other companies within a single market:

●	cable operators offering high-speed Internet connectivity services and voice communications;
●	incumbent and competitive local exchange carriers providing DSL services over their existing wide, metropolitan and local area networks;
●
3G cellular, PCS and other wireless providers offering wireless broadband services and capabilities, including developments in existing cellular and PCS technology that may increase network speeds or have other advantages over our services;

●	internet service providers offering dial-up Internet connectivity;
●	municipalities and other entities operating free or subsidized WiFi networks;
●	providers of VoIP telephony services;
●	wireless Internet service providers using licensed or unlicensed spectrum;
●	satellite and fixed wireless service providers offering or developing broadband Internet connectivity and VoIP telephony;
●	electric utilities and other providers offering or planning to offer broadband Internet connectivity over power lines; and
●	resellers providing wireless Internet service by “piggy-backing” on DSL or WiFi networks operated by others.

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

We have evaluated, and expect to continue to evaluate, potential strategic transactions, including larger acquisitions. The process of acquiring and integrating a company, business or technology is risky, may require a disproportionate amount of our management or financial resources and may create unforeseen operating difficulties or expenditures, including:

●	difficulties in integrating acquired technologies and operations into our business while maintaining uniform standards, controls, policies and procedures;
●
increasing cost and complexity of assuring the implementation and maintenance of adequate internal control and disclosure controls and procedures, and of obtaining the reports and attestations that are required of a company filing reports under the Securities Exchange Act;

●
difficulties in consolidating and preparing our financial statements due to poor accounting records, weak financial controls and, in some cases, procedures at acquired entities based on accounting principles not generally accepted in the United States, particularly those entities in which we lack control; and

●	the inability to predict or anticipate market developments and capital commitments relating to the acquired company, business or technology.

Acquisitions of and joint ventures with companies organized outside the United States often involve additional risks, including:

●	difficulties, as a result of distance, language or culture differences, in developing, staffing and managing foreign operations;
●	lack of control over our joint ventures and other business relationships;
●	currency exchange rate fluctuations;
●	longer payment cycles;
●	credit risk and higher levels of payment fraud;
●	foreign exchange controls that might limit our control over, or prevent us from repatriating, cash generated outside the United States;
●	potentially adverse tax consequences;
●	expropriation or nationalization of assets;
●	differences in regulatory requirements that may make it difficult to offer all of our services;
●	unexpected changes in regulatory requirements;
●	trade barriers and import and export restrictions; and
●	political or social unrest and economic instability.

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

Our indebtedness could have important consequences to the holders of our common stock, such as:

●	we may not be able to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions on terms acceptable to us or at all;
●	we may be unable to refinance our indebtedness on terms acceptable to us or at all;
●	if substantial indebtedness continues it could make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures; and
●	cash flows from operations are currently negative and may continue to be so, and our remaining cash, if any, may be insufficient to operate our business.
●	paying dividends to our stockholders;
●	incurring, or cause certain of our subsidiaries to incur, additional indebtedness;
●	permitting liens on or conduct sales of any assets pledged as collateral;
●	selling all or substantially all of our assets or consolidate or merge with or into other companies;
●	repaying existing indebtedness; and
●	engaging in transactions with affiliates.

As of June 30, 2019, the total debt or financing arrangements was $12,392,388, of which $52,562 or less than 1% of total current liabilities is past due. As of June 30, 2019, financing lease arrangements are in the amount of $553,369, of which 101,815 is in default. Our inability to renegotiate our indebtedness may cause lien holders to obtain possession of a good portion of our assets which would significantly alter our ability to generate revenues and obtain any additional financing.

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

Using licensed spectrum, whether owned or leased, poses additional risks to us, including:

●	inability to satisfy build-out or service deployment requirements upon which our spectrum licenses or leases are, or may be, conditioned;
●	increases in spectrum acquisition costs;
●	adverse changes to regulations governing our spectrum rights;
●	the risk that spectrum we have acquired or leased will not be commercially usable or free of harmful interference from licensed or unlicensed operators in our or adjacent bands;
●
with respect to spectrum we will lease in the United States, contractual disputes with or the bankruptcy or other reorganization of the license holders, which could adversely affect our control over the spectrum subject to such license;

●	failure of the FCC or other regulators to renew our spectrum licenses as they expire; and
●	invalidation of our authorization to use all or a significant portion of our spectrum, resulting in, among other things, impairment charges related to assets recorded for such spectrum.

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

The broadband services industry is characterized by rapid technological change, competitive pricing, frequent new service introductions and evolving industry standards and regulatory requirements. We believe that our success depends on our ability to anticipate and adapt to these challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with our reliance on technological development, such as:

●	competition from service providers using more traditional and commercially proven means to deliver similar or alternative services;
●	competition from new service providers using more efficient, less expensive technologies, including products not yet invented or developed;
●	uncertain consumer acceptance;
●	realizing economies of scale;
●	responding successfully to advances in competing technologies in a timely and cost-effective manner;
●	migration toward standards-based technology, requiring substantial capital expenditures; and
●	existing, proposed or undeveloped technologies that may render our wireless broadband and VoIP telephony services less profitable or obsolete.

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

Our future success and our ability to increase net revenue and earnings depend, in part, on our ability to develop and market new additional services and/or new generations of our current services offerings and market our existing services offerings to a broad number of customers. However, we may not be able to, among other things:

●	successfully develop or market new services or product offerings or enhance existing services offerings;
●	educate third-party sales organizations adequately for them to promote and sell our services offerings;
●	develop, market and distribute existing and future services offerings in a cost-effective manner; or
●	operate the facilities needed to provide our services offerings.

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

Our business has grown significantly as a result of acquisitions, including the Acquisitions, which entail numerous risks including:

●
distraction of our management team in identifying potential acquisition targets, conducting due diligence and negotiating acquisition agreements;
●
difficulties in integrating the operations, personnel, products, technologies and systems of acquired businesses;
●
difficulties in enhancing our customer support resources to adequately service our existing customers and the customers of acquired businesses;
●
the potential loss of key employees or customers of the acquired businesses;
●
unanticipated liabilities or contingencies of acquired businesses;
●
unbudgeted costs which we may incur in connection with pursuing potential acquisitions which are not consummated;
●
failure to achieve projected cost savings or cash flow from acquired businesses, which are based on projections that are inherently uncertain;
●
fluctuations in our operating results caused by incurring considerable expenses to acquire and integrate businesses before receiving the anticipated revenues expected to result from the acquisitions; and
●
difficulties in obtaining regulatory approvals required to consummate acquisitions.

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

Certain aspects of our VoIP telephony services differ from traditional telephone service. The factors that may have this effect include:

●	our subscribers may experience lower call quality than they experience with traditional wireline telephone companies, including static, echoes and transmission delays;
●	our subscribers may experience higher dropped-call rates than they experience with traditional wireline telephone companies; and
●	a power loss or Internet access interruption causes our service to be interrupted.

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

Cash flows generated from operating activities were not enough to support all working capital requirements for the six months ended June 30, 2019 and 2018. Financing activities described below have helped with working capital and other capital requirements. We incurred $6,383,038 and $2,025,786, respectively, in losses, and we used $1,082,208 and $635,176, respectively, in cash for operations for the six months ended June 30, 2019 and 2018. Cash flows from financing activities were $2,151,897 and $632,916 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We acquired the assets of SpeedConnect on May 7, 2019 for $1,000,000 and a note payable for $750,000. These assets were conveyed into a wholly owned subsidiary, TPT SpeedConnect. Although TPT SpeedConnect is currently generating cash flows, there is expected to be significant capital required in the near term to upgrade the current network to 5G standards.

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

As of June 30, 2019, we had options outstanding to purchase 3,093,120 shares of common stock of the Company.

As of June 30, 2019, we had warrants outstanding to purchase 3,333,333 shares of common stock of the Company.

As of June 30, 2019, we had convertible promissory notes outstanding that were convertible into 63,048,113 common shares.

In addition, the Series A and B preferred stocks outstanding are convertible into common shares of 128,056,506 and 2,588,693, respectively as of June 30, 2019.

The exercise of the options, warrants, convertible promissory notes and Series A and B Series Preferred Stock into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders.

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

The value of our Common stock following this offering may be highly volatile and could be subject to fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

●	quarterly variations in our results of operations or those of our competitors;
●	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

●	disruption to our operations or those of other sources critical to our network operations;
●	the emergence of new competitors or new technologies;
●	our ability to develop and market new and enhanced products on a timely basis;
●	seasonal or other variations in our subscriber base;
●	commencement of, or our involvement in, litigation;
●	availability of additional spectrum;
●	dilutive issuances of our stock or the stock of our subsidiaries, or the incurrence of additional debt;
●	changes in our board or management;
●	adoption of new or different accounting standards;
●	changes in governmental regulations or in the status of our regulatory approvals;
●	changes in earnings estimates or recommendations by securities analysts;
●	announcements regarding WiMAX and other technical standards; and
●	general economic conditions and slow or negative growth of related markets.

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

Unless we can generate revenues sufficient to implement our Business Plan, we will need to obtain additional financing through debt or bank financing, or through the sale of shareholder interests to execute our Business Plan. We expect to need $20,000,000 in the next twelve months in capital or loans to complete our plans and operations. We may not be able to obtain this financing at all. We have not sought commitments for this financing, and we have no terms for either debt or equity financing, and we realize that it may be difficult to obtain on favorable terms. Moreover, if we issue additional equity securities to support our operations, Investor holdings may be diluted. Our business plans are at risk if we cannot continually achieve additional capital raising to complete our plans.

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

The lack of operating history and the rapidly changing nature of the market in which we compete make it difficult to accurately forecast revenues and operating results. We anticipate that revenues and operating results might fluctuate in the future due to a number of factors including the following:

●
the timing of sales for current services and products offerings

●
the timing of new product implementations

●
unexpected delays in introducing new services and products offerings

●
increased expense related to sales and marketing, product development or administration

●
the mix of products and our services offerings

●
costs related to possible acquisitions of technology or business.

●
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

●
subject us to significant liabilities to third parties, including treble damages;

●
require disputed rights to be licensed from a third party for royalties that may be substantial;

●
require us to cease using such technology; or

●
prohibit us from selling certain of our service offerings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During 2019, the Company consummated Securities Purchase Agreements dated March 15, 2019, April 12, 2019, May 15, 2019 and June 6, 2019 with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) for the purchase of convertible promissory notes in the amounts of $68,000, $65,000, $58,000 and $53,000 (“Geneva Roth Convertible Promissory Notes”). The Geneva Roth Convertible Promissory Notes are due one year from issuance, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to the maturity date or date of default to convert all or any part of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 61% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date.   The Geneva Roth Convertible Promissory Notes may be prepaid in whole or in part of the outstanding balance at 125% to 140% up to 180 days from origination.

On March 25, 2019, the Company consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 Convertible Promissory Note (“Auctus Convertible Promissory Note”). The Auctus Convertible Promissory Note is due December 18, 2019, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date or at the effective date of the registration of the underlying shares of common stock, which the holder has registration rights for, to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lessor of the lowest trading price during the previous 25 trading days prior the date of the Auctus Convertible Promissory Note or 50% multiplied by the average of the two lowest trading prices for the common stock during the previous 25 trading days prior to the applicable conversion date. The Auctus Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. 2,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7.

On June 4, 2019, the Company consummated a Securities Purchase Agreement with Odyssey Capital Funding, LLC. (“Odyssey”) for the purchase of a $525,000 Convertible Promissory Note (“Odyssey Convertible Promissory Note”). The Odyssey Convertible Promissory Note is due June 3, 2020, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning six months from the issuance date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Odyssey Convertible Promissory Note may be prepaid in full at 125% to 145% up to 180 days from origination.

On June 6, 2019, the Company consummated a Securities Purchase Agreement with JSJ Investments Inc. (“JSJ”) for the purchase of a $112,000 Convertible Promissory Note (“JSJ Convertible Promissory Note”). The JSJ Convertible Promissory Note is due June 6, 2020, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lower of the market price, as defined, or 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The JSJ Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. 333,333 warrants were issued in conjunction with the issuance of this debt. See Note 7.

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note is due June 11, 2020, pays interest at the rate of 12% per annum and gives the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. The EMA Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. 1,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company may be in default under several of its new derivative financial instruments for not having filed a Form S-1 with the Securities and Exchange Commission by now. It is the intent of the Company to complete its quarter Form 10-Q for the three months ended June 31, 2019 and then incorporate that filing into a Form S-1 to be filed as soon as practical.

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

TPT GLOBAL TECH, INC.
(Registrant)

Dated: August 19, 2019	By:	/s/ Stephen J. Thomas, III
Stephen J. Thomas, III
(Chief Executive Officer, Principal Executive
Officer)

Dated: August 19, 2019	By:	/s/ Gary L. Cook
Gary L. Cook
(Chief Financial Officer, Principal Accounting
Officer)