Form 10-Q/A
period 2019-06-30
TPT GLOBAL TECH, INC.
filed 2019-11-19
CIK 1661039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

Explanatory Note

During the three months ended June 30, 2019, the Company failed to file a Form S-1 registering common shares underlying certain convertible debt instruments. This was considered a default under the applicable Securities Purchase Agreements resulting in different valuations of the convertible debt instruments for accounting purposes as of June 30, 2019. Thus, several numbers within these financial statements change significantly. Note 12 to the condensed financial statements explains in detail the numbers that change and to what extent. In addition to Note 12 and the discussion there in, there are changes to Notes 1, 2, 3, 5, 6 and 8 to the condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

  TPT Global Tech, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2019	2018
	(Unaudited and Restated)
CURRENT ASSETS
Cash and cash equivalents	$101,475	$31,786
Accounts receivable, net	238,751	48,922
Prepaid expenses and other current assets	232,481	36,111
Total current assets	$ 572,707	$116,819
NON-CURRENT ASSETS
Property and equipment, net	$4,786,235	$3,046,942
Right of use assets	5,240,311	—
Intangible assets, net	6,652,320	6,671,582
Goodwill	987,361	924,361
Deposits and other assets	81,009	62,013
Total non-current assets	$17,747,236	$10,704,898

TOTAL ASSETS	$ 18,319,943	$10,821,717

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 5,908,516	$ 4,993,970
Deferred revenue	209,316	6,450
Customer deposits	338,725	338,725
Business loans, advances and agreements	1,675,566	716,936
Current portion of convertible notes payable, net of discount	976,601	10,000
Notes payable - related parties, net of discount	9,462,347	9,137,982
Current portion of convertible notes payable – related parties, net of discounts	172,881	202,688
Derivative liabilities	9,836,901	---
Current portion of operating lease liabilities	1,800,331	---
Financing lease liabilities	139,925	138,774
Financing lease liabilities – related party	612,526	598,490
Total current liabilities	$ 31,133,635	$16,144,015

NON-CURRENT LIABILITIES
Convertible note payable, net of current portion and discounts	$---	$5,000
Convertible notes payable – related parties, net of current portion and discounts	740,500	599,200
Long term portion of operating lease liabilities	3,580,849	---
Total non-current liabilities	4,321,349	604,200
Total liabilities	$ 35,454,984	$16,748,215

Commitments and contingencies – See Note 8	—	—

STOCKHOLDERS' DEFICIT PREFERRED STOCK, $.001 PAR VALUE 100,000,000 SHARES AUTHORIZED:

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	$1,000	$1,000
Convertible Preferred Series B, 3,000,000 designated - 2,588,693 shares issued and outstanding as of June 30, 2019 and December 31, 2018	2,589	2,589
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $.001 par value, 1,000,000,000 shares authorized, 136,953,904 shares issued and outstanding as of June 30, 2019 and December 31, 2018	136,954	136,954
Subscriptions payable	371,132	168,006
Additional paid-in capital	12,681,369	12,567,881
Accumulated deficit	(30,328,085)	(18,802,928)
Total stockholders' deficit	(17,135,041)	(5,926,498)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,319,943	$10,821,717
See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(Restated)		(Restated)
REVENUES:
Products	$15,086	$36,780	$33,769	$78,430
Services	2,413,369	152,231	2,556,162	360,799
Total Revenues	$2,428,455	$189,011	$2,589,931	$439,229

COST OF SALES:
Products	$15,100	$39,895	$35,600	$82,395
Services	1,472,848	216,269	1,714,716	438,064
Total Costs of Sales	$1,487,948	$256,164	$1,750,316	$520,459
Gross profit (loss)	$940,507	$(67,153)	$839,615	$(81,230)
EXPENSES:
Sales and marketing	$44,317	$21,012	$44,317	$39,898
Professional	483,913	333,271	996,453	678,679
Payroll and related	367,017	178,017	564,558	370,756
General and administrative	394,256	127,148	616,267	319,736
Depreciation	128,000	43,873	199,707	87,746
Amortization	354,129	169,600	560,131	369,200
Total expenses	$1,771,632	$872,921	$2,981,433	$1,866,015
Income (loss) from operations	$ 831,125	$ (940,074)	$ (2,141,818)	$ (1,947,245)

OTHER INCOME (EXPENSE)
Derivative expense	(6,565,485)	—	(8,105,901)	—
Interest expense		(48,131)	(1,277,438)	(78,541)
Total other income (expenses)	$ (7,712,686)	$(48,131)	$ (9,383,339)	$(78,541)

Net loss before income taxes	(8,543,811)	(988,205)	(11,525,157)	(2,025,786)
Income taxes	—	—	—	—

NET LOSS	$ (8,543,811)	$(988,205)	$ (11,525,157)	$(2,025,786)

Loss per common share: Basic and diluted	$(0.06)	$(0.01)	$(0.08)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	136,953,904	136,953,904	136,953,904	136,953,904

See accompanying notes to condensed consolidated financial statements

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2019 Restated
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable (Receivable)	Capital	Deficit	Total
Balance as of April 1, 2019	1,000,000	$ 1,000	2,588,693	$ 2,589	$ 136,953,904	$ 136,954	269,569	12,640,597	(21,784,274)	$ (8,733,565)

Issuance of stock and stock options for services	—	—	—	—	—	—	101,563	40,772	—	142,335

Net Loss (Restated)	—	—	—	—	—	—	—	—	$ (8,543,811)	$ (8,543,811)

Balance as of June 30, 2019 (Restated)	1,000,000	$ 1,000	2,588,693	$ 2,589	136,953,904	$ 136,954	$ 371,132	$ 12,681,369	$ (30,328,085)	$ (17,135,041)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable (Receivable)	Capital	Deficit	Total
Balance as of December 31, 2018	1,000,000	$1,000	2,588,693	$2,589	$136,953,904	$136,954	168,006	12,567,881	(18,802,928)	$(5,926,498)

Issuance of stock and stock options for services	—	—	—	—	—	—	203,126	113,488	—	316,614

Net Loss (Restated)	—	—	—	—	—	—	—	—	$(11,525,157)	$(11,525,157)

Balance as of June 30, 2019 (Restated)	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$371,132	$12,681,369	$(30,328,085)	$(17,135,041)

See accompanying notes to condensed consolidated financial statements.

 TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2018
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable (Receivable)	Capital	Deficit	Total
Balance as of April 1, 2018	1,000,000	$ 1,000	2,588,693	$ 2,589	$ 136,953,904	$ 136,954	401,541	14,463,020	(21,784,274)	$ (3,565,270)

Issuance of stock and stock options for services	—	—	—	—	—	—	92,790	69,330	—	162,121

Cash received for common stock to be contributed by officer	—	—	—	—	—	—	245,500	—	—	—

Conversion of debt							2,000			2,000
Net loss	—	—	—	—	—	—	—	—	(988,205)	(998,205)
Balance as of June 30, 2018	1,000,000	$ 1,000	2,588,693	$ 2,589	136,953,904	$ 136,954	$ 741,832	$ 10,424,996	$ (15,451,225)	$ (4,143,854)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable (Receivable)	Capital	Deficit	Total
Balance as of December 31, 2017	1,000,000	$ 1,000	2,588,693	$ 2,589	$ 136,953,904	$ 136,954	(4,765)	10,371,442	(13,425,439)	$ (2,918,219)

Issuance of stock and stock options for services	—	—	—	—	—	—	347,097	83,554	—	430,651

Cash received for common stock to be contributed by officer	—	—	—	—	—	—	367,500	—	—	367,500

Conversion of debt							2,000			2,000
Net loss	—	—	—	—	—	—	—	—	(2,025,786)	(2,025,786)
Balance as of June 30, 2018	1,000,000	$ 1,000	2,588,693	$ 2,589	136,953,904	$ 136,954	$ 741,832	$ 10,424,996	$ (15,451,225)	$ (4,143,854)

See accompanying notes to condensed consolidated financial statements

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities:	(Restated)
Net loss	$ (11,383,038)	$(2,025,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	199,707	87,746
Amortization	560,131	369,200
Amortization of debt discount	539,796	—
Derivative expense	8,105,901	—
Interest expense - default penalty	635,507	—
Share-based compensation: Common stock	203,126	347,097
Stock options	113,488	83,554
Changes in operating assets and liabilities:
Accounts receivable	(189,829)	(1,278)
Prepaid expenses and other assets	44,646	(30,658)
Accounts payable and accrued expenses	285,798	542,873
Other liabilities	(55,322)	(7,924)
Net cash used in operating activities	$(1,082,208)	$(635,176)

Cash flows from investing activities:
Cash paid for acquisition of assets of SpeedConnect	$(1,000,000)	$—
Net cash provided (used in) by investing activities	$(1,000,000)	$—

Cash flows from financing activities:
Proceeds from stock subscriptions	—	367,500
Proceeds from convertible notes and notes payable – related parties	456,390	300,000
Proceeds from convertible notes and business advance	2,659,181	10,000
Payment on business loans	(913,978)	—
Payments on convertible notes – related parties	(39,807)	(44,894)
Payments on financing lease liabilities	(9,889)
Net cash provided by financing activities	$2,151,897	$632,916

Net change in cash	$69,689	$(2,260)
Cash and cash equivalents - beginning of period	$31,786	$36,380

Cash and cash equivalents - end of period	$101,475	$34,120

See accompanying notes to condensed consolidated financial statements

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS - CONTINUED

Supplemental Cash Flow Information:

Cash paid for:

	2019	2018
	(Restated)
Interest	$9,857	$—
Taxes	$—	$—

Non-Cash Investing and Financing Activities:

	2019	2018
Discount on derivative financial instruments	$2,011,600	$—
Stock subscription payable issued for conversion of debt	$—	$2,000
Acquisition of the assets of SpeedConnect - liabilities assumed	$ 1,662,013	$—
Right of use assets	$5,381,180	$ —
Operating lease liabilities	$5,381,180	$ —

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

The Company’s revenue generation for the last two years came from the following sources, which sources are explained in detail below.

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
TPT SpeedConnect	$1,946,820	$ —
Copperhead Digital	128,130	224,454
K Telecom	33,769	78,430
San Diego Media	17,165	114,257
Blue Collar	464,047	—
P2P	—	22,088
Total Revenue	$2,589,931	$439,229

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

2019
Series A Preferred Stock	128,056,506
Series B Preferred Stock	2,588,693
Stock Options and Warrants	6,426,453
Convertible Debt	95,575,070
232,646,721

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of June 30, 2019 are the following:

Derivative Instrument	Fair Value
Fair value of Geneva Roth Convertible Promissory Notes	$302,523
Fair value of Auctus Convertible Promissory Note	$ 7,767,966
Fair value of Odyssey Capital Convertible Promissory Note	$ 788,984
Fair value of EMA Financial Convertible Promissory Note	$651,837
Fair value of JSJ Investment Convertible Promissory Note	$215,611
Fair value of Warrants issued with the derivative instruments	$109,980

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

The Company applied the acquisition method of accounting to the business combination and has valued each of the assets acquired and liabilities on a provisional basis primarily because the valuation of the assets acquired has not yet been finalized, there could be a material adjustment. Accordingly, the assets and liabilities were deemed to be recorded at fair value on a provisional basis as of the acquisition date of May 7, 2019.

Provisional Purchase Price Allocation:

TPT Global Tech
Effective	May 7, 2019

Purchaser	TPT Global Tech

Provisional Consideration Given:
Liabilities:
Cash paid	$ 1,000,000
Promissory Note	750,000
Deferred revenue	258,188
Accounts and other payables	653,824
Total Consideration Value	$2,662,013

Provisional Assets Acquired:

Assets
Customer base	$400,000
Current assets:
Prepaid and other receivables	246,823
Deposits	13,190
Property and equipment	1,939,000
Total Assets Acquired	$2,599,013
Goodwill – provisional	$63,000

Had the acquisition occurred on January 1, 2018, the condensed proforma statement of operations for the six months ended June 30, 2019 and 2018 would be as follows:

	2019	2018
Revenue	$ 7,352.758	$ 9,101,507
Cost of Sales	4,754,166	5,171,840
Gross Profit	$ 2,598,592	$ 3,929,667
Expenses	4.514,097	(4,423,743)
Interest Expense and Impairment	9,383,339	(78,541)
Income Taxes	—	—
Net Loss	$ 11,298,844	$ (572,617)
Earnings (loss) per share	$ (0.08)	$ (0.00)

The unaudited proforma results of operations are presented for information purposes only. The unaudited proforma results of operations are not intended to present actual results that would have been attained had the asset acquisition been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods. The revenue and net income before non-controlling interest of SpeedConnect since May 7, 2019 acquisition date through June 30, 2019 included in the consolidated income statement amounted to $1,946,820 and $186,725, respectively.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Cash flows generated from operating activities were not enough to support all working capital requirements for the six months ended June 30, 2019 and 2018. Financing activities described below have helped with working capital and other capital requirements. We incurred $11,525,157 and $2,025,786, respectively, in losses, and we used $1,082,208 and $635,176, respectively, in cash for operations for the six months ended June 30, 2019 and 2018. Cash flows from financing activities were $2,151,897 and $632,916 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of June 30, 2019 and December 31, 2018 are as follows:

	2019	2018
Property and equipment:
Telecommunications fiber and equipment	$5,213,045	$3,274,045
Film production equipment	369,903	369,903
Office furniture and equipment	82,014	82,104
Leasehold improvements	18,679	18,679
	5,683,641	3,744,641
Accumulated depreciation	(897,406)	(697,699)
Property and equipment, net	$4,786,235	$3,046,942

Depreciation expense was $199,707 and $87,746 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of June 30, 2019 and December 31, 2018 are as follows:

	2019	2018
	Restated
Business loans and advances, net of discounts (1)	$1,574,322	$615,692
Convertible notes payable, net of discounts (2)	976,601	15,000
Factoring agreement (3)	101,244	101,244
Debt – third party	$2,652,167	$731,936

Line of credit, related party secured by assets (4)	$3,043,390	$3,043,390
Debt– other related party, net of discounts (5)	5,950,000	5,912,898
Convertible debt – related party (2)	913,381	801,888
Shareholder debt (6)	468,957	181,694
Debt – related party	$10,375,728	$9,939,870

Total financing arrangements	$13,027,895	$10,671,806

Less current liabilities:
Business loans, advances and agreements	$(1,675,566)	$(716,936)
Convertible notes payable, net of discount	(976,601)	(10,000)
Notes payable – related parties, net of discount	(9,462,347)	(9,137,982)
Convertible notes payable – related party	(172,881)	(202,688)
	(12,287,395)	(10,067,606)
Total non-current liabilities	$740,500	$604,200

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

During 2019, the Company consummated Securities Purchase Agreements dated March 15, 2019, April 12, 2019, May 15, 2019 and June 6, 2019 with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) for the purchase of convertible promissory notes in the amounts of $68,000, $65,000, $58,000 and $53,000 (“Geneva Roth Convertible Promissory Notes”). The Geneva Roth Convertible Promissory Notes are due one year from issuance, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to the maturity date or date of default to convert all or any part of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 61% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date.   The Geneva Roth Convertible Promissory Notes may be prepaid in whole or in part of the outstanding balance at 125% to 140% up to 180 days from origination. Subsequent to June 30, 2019, all of the $68,000 Convertible Promissory Note was converted to 4,203,632 common shares in accordance with the Geneva Roth Securities Purchase Agreement.

On March 25, 2019, the Company consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 ($1,235,507 under default calculations) Convertible Promissory Note (“Auctus Convertible Promissory Note”). The Auctus Convertible Promissory Note is due December 18, 2019, pays interest at the rate of 12% (24% default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date or at the effective date of the registration of the underlying shares of common stock, which the holder has registration rights for, to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lessor of the lowest trading price during the previous 25 trading days prior the date of the Auctus Convertible Promissory Note or 50% multiplied by the average of the two lowest trading prices for the common stock during the previous 25 trading days prior to the applicable conversion date. The Auctus Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. 2,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7. Subsequent to June 30, 2019, Auctus converted $24,280 of accrued interest into 2,500,000 common shares in accordance with the Auctus Securities Purchase Agreement.

On June 4, 2019, the Company consummated a Securities Purchase Agreement with Odyssey Capital Funding, LLC. (“Odyssey”) for the purchase of a $525,000 Convertible Promissory Note (“Odyssey Convertible Promissory Note”). The Odyssey Convertible Promissory Note is due June 3, 2020, pays interest at the rate of 12% (18% default) per annum and gives the holder the right from time to time, and at any time during the period beginning six months from the issuance date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Odyssey Convertible Promissory Note may be prepaid in full at 125% to 145% up to 180 days from origination.

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

The Company may be in default under several of its new derivative financial instruments for not having filed a Form S-1 with the Securities and Exchange Commission by now. It is the intent of the Company to payback all derivative securities prior to December 31, 2019 and is in negotiation for a term loan to do so. In addition, the Company is in negotiation to not have to file a Form 10Q for certain underlying shares of common stock for warrants that were issued with the derivative securities. Otherwise, the Company may have to file a Form S-1 to register these underlying common shares and has accounted for both the Auctus and Odyssey derivative financial instruments as if they were in default at June 30, 2019. Do this included an adjustment of $635,507 to the derivative debt principal balances and $10,033 to the related accrued interest balances as of June 30, 2019 included as a part of the restatement. See Note 12.

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

The derivative liability as of June 30, 2019, in the amount of $9,836,901 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2019. There were no derivative financial instruments as of December 31, 2018.

Debt Derivative Liabilities
Balance, December 31, 2018	$—
Debt discount from initial derivative	1,731,000
Initial fair value of derivative liabilities	2,592,736
Change in fair value of derivative liabilities at end of period	5,513,565
Balance, June 30, 2019	$9,836,901
Derivative expense for the six months ended June 30, 2019	$8,105,901

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

As of June 30, 2019, the Company marked to market the fair value of the debt derivatives and determined a fair value of $9,726,921 ($9,726,921 from the convertible notes and $109,980 from the warrants) in Note 5 (2) above. The Company recorded a loss from change in fair value of debt derivatives of $5,513,565 for the six months ended June 30, 2019. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 188.2% to 212.8%, (3) weighted average risk-free interest rate of 2.23% to 2.52% (4) expected life of 0.72 to 5.0 years, and (5) the quoted market price of $0.0531 to $0.0726 for the Company’s common stock.

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

Series A Convertible Preferred Stock

In February 2015, the Company designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock.

The Series A Preferred Stock was designated in February 2016, has a par value of $.001, is redeemable at the Company’s option at $100 per share, is senior to any other class or series of outstanding Preferred Stock or Common Stock and does not bear dividends. The Series A Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined, and amended, of an amount equal to amounts payable owing, including contingency amounts where Holders of the Series A have personally guaranteed obligations of the Company. Holders of the Series A Preferred Stock shall, collectively have the right to convert all of their Series A Preferred Stock when conversion is elected into that number of shares of Common Stock of the Company, determined by the following formula: 60% of the issued and outstanding Common Shares as computed immediately after the transaction for conversion. For further clarification, the 60% of the issued and outstanding common shares includes what the holders of the Series A Preferred Stock may already hold in common shares at the time of conversion. The Series A Preferred Stock, collectively, shall have the right to vote as if converted prior to the vote to an amount of shares equal to 60% of the outstanding Common Stock of the Company.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses as of June 30, 2019 and December 31, 2018:

	2019	2018
Accounts payable:
Related parties (1)	$954,284	$741,577
General operating	3,096,771	3,036,601
Credit card balances	257,109	246,949
Accrued interest on debt	472,731	306,319
Accrued expenses	495,765	33,062
Taxes and fees payable	631,857	629,462
Total	$5,908,516	$4,993,970

(1)	Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.

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

NOTE 11 – SUBSEQUENT EVENTS

There were no significant subsequent eventsthat have not been disclosed in Notes 5, 6, 7 and 12.

NOTE 12 – RESTATEMENT OF INTERIM CONDENSED UNAUDITED FINANCIAL STATEMENTS

During the three months ended June 30, 2019, the Company failed to file a Form S-1 registering common shares underlying certain convertible debt instruments. This was considered a default under the applicable Securities Purchase Agreements resulting in default interest which in turn affected the related valuations of the convertible debt instruments for accounting purposes as of June 30, 2019. Thus, liabilities as of June 30, 2019 were understated by $5,142,119 and corresponding derivative expense and interest expense were understated by $4,496,579 and $645,540, respectively.

The effects of the corrections on the interim consolidated financial statements were as follows:

Consolidated Balance Sheets (Unaudited)

	June 30, 2019 As Reported	Corrections	June 30, 2019 As Restated
Accounts payable and accrued expenses	$ 5,898,483	$ 10,033	$ 5,908,516
Current portion of convertible notes payable	$ 341,094	$ 635,507	$ 976,601
Derivative liabilities	$ 5,340,322	$ 4,496,579	$ 9,836,901
Total current liabilities	$ 25,991,516	$ 5,142,119	$ 31,133,635

Consolidated Statement of Operations (Unaudited)

	For the six months June 30, 2019 As Reported	Corrections	For the six months June 30, 2019 As Restated
Derivative expense	$ 3,609,322	$ 4,496,579	$ 8,105,901
Interest expense	$ 631,898	$ 645,540	$ 1,277,438
Net loss	$ (6,383,038)	$ (5,142,119)	$ (11,525,157)
Loss per share	$ (0.04)	$ (0.04)	$ (0.08)

	For the three months June 30, 2019 As Reported	Corrections	For the three months June 30, 2019 As Restated
Derivative expense	$ 2,068,906	$ 4,496,579	$ 6,565,485
Interest expense	$ 501,661	$ 645,540	$ 1,147,201
Net loss	$ (3,401,692)	$ (5,142,119)	$ (8,543,811)
Loss per share	$ (0.02)	$ (0.04)	$ (0.06)

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2019, we had an accumulated deficit totaling $30,328,085. This raises substantial doubts about our ability to continue as a going concern.

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

Derivative expense of $6,565,485 results from the accounting for derivative financial instruments during the three months ended June 30, 2019.

Interest expense increased for the three months ended June 30, 2019 compared to the prior period by $1,099,070. Increases from higher interest rates and increased debt, including very debt classified as derivative financial instruments and debt accounted for under derivative default provisions was the primary reason for the increase.

During the three months ended June 30, 2019, we recognized a net loss of $8,543,811 compared to $988,205 for the prior period. The increase in the loss of $7,555,606 was primarily a result of the derivative expense of $6,565,485 and interest expense of $1,147,201 recorded from the accounting and valuation of debt classified as derivative financial instruments entered into.

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

Derivative expense of $8,105,901 results from the accounting for derivative financial instruments during the six months ended June 30, 2019.

Interest expense increased for the six months ended June 30, 2019 compared to the prior period by $1,198,897. Increases from higher interest rates and increased debt, including very debt classified as derivative financial instruments and debt accounted for under derivative default provisions was the primary reason for the increase.

During the six months ended June 30, 2019, we recognized a net loss of $11,525,157 compared to $2,025,786 for the prior period. The increase in the loss of $9,499,371 was primarily a result of the derivative expense of $8,105,901 and interest expense of $1,277,438 recorded from the accounting and valuation of debt classified as derivative financial instruments entered into.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operating activities were not enough to support all working capital requirements for the six months ended June 30, 2019 and 2018. Financing activities described below have helped with working capital and other capital requirements. We incurred $11,525,157 and $2,025,786, respectively, in losses, and we used $1,082,208 and $635,176, respectively, in cash for operations for the six months ended June 30, 2019 and 2018. Cash flows from financing activities were $2,151,897 and $632,916 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2019, the total debt or financing arrangements was $12,287,395, of which $52,562 or less than 1% of total current liabilities is past due. As of June 30, 2019, financing lease arrangements are in the amount of $553,369, of which 101,815 is in default. Our inability to renegotiate our indebtedness may cause lien holders to obtain possession of a good portion of our assets which would significantly alter our ability to generate revenues and obtain any additional financing. There are some of our derivative financial instruments which are being accounted for as being in default. These represent $8,556,950 or 24% of total liabilities as of June 30, 2019.

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

Cash flows generated from operating activities were not enough to support all working capital requirements for the six months ended June 30, 2019 and 2018. Financing activities described below have helped with working capital and other capital requirements. We incurred $11,525,157 and $2,025,786, respectively, in losses, and we used $1,082,208 and $635,176, respectively, in cash for operations for the six months ended June 30, 2019 and 2018. Cash flows from financing activities were $2,151,897 and $632,916 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During 2019, the Company consummated Securities Purchase Agreements dated March 15, 2019, April 12, 2019, May 15, 2019 and June 6, 2019 with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) for the purchase of convertible promissory notes in the amounts of $68,000, $65,000, $58,000 and $53,000 (“Geneva Roth Convertible Promissory Notes”). The Geneva Roth Convertible Promissory Notes are due one year from issuance, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to the maturity date or date of default to convert all or any part of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 61% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date.   The Geneva Roth Convertible Promissory Notes may be prepaid in whole or in part of the outstanding balance at 125% to 140% up to 180 days from origination. Subsequent to June 30, 2019, all of the $68,000 Convertible Promissory Note was converted to 4,203,632 common shares in accordance with the Geneva Roth Securities Purchase Agreement.

On March 25, 2019, the Company consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 ($1,235,507 under default calculations) Convertible Promissory Note (“Auctus Convertible Promissory Note”). The Auctus Convertible Promissory Note is due December 18, 2019, pays interest at the rate of 12% (24% default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date or at the effective date of the registration of the underlying shares of common stock, which the holder has registration rights for, to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lessor of the lowest trading price during the previous 25 trading days prior the date of the Auctus Convertible Promissory Note or 50% multiplied by the average of the two lowest trading prices for the common stock during the previous 25 trading days prior to the applicable conversion date. The Auctus Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. 2,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7. Subsequent to June 30, 2019, Auctus converted $24,280 of accrued interest into 2,500,000 common shares in accordance with the Auctus Securities Purchase Agreement.

On June 4, 2019, the Company consummated a Securities Purchase Agreement with Odyssey Capital Funding, LLC. (“Odyssey”) for the purchase of a $525,000 Convertible Promissory Note (“Odyssey Convertible Promissory Note”). The Odyssey Convertible Promissory Note is due June 3, 2020, pays interest at the rate of 12% (18% default) per annum and gives the holder the right from time to time, and at any time during the period beginning six months from the issuance date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Odyssey Convertible Promissory Note may be prepaid in full at 125% to 145% up to 180 days from origination.

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

The Company may be in default under several of its new derivative financial instruments for not having filed a Form S-1 with the Securities and Exchange Commission by now. It is the intent of the Company to payback all derivative securities prior to December 31, 2019 and is in negotiation for a term loan to do so. In addition, the Company is in negotiation to not have to file a Form 10Q for certain underlying shares of common stock for warrants that were issued with the derivative securities. Otherwise, the Company may have to file a Form S-1 to register these underlying common shares and has accounted for both the Auctus and Odessy derivative financial instruments as if they were in default at June 30, 2019. Do this included an adjustment of $635,507 to the derivative debt balances as of June 30, 2019 included as a part of the restatement.

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

TPT GLOBAL TECH, INC.
(Registrant)

Dated: November 19, 2019	By:	/s/ Stephen J. Thomas, III
Stephen J. Thomas, III
(Chief Executive Officer, Principal Executive
Officer)

Dated: November 19, 2019	By:	/s/ Gary L. Cook
Gary L. Cook
(Chief Financial Officer, Principal Accounting
Officer)