Form 10-Q
period 2019-09-30
TPT GLOBAL TECH, INC.
filed 2019-11-19
CIK 1661039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

As of November 15, 2019, there were 143,657,536 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2019	2018
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$227,833	$31,786
Accounts receivable, net	193,173	48,922
Prepaid expenses and other current assets	20,550	36,111
Total current assets	$441,556	$116,819
NON-CURRENT ASSETS
Property and equipment, net	$4,617,580	$3,046,942
Operating lease right of use assets	4,240,823	---
Intangible assets, net	6,472,640	6,671,582
Goodwill	1,121,361	924,361
Deposits and other assets	96,485	62,013
Total non-current assets	$16,548,889	$10,704,898

TOTAL ASSETS	$16,990,445	$10,821,717

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,392,022	$4,993,970
Deferred revenue	160,906	6,450
Customer deposits	338,725	338,725
Loans, advances and agreements	1,534,229	716,936
Current portion of convertible notes payable, net of discounts	1,704,029	10,000
Notes payable - related parties, net of discounts	9,528,376	9,137,982
Current portion of convertible notes payable – related parties, net of discounts	388,881	202,688
Derivative liabilities	5,255,932	---
Current portion of operating lease liabilities	1,716,195	---
Financing lease liabilities	138,250	138,774
Financing lease liabilities – related party	619,543	598,490
Total current liabilities	$27,747,088	$16,144,015

NON-CURRENT LIABILITIES
Convertible note payable, net of current portion and discounts	$---	$5,000
Convertible notes payable – related parties, net of current portion and discounts	538,500	599,200
Long term portion of operating lease liabilities	2,567,692	---
Total non-current liabilities	3,106,192	604,200
Total liabilities	$30,853,280	$16,748,215

Commitments and contingencies – See Note 8	—	—

See accompanying notes to condensed consolidated financial statements.

STOCKHOLDERS' DEFICIT PREFERRED STOCK, $.001 PAR VALUE 100,000,000 SHARES AUTHORIZED:

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	$1,000	$1,000
Convertible Preferred Series B, 3,000,000 designated - 2,588,693 shares issued and outstanding as of September 30, 2019 and December 31, 2018	2,589	2,589
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $.001 par value, 1,000,000,000 shares authorized, 139,027,625 and 136,953,904 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	139,028	136,954
Subscriptions payable	472,695	168,006
Additional paid-in capital	12,833,140	12,567,881
Accumulated deficit	(27,341,287)	(18,802,928)
Total stockholders' deficit	(13,892,835)	(5,926,498)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,990,445	$10,821,717

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
REVENUES:
Products	$4,950	$26,650	$38,719	$105,080
Services	3,612,550	174,825	6,168,712	535,624
Total Revenues	$3,617,500	$201,475	$6,207,431	$640,704

COST OF SALES:
Products	$4,950	$27,609	$40,550	$110,004
Services	2,169,747	286,956	3,884,463	725,020
Total Cost of Sales	$2,174,697	$314,565	$3,925,013	$835,024
Gross profit (loss)	$1,442,803	$(113,090)	$2,282,418	$(194,320)
EXPENSES:
Sales and marketing	$1,746	$9,225	$46,063	$49,123
Professional	450,968	474,861	1,447,421	1,153,540
Payroll and related	480,524	193,824	1,045,083	564,580
General and administrative	521,824	175,570	1,138,091	495,306
Depreciation	168,655	53,151	368,362	140,897
Amortization	83,811	182,523	643,942	551,723
Total expenses	$1,707,528	$1,089,155	$4,688,962	$2,955,170

Operating income (loss)	$264,725	$(1,202,245	$(2,406,545)	$(3,149,490)

OTHER INCOME (EXPENSE)
Derivative expense	4,533,794	—	(3,572,107)	—
Gain on conversion of notes payable	5,695	---	5,695	---
Interest expense	(1,287,966)	(79,810)	(2,565,404)	(158,351)
Total other income (expenses)	$3,251,523	$(79,810)	$(6,131,816)	$(158,351)

Net income (loss) before income taxes	2,986,798	(1,282,055)	(8,538,360)	(3,307,841)
Income taxes	—	—	—	—

NET INCOME (LOSS)	$2,986,798	$(1,282,055)	$(8,538,360)	$(3,307,841)

Earnings (loss) per common share: Basic and diluted	$0.02	$(0.01)	$(0.06)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	137,084,846	136,953,904	136,998,031	136,953,904

See accompanying notes to condensed consolidated financial statements

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2019 and 2018
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable (Receivable)	Capital	Deficit	Total
Balance as of July 1, 2019	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$371,132	$12,681,369	$(30,328,085)	$(17,135,041)

Issuance of stock and stock options for services	—	—	—	—	—	—	101,563	27,182	—	128,745

Conversion of debt	---	---	---	---	2,073,721	2,074	---	124,589	---	126,663

Net Loss	—	—	—	—	—	—	—	—	$2,986,798	$2,986,798

Balance as of September 30, 2019	1,000,000	$1,000	2,588,693	$2,589	139,027,625	$139,028	$472,695	$12,833,140	$(27,341,287)	$(13,892,835)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable (Receivable)	Capital	Deficit	Total
Balance as of December 31, 2018	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$168,006	$12,567,881	$(18,802,928)	$(5,926,498)

Issuance of stock and stock options for services	—	—	—	—	—	—	304,689	140,670	—	445,359

Conversion of debt	---	---	---	---	2,073,721	2,074	---	124,589	---	126,663

Net Loss	—	—	—	—	—	—	—	—	$(8,538,360)	$(8,538,360)

Balance as of September 30, 2019	1,000,000	$1,000	2,588,693	$2,589	139,027,625	$139,028	$472,695	$12,833,140	$(27,341,287)	$(13,892,835)

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT- CONTINUED
For the three and nine months ended September 30, 2019 and 2018
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable (Receivable)	Capital	Deficit	Total
Balance as of July 1, 2018	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$711,832	$10,454,996	$(15,451,225)	$(4,143,854)

Issuance of stock and stock options for services	---	---	---	---	---	---	(616,889)	1,136,081	—	519,192

Acquisition of Blue Collar	---	---	---	---	---	---	6,500	838,500	---	845,000

Issuance of subscription shares						---	(35,000)	35,000	---	---
	---	----	---	---

Net loss	—	—	—	—	—	—	—	—	$(1,282,055)	$(1,282,055)
Balance as of September 30, 2018	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$66,443	$12,464,511	$(16,733,280)	$(4,061,717)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable (Receivable)	Capital	Deficit	Total
Balance as of December 31, 2017	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$25,235	$10,371,442	$(13,425,439)	$(2,918,219)

Issuance of stock and stock options for services	---	---	---	---	---	---	67,708	882,135	—	949,843

Acquisition of Blue Collar	---	---	---	---	---	---	6,500	838,500	---	845,000

Issuance of subscription shares	---	---	---	---	---	---	(35,000)	35,000	---	---

Cash received for common stock to be contributed by officer	—	—	—	—	—	—	---	367,500-	—	367,500

Conversion of debt							2,000			2,000
Net loss	—	—	—	—	—	—	—	—	$(3,307,841)	$(3,307,841)
Balance as of September 30, 2018	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$66,443	$12,464,511	$(16,733,280)	$(4,061,717)

See accompanying notes to condensed consolidated financial statements

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,538,360)	$(3,307,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	368,362	140,897
Amortization	643,942	551,723
Amortization of debt discount	2,029,978	—
Gain on conversion of notes payable	(5,695)	—
Derivative expense	3,572,107	—
Share-based compensation: Common stock	304,689	615,684
Stock options	140,670	152,879
Changes in operating assets and liabilities:
Accounts receivable	(144,251)	25,098)
Prepaid expenses and other assets	92,715	(719)
Accounts payable and accrued expenses	578,398	1,006,076
Other liabilities	(75,544)	(20,025)
Net cash used in operating activities	$(1,032,989)	$(836,228)

Cash flows from investing activities:
Net cash from acquisition of assets of Blue Collar	$---	$41,927
Net cash paid for acquisition of assets of SpeedConnect	(798,386)	---
Net cash provided (used in) by investing activities	$(798,386)	$41,927

Cash flows from financing activities:
Proceeds from stock subscriptions	—	367,500
Proceeds from convertible notes and notes payable – related parties	512,419	439,300
Proceeds from convertible notes, loans and advances	2,689,675	21,064
Payment on loans, advances and agreements	(1,148,976)	—
Payments on convertible notes – related parties	(15,807)	(48,836)
Payments on financing lease liabilities	(9,889)	(4,313)
Net cash provided by financing activities	$2,027,422	$774,715

Net change in cash	$196,047	$(19,586)
Cash and cash equivalents - beginning of period	$31,786	$36,380

Cash and cash equivalents - end of period	$227,833	$16,794

See accompanying notes to condensed consolidated financial statements

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)
Supplemental Cash Flow Information:

Cash paid for:

	2019	2018
Interest	$9,857	$---
Taxes	$---	$---

Non-Cash Investing and Financing Activities:

	2019	2018
Discount on derivative financial instruments	$2,011,600	$—
Common stock issued for prepaid expenses	$---	479,250
Common stock issued for acquisition of Blue Collar	$---	845,000
Note payable issued for acquisition of Blue Collar, net of discount	$---	1,533,217
Stock subscription payable issued for conversion of debt	$—	$2,000
Liabilities assumed in SpeedConnect asset acquisition	$1,894,964	$—
Operating lease liabilities and right of use assets	$5,003,178	$---

See accompanying notes to condensed consolidated financial statements

TPT Global Tech, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2018. The condensed consolidated balance sheet at September 30, 2019, has been derived from the consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Our condensed consolidated financial statements include the accounts of K Telecom, Copperhead Digital, SDM, Blue Collar and TPT SpeedConnect. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s revenue generation for the last two years came from the following sources, which sources are explained in detail below.

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
TPT SpeedConnect	$5,082,260	$---
Copperhead Digital	176,640	322,550
K Telecom	38,719	105,080
San Diego Media	21,621	141,426
Blue Collar	888,191	46,218
P2P	—	25,430
Total Revenue	$6,207,431	$640,704

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 10 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

Revenue for installation services and equipment is billed separately from recurring ISP and telecom services and is recognized when equipment is delivered and installation is completed. Revenue from ISP and telecom services is recognized monthly over the contractual period, or as services are rendered and accepted by the customer.

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

Blue Collar: Media Production Services

Blue Collar creates original live action and animated content productions and has produced hundreds of hours of material for the television, theatrical, home entertainment and new media markets. Blue Collar designs branding and marketing campaigns and has had agreements with some of the world’s largest companies including PepsiCo, Intel, HP, WalMart and many other Fortune 500 companies. Additionally, they create motion picture, television and home entertainment marketing campaigns for studios including Sony, DreamWorks, Twentieth Century Fox, Universal Studios, Paramount Studios, and Warner Brothers. With regard to revenue recognition, Blue Collar receives an agreement from each client to perform defined work. Some agreements are written, some are verbal. Work may include creation of marketing materials and/or content creation. Some work may be short term and take weeks to create and some work may be longer and take months to create. There are instances where customer agreements segregate identifiable obligations (like filming on site vs. film editing and final production) with separate transaction pricing. The performance obligation is generally satisfied upon delivery of such film or production products, at which time revenue is recognized.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of thee income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and using the if-converted method for preferred stock and convertible notes. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2019, the Company had shares that were potentially common stock equivalents as follows:

2019
Series A Preferred Stock	141,835,420
Series B Preferred Stock	2,588,693
Stock Options and Warrants	6,426,453
Convertible Debt	125,654,896
276,495,462

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at September 30, 2019 and December 31, 2018 consisted of cash equivalents, accounts receivable, accounts payable, notes payable and derivative liabilities. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of September 30, 2019 are the following:

Derivative Instrument	Fair Value
Fair value of Geneva Roth Convertible Promissory Notes	$288,852
Fair value of Auctus Convertible Promissory Note	$3,051,995
Fair value of Odyssey Capital Convertible Promissory Note	$744,394
Fair value of EMA Financial Convertible Promissory Note	$912,138
Fair value of JSJ Investment Convertible Promissory Note	$188,068
Fair value of Warrants issued with the derivative instruments	$70,486

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. We adopted Topic 842 using the effective date, January 2019, as the date of our initial application of the standard. Consequently, financial information for the comparative periods has not been updated. Our finance and operating lease commitments are subject to the new standard and we recognize as finance and operating lease liabilities and right-of-use assets. The effect on our condensed consolidated financial statements has not been material until we acquired the assets of SpeedConnect, which effect has been recorded during the period ended September 30, 2019 and is reflected in the condensed consolidated financial statements as of September 30, 2019.

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

The Company treated the asset acquisition as a business combination and has allocated the fair market value to assets received in excess of goodwill.

Purchase Price Allocation:

Effective	May 7, 2019

Purchaser	TPT Global Tech

Consideration Given:
Cash paid	$1,000,000
Liabilities:

Promissory Note	$750,000
Deferred revenue	230,000
Unfavorable leases	323,000
Accounts and other payables	591,964
Total liabilities	$1,894,964
Total Consideration Value	$2,894,964

Assets Acquired:
Customer base	$350,000
Current assets:
Cash	201,614
Prepaid and other receivables	99,160
Deposits	13,190
Favorable leases	95,000
Property and equipment	1,939,000
Total Assets Acquired	$2,697,964
Goodwill	$197,000

Had the acquisition occurred on January 1, 2018, condensed proforma results of operations for the nine months ended September 30, 2019 and 2018 would be as follows:

	2019	2018
Revenue	$10,970,258	$13,634,120
Cost of Sales	6,928,862	7,812,095
Gross Profit	$4,041,396	$5,822,025
Expenses	(5,521,661)	(6,791,761)
Derivative Expense	(3,572,107	---
Interest Expense and Impairment	(2,559,709)	(158,351)
Income Taxes	—	—
Net Loss	$(7,612,081)	$(1,128,087)
Loss per share	$(0.06)	$(0.01)

The unaudited proforma results of operations are presented for information purposes only. The unaudited proforma results of operations are not intended to present actual results that would have been attained had the asset acquisition been completed as of January 1, 2018 or to project potential operating results as of any future date or for any future periods. The revenue and net loss of TPT SpeedConnect since May 7, 2019 acquisition date through September 30, 2019 included in the consolidated income statement amounted to $5,082,259 and $641,299, respectively.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Cash flows generated from operating activities were not enough to support all working capital requirements for the nine months ended September 30, 2019 and 2018. Financing activities described below have helped with working capital and other capital requirements. We incurred $8,538,360 and $3,307,841, respectively, in losses, and we used $1,032,989 and $836,228, respectively, in cash for operations for the nine months September 30, 2019 and 2018. Cash flows from financing activities were $2,027,422 and $774,715 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of September 30, 2019 and December 31, 2018 are as follows:

	2019	2018
Property and equipment:
Telecommunications fiber and equipment	$5,213,045	$3,274,045
Film production equipment	369,903	369,903
Office furniture and equipment	82,014	82,104
Leasehold improvements	18,679	18,679
	$5,683,641	$3,744,641
Accumulated depreciation	(1,066,061)	(697,699)
Property and equipment, net	$4,617,580	$3,046,942

Depreciation expense was $368,362 and $140,897 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of September 30, 2019 and December 31, 2018 are as follows:

	2019	2018
Business loans and advances, net of discounts (1)	$1,122,118	$615,692
Convertible notes payable, net of discounts (2)	1,704,029	15,000
Factoring agreement (3)	412,111	101,244
Debt – third party	$3,238,258	$731,936

Line of credit, related party secured by assets (4)	$3,043,390	$3,043,390
Debt– other related party, net of discounts (5)	5,950,000	5,912,898
Convertible debt – related party (2)	927,381	801,888
Shareholder debt (6)	534,986	181,694
Debt – related party	$10,455,757	$9,939,870

Total financing arrangements	$13,694,015	10,671,806

Less current liabilities:
Business loans, advances and agreements	$(1,534,229)	$(716,936)
Convertible notes payable, net of discount	(1,704,029)	(10,000)
Notes payable – related parties, net of discount	(9,528,376)	(9,137,982)
Convertible notes payable – related party	(388,881)	(202,688)
	$(13,155,515)	$(10,067,606)
Total non-current liabilities	$538,500	$604,200

(1) The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month Libor plus 2%, 3.8% as of September 30, 2019, and is secured by assets of the Company, is due February 28, 2020, as amended, and included 8,000 stock options as part of the terms (see Note 7).

$500,500 is a line of credit that Blue Collar has with a bank, bears interest at Prime plus 1.125%, 6.125% as of September 30, 2019, and is due March 25, 2021.

$500,000 is a bank loan dated May 28, 2019 which bears interest at Prime plus 6%, 11.0% as of September 30, 2019, is interest only for the first year, thereafter payable monthly of principal and interest until the due date of May 1, 2022. The bank loan is collateralized by assets of the Company.

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

During 2016, the Company acquired SDM which consideration included a convertible promissory note for $250,000 due February 28, 2020, as amended, does not bear interest, unless delinquent in which the interest is 12% per annum, and is convertible into common stock at $1.00 per share. The SDM balance is $186,881 as of September 30, 2019.

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

During 2019, the Company consummated Securities Purchase Agreements dated March 15, 2019, April 12, 2019, May 15, 2019, June 6, 2019 and August 22, 2019 with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) for the purchase of convertible promissory notes in the amounts of $68,000, $65,000, $58,000, $53,000 and $43,000 (“Geneva Roth Convertible Promissory Notes”). The Geneva Roth Convertible Promissory Notes are due one year from issuance, pays interest at the rate of 12% (principal amount increases 150%-200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to the maturity date or date of default to convert all or any part of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 61% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date.   The Geneva Roth Convertible Promissory Notes may be prepaid in whole or in part of the outstanding balance at 125% to 140% up to 180 days from origination. During September 2019, Geneva Roth converted a total of $40,000 of principal of the March 15, 2019 Securities Purchase Agreement into 1,073,721 shares of common stock of the Company leaving an outstanding principal balance on the March 15, 2019 Securities Purchase Agreement of $28,000. Subsequent to September 30, 2019, Geneva Roth converted another $28,000 of principal into 3,129,911 shares of common stock of the Company leaving a principal balance of zero for the March 15, 2019 Securities Purchase Agreement.

On March 25, 2019, the Company consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 Convertible Promissory Note (“Auctus Convertible Promissory Note”). The Auctus Convertible Promissory Note is due December 18, 2019, pays interest at the rate of 12% (24% default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date or at the effective date of the registration of the underlying shares of common stock, which the holder has registration rights for, to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lessor of the lowest trading price during the previous 25 trading days prior the date of the Auctus Convertible Promissory Note or 50% multiplied by the average of the two lowest trading prices for the common stock during the previous 25 trading days prior to the applicable conversion date. The Auctus Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Auctus converted $21,100 of accrued interest into 1,000,000 shares of common stock of the Company during September 2019. Subsequent to September 30, 2019, Auctus converted another $3,930 of accrued interest into 1,500,000 shares of common stock of the Company. 2,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7.

On June 4, 2019, the Company consummated a Securities Purchase Agreement with Odyssey Capital Funding, LLC. (“Odyssey”) for the purchase of a $525,000 Convertible Promissory Note (“Odyssey Convertible Promissory Note”). The Odyssey Convertible Promissory Note is due June 3, 2020, pays interest at the rate of 12% ( 24% default) per annum and gives the holder the right from time to time, and at any time during the period beginning six months from the issuance date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Odyssey Convertible Promissory Note may be prepaid in full at 125% to 145% up to 180 days from origination.

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

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note is due June 11, 2020, pays interest at the rate of 12% (principal amount increases 200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. The EMA Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. 1,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7.

The Company may be in default under several of its new derivative financial instruments for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission by now. It is the intent of the Company to pay back all derivative securities prior to December 31, 2019 and is in negotiation for a term loan to do so. In addition, the Company is in negotiation to not have to file a Form S-1registrations statement to register certain underlying shares of common stock for warrants that were issued with the derivative securities. Otherwise, the Company may have to file a Form S-1 to register these underlying common shares.

(3) One Factoring Agreement with full recourse, due February 28, 2020, as amended, was established in June 2016 with a company that is controlled by a shareholder and is personally guaranteed by an officer of the Company. The Factoring Agreement is such that the Company pays a discount of 2% per each 30-day period for each advance received against accounts receivable or future billings. The Company was advanced funds from the Factoring Agreement for which $101,244 in principal remained unpaid as of September 30, 2019 and December 31, 2018.

Another factoring agreement was entered into dated May 8, 2019 with Advantage Capital Funding. $527,000 was actually funded to the Company with a promise to pay $18,840 per week for 40 weeks until a total of $753,610 is paid. $310,867 remains outstanding under this factoring agreement as of September 30, 2019.

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 3.8% as of September 30, 2019, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling 85,120 (see Note 7) and is due, as amended, February 28, 2020.

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

On September 1, 2018, the Company closed on its acquisition of Blue Collar. Part of the acquisition included a promissory note of $1,600,000 (fair value of $1,533,217, net of a discount to fair value of $66,783 which is being amortized through expense through the due date of May 1, 2019) and interest at 3% from the date of closure. $19,275 was amortized as interest expense in the nine months ended September 30, 2019. The promissory note is secured by the assets of Blue Collar.

(6) The shareholder debt represents funds given to TPTG or subsidiaries by officers and managers of the Company as working capital. There are no written terms of repayment or interest that is being accrued to these amounts and they will only be paid back, according to management, if cash flows support it. They are classified as current in the balance sheets.

During the nine months ended September 30, 2019, the Company borrowed $50,000 from a related party for working capital with no written terms. This was paid back prior to September 30, 2019 with $7,000 representing interest on the funds.

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

The derivative liability as of September 30, 2019, in the amount of $5,255,932 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2019. There were no derivative financial instruments as of December 31, 2018.

Debt Derivative Liabilities
Balance, December 31, 2018	$---
Debt discount from initial derivative	1,774,000
Initial fair value of derivative liabilities	2,601,631
Change in derivative liability from conversion of notes payable	(90,175)
Change in fair value of derivative liabilities at end of period	970,476
Balance, September 30, 2019	$5,255,932
Derivative expense for the nine months ended September 30, 2019	$3,572,107

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

As of September 30, 2019, the Company marked to market the fair value of the debt derivatives and determined a fair value of $5,255,932 ($5,185,446 from the convertible notes and $70,486 from the warrants) in Note 5 (2) above. The Company recorded a loss from change in fair value of debt derivatives of $3,572,107 for the nine months ended September 30, 2019. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 178.2% to 278.9%, (3) weighted average risk-free interest rate of 1.55% to 1.88% (4) expected life of 0.72 to 5.0 years, and (5) the quoted market price of $0.045 to $0.098 for the Company’s common stock.

See Financing lease arrangements in Note 8.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of September 30, 2019, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

Series A Convertible Preferred Stock

In February 2015, the Company designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock.

The Series A Preferred Stock was designated in February 2016, has a par value of $.001, is redeemable at the Company’s option at $100 per share, is senior to any other class or series of outstanding Preferred Stock or Common Stock and does not bear dividends. The Series A Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and amended, of an amount equal to amounts payable owing, including contingency amounts where Holders of the Series A have personally guaranteed obligations of the Company. Holders of the Series A Preferred Stock shall, collectively have the right to convert all of their Series A Preferred Stock when conversion is elected into that number of shares of Common Stock of the Company, determined by the following formula: 60% of the issued and outstanding Common Shares as computed immediately after the transaction for conversion. For further clarification, the 60% of the issued and outstanding common shares includes what the holders of the Series A Preferred Stock may already hold in common shares at the time of conversion. The Series A Preferred Stock, collectively, shall have the right to vote as if converted prior to the vote to an number of shares equal to 60% of the outstanding Common Stock of the Company.

In February 2015, the Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock to Stephen Thomas, Chairman, CEO and President of the Company, valued at $3,117,000 for compensation expense.

Series B Convertible Preferred Stock

In February 2015, the Company designated 3,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock. There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2019.

The Series B Preferred Stock was designated in February 2015, has a par value of $.001, is not redeemable, is senior to any other class or series of outstanding Preferred Stock, except the Series A Preferred Stock, or Common Stock and does not bear dividends. The Series B Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and currently the Series A Preferred Stock, and of an amount equal to $2.00 per share. Holders of the Series B Preferred Stock have a right to convert all or any part of the Series B Preferred Shares and will receive and equal number of common shares at the conversion price of $2.00 per share. The Series B Preferred Stockholders have a right to vote on any matter with holders of Common Stock and shall have a number of votes equal to that number of Common Shares on a one to one basis.

Series C Convertible Preferred Stock

In May 2018, the Company designated 3,000,000 shares of Preferred Stock as Series C Convertible Preferred Stock. There are no shares of Series C Convertible Preferred Stock outstanding as of September 30, 2019.

The Series C Preferred Stock was designated in May 2018, has a par value of $.001, is not redeemable, is senior to any other class or series of outstanding Preferred Stock, except the Series A and Series B Preferred Stock, or Common Stock and does not bear dividends. The Series C Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and currently the Series A and B Preferred Stock, and of an amount equal to $2.00 per share. Holders of the Series C Preferred Stock have a right to convert all or any part of the Series C Preferred Shares and will receive an equal number of common shares at the conversion price of $0.15 per share. The Series C Preferred Stockholders have a right to vote on any matter with holders of Common Stock and shall have a number of votes equal to that number of Common Shares on a one to one basis.

Common Stock and Capital Contributions

As of September 30, 2019, we had authorized 1,000,000,000 shares of Common Stock, of which 139,027,625 common shares are issued and outstanding.

Common Stock Contributions Related to Acquisitions

Effective November 1 and 3, 2017, an officer of the Company contributed 9,765,000 shares of restricted Common Stock to the Company for the acquisition of Blue Collar and HRS. These shares were subsequently issued as consideration for these acquisitions in November 2017. In March 2018, the HRS acquisition was rescinded and 3,625,000 shares of common stock are being returned by the recipients. The other transaction involved 6,500,000 shares for the acquisition of Blue Collar which closed in 2018. As such, as of September 30, 2019 the 3,265,000 shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

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

During the year ended December 31, 2018, the Company also entered into a twelve-month general consulting agreement with a third party to provide general business advisory services to be rendered through September 30, 2019 for 1,000,000 restricted shares of common stock and 1,000,000 options to purchase restricted common shares at $0.10 per share for 36 months from the time of grant. The fair value of the common shares granted was based on the Company’s stock price of $0.155 per share, or $155,000 of which $34,444 was expensed during the nine months ended September 30, 2019 for the portion of service term completed during this period.

For these two agreements, the underlying stock for the stock options are intended to come from the contribution of stock by an officer of the Company. During the nine months ended September 30, 2019, the Company recorded $140,670 as stock-based compensation related to these agreements.

Common Stock Payable Issued for Expenses and Liabilities

As of September 30, 2019, 16,667 of common shares were subscribed to in 2018 for a note payable of $2,000.

In 2018, a majority of the outstanding voting shares of the Company voted through a consent resolution to support a consent resolution of the Board of Directors of the Company to add two new directors to the Board. As such, Arkady Shkolnik and Reginald Thomas (family member of CEO) were added as members of the Board of Directors. The total members of the Board of Directors after this addition is four. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive $25,000 per quarter and 5,000,000 shares of restricted common stock valued at approximately $692,500 vesting quarterly over twenty-four months. The quarterly cash payments of $25,000 will be paid in unrestricted common shares if the Company has not been funded adequately to make such payments. Mr. Thomas is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded. As of September 30, 2019, $97,500 and $30,000 has been accrued in the balance sheet for Mr. Shkolnik and Mr. Thomas, respectively. For the nine months ended September 31, 2019 and 2018, $409,688 and $91,042, respectively, have been expensed under these agreements.

Stock Options

	Options Outstanding	Vested	Vesting Period	Exercise Price Outstanding and Exercisable	Expiration Date
December 31, 2017	93,120	93,120	100% at issue	$0.05 to $0.22	12-31-19
Granted	3,000,000	—	12 to 18 months	$ 0.10	2-28-20 to 3-20-21
December 31, 2018	3,093,120	1,954,230		$0.05 to $0.22	12-31-19 to 3-20-21
Granted	—
September 30, 2018	3,093,120	2,176,453		$0.05 to $0.22	12-31-19 to 3-20-21

Stock options to purchase approximately 3,093,120 shares of common stock of the Company are outstanding as of September 30, 2019 related to debt issuances (see Note 5) at prices ranging from $0.05 to $0.22 per share.

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

During the nine months ended September 30, 2019, the Company recorded $140,670 as stock-based compensation related to the stock options and the related service period for which services have been rendered.

Common Stock Reservations

The Company has reserved 1,000,000 shares of Common Stock of the Company for the purpose of raising funds to be used to pay off debt described in Note 5.

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employee and consultants as consideration for services rendered and that will be rendered to the Company.

There are Transfer Agent common stock reservations that have been approved by the Company relative to the outstanding derivative financial instruments, the outstanding Form S-1 Registration Statement and general treasury of 411,244,492 as of September 30, 2019. Subsequent to September 30, 2019 this was increased to 856,342,464.

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

The warrants issued were considered derivative liabilities valued at $70,046 of the total $5,255,932, derivative liabilities as of September 30, 2019. See Note 5.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses as of September 30, 2019 and December 31, 2018:

	2019	2018
Accounts payable:
Related parties (1)	$1,022,036	$741,577
General operating	3,269,735	3,036,601
Credit card balances	258,647	246,949
Accrued interest on debt	642,258	306,319
Accrued expenses	565,990	33,062
Taxes and fees payable	633,357	629,462
Total	$6,392,023	$4,993,970

(1)	Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.

Lease Arrangements

We have various non-cancelable lease agreements for certain of our tower locations with original lease periods expiring between 2019 and 2044. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Certain of the arrangements contain escalating rent payment provisions.

Lease Cost – As of September 30, 2019, operating lease right-of-use assets and liabilities arising from operating leases were $4,240,823 and $4,283,887, respectively. During the nine months ended September 30, 2019, cash paid for amounts included for the measurement of lease liabilities was $1,074,604 and the Company recorded operating lease expense of $1,074,604.

Lease Term and Discount Rate - The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

Weighted average lease term	6 years
Discount Rate	12%

Maturity of Lease Liabilities - The following represents future minimum lease payments by year and the present value of the minimum payments as of  September 30, 2019 as follows:

For the years ended
2019- remaining	$623,978
2020	1,994,924
2021	1,331,810
2022	832,664
2023	316,946
Thereafter	193,175
Total lease payments	$5,293,497
Less imputed interest	(1,009,610)
Present value of minimum lease payments	$4,283,887

Financing lease obligations not included in the above calculations are as follows as of September 30, 2019:

Obligation	2019	In Default	Accrued Interest	Total
Telecom Equipment Finance (1)	$449,103	—	170,440	$619,543
Telecommunications Equipment (2)	—	101,347	36,903	138,250
Production Equipment Lease (3)	---	—	—	---
Total	$449,103	101,347	207,343	$757,793

(1) The Telecom Equipment Lease is with an entity owned and controlled by shareholders of the Company and is due February 28, 2020, as amended.

(2) The Telecommunications Equipment Lease requires payments of $3,702 per month and is in default. See discussion below in Other Commitments and Contingencies. In December 2017, the Company learned that the telecommunications equipment lease identified herein for $101,347 was included in a default judgement in a non-jurisdictional state of Pennsylvania for $169,474 from a lawsuit by the lessor. Management is working with the lessor to settle this matter including a proposal for the equipment to be returned to the lessor and then a negotiated amount for any deficiency between the value given for the retired equipment and the $101,347. When concluded, management does not believe the results will be significantly different than the liability of $101,347 and accrued fees and interest of $36,903 recorded.

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

As of September 30, 2019, the Company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of amounts owed. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of September 30, 2019 and does not believe the outcome of the dispute will have a material effect on the financial position of the Company.

NOTE 9 – RELATED PARTY ACTIVITY

The Company entered into a lease for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The Company has paid $23,641 and $21,267 in rent and utility payments for this space for the nine months ended September 30, 2019 and 2018, respectively.

There are shares issuances and capital contributions from an officer of the Company. See Note 7. Also, there are debt and balances outstanding due to shareholders and other related parties of the Company of $1,022,036 and $741,577, respectively, as of September 30, 2019 and December 31, 2018 related to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Notes 7 and 8.

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

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are comprised of the following:
September 30, 2019

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$2,297,200	(1,438,736)	858,464	3-10
Developed Technology	$6,105,600	(1,567,873)	4,537,727	9
Film Library	$957,000	(86,850)	870,150	11
Trademarks and Tradenames	$132,000	(12,221)	119,779	12
Favorable Leases	$95,000	(8,480)	86,520	3
	$9,586,800	(3,114,160)	6,472,640

Goodwill	$1,121,361	—	1,121,361	—

Amortization expense was $643,942 and $551,723 for the nine months ended September 30, 2019 and 2018, respectively.

December 31, 2018

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$1,947,200	(1,374,933)	572,267	3-10
Developed Technology	$6,105,600	(1,059,070)	5,046,530	9
Film Library	$957,000	(32,700)	924,300	11
Trademarks and Tradenames	$132,000	(3,515)	128,485	12
	$9,141,800	(2,470,218)	6,671,582

Goodwill	$924,361	—	924,361	—

Remaining amortization of the intangible assets as of September 30, 2019 is as follows:

	2019	2020	2021	2022	2023	Beyond
Customer Base	$26,384	$103,455	$103,455	$103,455	$103,455	$418,260
Developed Technology	169,601	678,404	678,404	678,404	678,404	1,654,510
Film Library	18,050	87,000	87,000	87,000	87,000	504,100
Trademarks and Tradenames	2,902	11,000	11,000	11,000	11,000	72,877
Favorable Leases	5,088	20,352	20,352	20,352	20,352	24
Total	$222,025	$900,211	$900,211	$900,211	$900,211	$2,649,771

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to September 30, 2019, Geneva Roth converted another $28,000 of principal into 3,129,911 shares of common stock of the Company leaving a principal balance of zero for the March 15, 2019 Securities Purchase Agreement. See Note 7.

In addition, subsequent to September 30, 2019, Auctus converted another $3,930 of accrued interest into 1,500,000 shares of common stock of the Company. See Note 7.

Subsequent events were reviewed through the date the financial statements were issued.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2019, we had an accumulated deficit totaling $27,341,287. This raises substantial doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

During the three months ended September 30, 2019, we recognized total revenues of $3,617,500 compared to the prior period of $201,475. The increase is attributed to the acquisition of the assets of SpeedConnect on May 7, 2019 and Blue Collar September 1, 2018.

Gross profit (loss) for the three months ended September 30, 2019 was $1,442,803 compared to $(113,090) for the prior period. The increase of $1,555,893 is largely attributable to the acquisition of the assets of SpeedConnect and Blue Collar.

During the three months ended September 30, 2019, we recognized $1,707,528 in operating expenses compared to $1,089,155 for the prior period. The increase of $618,373 was in large part attributable to the acquisition of the assets of SpeedConnect and Blue Collar.

Derivative benefit of $4,533,794 results from the accounting for derivative financial instruments during the three months ended September 30, 2019.

Interest expense increased for the three months ended September 30, 2019 compared to the prior period by $1,208,156. Increases from higher interest rates and increased debt, including very debt classified as derivative financial instruments and the resulting accounting of those considered in default was the primary reason for the increase.

During the three months ended September 30, 2019, we recognized a net income of $2,986,798 compared to a loss of $1,282,055 for the prior period. The difference of $4,268,853 was primarily a result of the derivative benefit of $4,533,794 offset by interest expense increases recorded from the accounting and valuation of debt classified as derivative financial instruments.

For the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

During the nine months ended September 30, 2019, we recognized total revenues of $6,207,431 compared to the prior period of $640,704. The increase is attributed to the acquisition of the assets of SpeedConnect on May 7, 2019 and Blue Collar September 1, 2018.

Gross profit (loss) for the nine months ended September 30, 2019 was $2,282,418 compared to $(194,320) for the prior period. The increase of $2,476,738 is largely attributable to the acquisition of the assets of SpeedConnect and Blue Collar.

During the nine months ended September 30, 2019, we recognized $4,688,962 in operating expenses compared to $2,955,170 for the prior period. The increase of $1,733,792 was in large part attributable to the acquisition of the assets of SpeedConnect and Blue Collar.

Derivative expense of $3,572,107 results from the accounting for derivative financial instruments during the nine months ended September 30, 2019.

Interest expense increased for the nine months ended September 30, 2019 compared to the prior period by $2,407,053. Increases from higher interest rates and increased debt, including very debt classified as derivative financial instruments and the resulting accounting of those considered in default was the primary reason for the increase.

During the nine months ended September 30, 2019, we recognized a net loss of $8,538,360 compared to $3,307,841 for the prior period. The increase in the loss of $5,230,519 was primarily a result of the derivative expense of $3,572,107 and interest expense of $2,565,404 in large part from the accounting and valuation of debt classified as derivative financial instruments and the resulting accounting of those considered in default.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operating activities were not enough to support all working capital requirements for the nine months ended September 30, 2019 and 2018. Financing activities described below have helped with working capital and other capital requirements. We incurred $8,538,360 and $3,307,841, respectively, in losses, and we used $1,032,989 and $836,228, respectively, in cash for operations for the nine months September 30, 2019 and 2018. Cash flows from financing activities were $2,027,422 and $774,715 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2019, the total debt or financing arrangements was $13,694,015, of which $91,618 or less than 1% of total current liabilities is past due. As of September 30, 2019, financing lease arrangements are in the amount of $550,450, of which 101,815 is in default. Our inability to renegotiate our indebtedness may cause lien holders to obtain possession of a good portion of our assets which would significantly alter our ability to generate revenues and obtain any additional financing. There are some of our derivative financial instruments which are being accounting for as in default. These represent 4,708,524 or 15% of total liabilities as of September 30, 2019.

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

Our industry is characterized by rapid change resulting from technological advances and new services offerings. Certain competitors have substantially greater capital resources, larger customer bases, larger sales forces, greater marketing and management resources, larger research and development staffs and larger facilities than we do and have more established reputations with our target customers, as well as distribution channels that are entrenched and may be more effective than ours. Competitors may develop and offer technologies and products that are more effective, have better features, are easier to use, are less expensive and/or are more readily accepted by the marketplace than our offerings. Their products could make our technology and service offerings obsolete or noncompetitive. Competitors may also be able to achieve more efficient operations and distribution than ours may be able to and may offer lower prices than we could offer profitably. We may decide to alter or discontinue aspects of our business and may adopt different strategies due to business or competitive factors or factors currently unforeseen, such as the introduction by competitors of new products or services technologies that would make part or all of our service offerings obsolete or uncompetitive.

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

We offer telephone services over our broadband network and continue to develop and deploy interconnected VoIP services. The FCC has required that competitive telephone companies that support VoIP services, such as those that we offer to our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can operate in the market. However, the scope of these interconnection rights is being reviewed in a current FCC proceeding, which may affect our ability to compete in the provision of telephony services or result in additional costs. It remains unclear precisely to what extent federal and state regulators will subject VoIP services to traditional telephone service regulation. Expanding our offering of these services may require us to obtain certain authorizations, including federal and state licenses. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. The FCC has already extended certain traditional telecommunications requirements, such as E911 capabilities, Universal Service Fund contribution, Communications Assistance for Law Enforcement Act ("CALEA"), measures to protect Customer Proprietary Network Information, customer privacy, disability access, number porting, battery back-up, network outage reporting, rural call completion reporting and other regulatory requirements to many VoIP providers such as us. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs and may otherwise materially adversely impact our operations. In 2011, the FCC released an order significantly changing the rules governing intercarrier compensation for the origination and termination of telephone traffic between interconnected carriers. These rules have resulted in a substantial decrease in interstate compensation payments over a multi-year period. The FCC is currently considering additional reforms that could further reduce interstate compensation payments. Further, although the FCC recently declined to impose additional regulatory burdens on certain point to point transport ("special access") services provided by cable companies, that FCC decision has been appealed by multiple parties. If those appeals are successfully, there could be additional regulatory burdens and additional costs placed on these services.

We may engage in acquisitions and other strategic transactions and the integration of such acquisitions and other strategic transactions could materially adversely affect our business, financial condition and results of operations.

Our business has grown significantly as a result of acquisitions, including the Acquisitions, which entail numerous risks including:

●distraction of our management team in identifying potential acquisition targets, conducting due diligence and negotiating acquisition agreements;
●difficulties in integrating the operations, personnel, products, technologies and systems of acquired businesses;
●difficulties in enhancing our customer support resources to adequately service our existing customers and the customers of acquired businesses;
●the potential loss of key employees or customers of the acquired businesses;
●unanticipated liabilities or contingencies of acquired businesses;
●unbudgeted costs which we may incur in connection with pursuing potential acquisitions which are not consummated;
●failure to achieve projected cost savings or cash flow from acquired businesses, which are based on projections that are inherently uncertain;
●fluctuations in our operating results caused by incurring considerable expenses to acquire and integrate businesses before receiving the anticipated revenues expected to result from the acquisitions; and
●difficulties in obtaining regulatory approvals required to consummate acquisitions.

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

The broadband communications industry has undergone significant technological development over time and these changes continue to affect our business, financial condition and results of operations. Such changes have had, and will continue to have, a profound impact on consumer expectations and behavior. Our video business faces technological change risks as a result of the continuing development of new and changing methods for delivery of programming content such as Internet-based delivery of movies, shows and other content which can be viewed on televisions, wireless devices and other developing mobile devices. Consumers' video consumption patterns are also evolving, for example, with more content being downloaded for time-shifted consumption. A proliferation of delivery systems for video content can adversely affect our ability to attract and retain subscribers and the demand for our services and it can also decrease advertising demand on our delivery systems. Our broadband business faces technological challenges from rapidly evolving wireless Internet solutions. Our telephony service offerings face technological developments in the proliferation of telephony delivery systems including those based on Internet and wireless delivery. If we do not develop or acquire and successfully implement new technologies, we will limit our ability to compete effectively for subscribers, content and advertising. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect from the introduction of our home communications hub, or that it will be rolled out across our footprint in the timeframe we anticipate. In addition, we may be required to make material capital and other investments to anticipate and to keep up with technological change. These challenges could adversely affect our business, financial condition and results of operations.

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

If our subscribers do not accept the differences between our VoIP telephony services and traditional telephone service, they may not adopt or keep our VoIP telephony services or our other services or may choose to retain or return to service provided by traditional telephone companies. Because VoIP telephony services represent an important aspect of our business strategy, failure to achieve subscribers’ acceptance of our VoIP telephony services may adversely affect our prospects, results of operations and the trading price of our shares.

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

Cash flows generated from operating activities were not enough to support all working capital requirements for the nine months ended September 30, 2019 and 2018. Financing activities described below have helped with working capital and other capital requirements. We incurred $8,538,360 and $3,307,841, respectively, in losses, and we used $1,032,989 and $836,228, respectively, in cash for operations for the nine months September 30, 2019 and 2018. Cash flows from financing activities were $2,027,422 and $774,715 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2019, we had options outstanding to purchase 3,093,120 shares of common stock of the Company.

As of September 30, 2019, we had warrants outstanding to purchase 3,333,333 shares of common stock of the Company.

As of September 30, 2019, we had convertible promissory notes outstanding that were convertible into 125,654,896common shares.

In addition, the Series A and B preferred stocks outstanding are convertible into common shares of 141,825,420 and 2,588,693, respectively as of September 30, 2019.

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

We, from time to time rely on the sales force of third-party sales organizations with support from our own selling resources. The third-party relationships and internal organization are not fully developed at this time and must be developed. We may not be able to hire effective inside salespeople to help our third-party sales organizations close sales. There is no assurance that any approaches will improve sales. Further, using only a direct sales force would be less cost-effective than our plan to use third-party sales organizations. In addition, a direct sales model may be ineffective if we were unable to hire and retain qualified salespeople and if the sales force fails to complete sales. Moreover, even if we successfully implement our business strategy, we may not have positive operating results. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors.

Our growth may be affected adversely if our sales of products and services are negatively affected by competition or other factors.

The growth of our business is dependent, in large part, upon the development of sales for our services and product offerings. Market opportunities that we expect to exist may not develop as expected, or at all. For example, a substantial percentage of our service offerings is oriented around data access. If lower cost alternatives are developed, our sales would decrease, and our operating results would be negatively affected. Moreover, even if market opportunities develop as expected, new technologies and services offerings introduced by competitors may significantly limit our ability to capitalize on any such market opportunity. Our failure to capitalize on expected market opportunities would adversely affect revenue growth.

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

The shares of our common stock may be thinly traded on the OTC Market, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of our Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During 2019, the Company consummated Securities Purchase Agreements dated March 15, 2019, April 12, 2019, May 15, 2019, June 6, 2019 and August 22, 2019 with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) for the purchase of convertible promissory notes in the amounts of $68,000, $65,000, $58,000,$53,000 and $43,000 (“Geneva Roth Convertible Promissory Notes”). The Geneva Roth Convertible Promissory Notes are due one year from issuance, pays interest at the rate of 12% (principal amount increases 150%-200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to the maturity date or date of default to convert all or any part of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 61% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date.   The Geneva Roth Convertible Promissory Notes may be prepaid in whole or in part of the outstanding balance at 125% to 140% up to 180 days from origination. During September 2019, Geneva Roth converted a total of $40,000 of principal of the March 15, 2019 Securities Purchase Agreement into 1,073,721 shares of common stock of the Company leaving an outstanding principal balance on the March 15, 2019 Securities Purchase Agreement of $28,000. Subsequent to September 30, 2019, Geneva Roth converted another $28,000 of principal into 3,129,911 shares of common stock of the Company leaving a principal balance of zero for the March 15, 2019 Securities Purchase Agreement.

On March 25, 2019, the Company consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 Convertible Promissory Note (“Auctus Convertible Promissory Note”). The Auctus Convertible Promissory Note is due December 18, 2019, pays interest at the rate of 12% (24% default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date or at the effective date of the registration of the underlying shares of common stock, which the holder has registration rights for, to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lessor of the lowest trading price during the previous 25 trading days prior the date of the Auctus Convertible Promissory Note or 50% multiplied by the average of the two lowest trading prices for the common stock during the previous 25 trading days prior to the applicable conversion date. The Auctus Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Auctus converted $21,100 of accrued interest into 1,000,000 shares of common stock of the Company during September 2019. Subsequent to September 30, 2019, Auctus converted another $3,930 of accrued interest into 1,500,000 shares of common stock of the Company. 2,000,000 warrants were issued in conjunction with the issuance of this debt.

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

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note is due June 11, 2020, pays interest at the rate of 12% (principal amount increases 200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. The EMA Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. 1,000,000 warrants were issued in conjunction with the issuance of this debt.

The Company may be in default under several of its new derivative financial instruments for not having filed a Form S-1 with the Securities and Exchange Commission by now. It is the intent of the Company to payback all derivative securities prior to December 31, 2019 and is in negotiation for a term loan to do so. In addition, the Company is in negotiation to not have to file a Form S-1 for certain underlying shares of common stock for warrants that were issued with the derivative securities. Otherwise, the Company may have to file a Form S-1 to register these underlying common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company may be in default under several of its new derivative financial instruments for not having filed a Form S-1 with the Securities and Exchange Commission by now. It is the intent of the Company to payback all derivative securities prior to December 31, 2019 and is in negotiation for a term loan to do so. In addition, the Company is in negotiation to not have to file a Form S-1 for certain underlying shares of common stock for warrants that were issued with the derivative securities. Otherwise, the Company may have to file a Form S-1 to register these underlying common shares.

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