Form 10-K
period 2019-12-31
TPT GLOBAL TECH, INC.
filed 2020-04-14
CIK 1661039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

333-222094
Commission file number

TPT Global Tech, Inc.
(Exact name of registrant as specified in its charter)

Florida	81-3903357
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

501 West Broadway, Suite 800 San Diego, CA	92101
(Address of principal executive offices)	(Zip Code)

(619) 301-4200
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

_______________________
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
☒ Yes   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes   ☒ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at June 30, 2019, computed by reference to the price at which the common equity was last sold ($0.11), as of the last business day of the registrant’s most recently completed fiscal quarter (June 30, 2019), was $8,981,906.

As of April 9, 2020, there were approximately 793,198,634 common shares, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None.

PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

●	risks related to our operations and

●	other risks and uncertainties related to our business plan and business strategy.

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

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2019, our last fiscal year.

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

HISTORY

We were originally incorporated in 1988 in the state of Florida. TPT Global, Inc., a Nevada corporation formed in June 2014, merged with Ally Pharma US, Inc., a Florida corporation, (“Ally Pharma”, formerly known as Gold Royalty Corporation) in a “reverse merger” wherein Ally Pharma issued 110,000,000 shares of Common Stock, or 80% ownership, to the owners of TPT Global, Inc. and Ally Pharma changed its name to TPT Global Tech, Inc. In 2014, we acquired all the assets of K Telecom and Wireless LLC (“K Telecom”) and Global Telecom International, LLC (“Global Telecom”). Effective January 31, 2015, we completed our acquisition of 100% of the outstanding stock of Copperhead Digital Holdings, Inc. (“Copperhead Digital”) and Subsidiaries, TruCom, LLC (“TruCom”), Nevada Utilities, Inc. (“Nevada Utilities”) and CityNet Arizona, LLC (“CityNet”). In October 2015, we acquired the assets of both Port2Port, Inc. (“Port2Port”) and Digithrive, Inc. (“Digithrive”). Effective September 30, 2016, we acquired 100% ownership in San Diego Media, Inc. (“SDM”). In December 2016, we acquired the Lion Phone technology. In October and November 2017, we entered into agreements to acquire Blue Collar, Inc. (“Blue Collar”), and certain assets of Matrixsites, Inc. (“Matrixsites”) which we have completed. On May 7, 2019, we completed the acquisition of a majority of the assets of SpeedConnect, LLC, which assets were conveyed into our wholly owned subsidiary TPT SpeedConnect, LLC (”TPT SC” or “TPT SpeedConnect”) which was formed on April 16, 2019.

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

We anticipate needing an estimated $54,000,000 in capital to continue our business operations and expansion. We do not have all committed sources for these additional funds and will need to be obtained through debt or equity placements or a combination of those. We do not have a committed source of those funds.

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

To date we have generated revenues primarily through operating as a Competitive Local Exchange Carrier (“CLEC”) in Arizona and starting in 2019, as an Internet Service Provider. Our primary revenues in 2019 and 2018 are primarily from telecommunications services and products, including interest sales.

Our operating divisions historically have been those that sell telecommunications services and those that sale telecommunications products, including internet sales starting in 2019. Cloud based services assets were acquired in 2016 and are intended to be more of a contributing factor to revenues in 2020 and forward.

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

San Diego Media Division

San Diego Media, Inc. (“SDM”) is an established Southern California based software engineering and Internet e-commerce marketing services company that provides enterprise-class integrated solutions for manufacturers, retailers, and distributors focused on developing solutions for companies seeking online growth and profitability.

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

TPT SpeedConnect: ISP and Telecom

On May 7, 2019, the Company completed the acquisition of substantially all of the assets of SpeedConnect LLC (“SpeedConnect”) for $1.75 million, including the assumption of all contracts and liabilities pertinent to operations, and conveyed them into a wholly-owned subsidiary TPT SpeedConnect. SpeedConnect was founded in 2002 by its CEO John Arthur Ogren and is in its 17th year of operations as a national, predominantly rural, wireless telecommunications residential and commercial Internet Service Provider (ISP). TPT SpeedConnect’s primary business model is subscription based, monthly reoccurring revenues, from wireless delivered, high-speed Internet connections utilizing its company built and owned national network. SpeedConnect also resells third-party satellite Internet, DSL Internet, IP telephony and DISH TV products. This Acquisition closed on May 7, 2019.

SpeedConnect was a privately-held Broadband Wireless Access (BWA) provider. Today, TPT SpeedConnect is one of the nation’s largest rural wireless broadband Internet providers which serves approximately 16,000 residential and commercial wireless broadband Internet customers, in Arizona, Idaho, Illinois, Iowa, Michigan, Montana, Nebraska, South Dakota and Texas.

TPT SpeedConnect is a full-service ISP. The company’s Frankenmuth Michigan back office is run by company employees, and includes, network management, network monitoring and maintenance, significant allocations of registered address in public IP4 and IP6 space, employee based customer service, installation services, automated resources and application based scheduling and tracking, paper, ACH, credit card, and email billing, warehousing, fulfillment, integrated customer premise provisioning, walled garden collections and customer self-restarts, bandwidth usage tracking, integrated, secure, and deep financial and operations dash board reporting, collections, accounting, payables, owned and licensed backhaul, intelligent bandwidth management, consumption rated billing, customer payment portals, and all wrapped in a mature, first hit on all search engines, Internet Brand. The company today services residential and commercial Internet customers over its 220-cellular tower foot-print across 10 Midwestern States.

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

TPT SpeedConnect’s key suppliers include but are not limited to; Great Lakes Data Systems, Juniper, ZTE, Huawei, Cisco, Sandvine, American Tower, SBA Tower, Crown Castle, CenturyLink, SuddenLink, South Dakota Networks, 123 dot net, Genesee Telephone, Air Advantage Fiber, Iron Mountain, ConVergence, CDW, Talley, Tessco, Bursma Electronics, DragonWave, Ceragon Networks, Telrad, Arris, AP, APD, Plante Morran, Fifth Third, Sprint and others.

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

Each of our four divisions contributes to the launch of our global Content delivery platform “ViewMe Live” and creates cross pollinating revenue opportunities and a closed Global E-commerce Eco environment which we believe will help us execute our short- and long-term corporate objectives. Our Content Division which consists of Blue Collar Productions (our TV and Film content Production company) creates original content and in some cases third party content. Once Content has been produced we will then broadcast and delivered that content over our proprietary Mobile TV Platform on our proprietary Trucom Telecommunication Network infrastructure domestically and internationally.

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

All of the back technology or features for ViewMe Live have been developed and we anticipate spending an additional $2,000,000 USD to complete the front-end features which we believe, depending on our funding event, will be six to twelve months.

We have generated revenues in 2018 and 2019 primarily through operating as a Facilities Based Telecommunications Competitive Local Exchange Carrier (“CLEC”) in Arizona and now also as a Broadband Internet provider. The company currently operates an approximate 58 miles Fiber optic ring throughout the greater Phoenix valley offering such services as Basic Residential Phone service, Basic Business phone service, POT’s lines, Basic Fiber Broadband Internet services, Wireless Internet Services, Toll Free 800 services, EFax, Erate, Dedicated T-1 Services, Auto Attendant, SIP Trunks, Mobile and Voip services. These services will continue for the forseeable future weighted heavily towards offering more Wireless Internet services and the Fiber Ring will be transformed into a Private Test facility to be offered for rent to businesses needing a private network to test new products for proof of concept purposes. Since the acquisition of the assets of SpeedConnect in 2019, we operate as a Broadband Wireless Access (BWA) provider and are considered one of the nation’s largest rural wireless broadband Internet providers serving approximately 16,000 residential and commercial wireless broadband Internet customers, in Arizona, Idaho, Illinois, Iowa, Michigan, Montana, Nebraska, South Dakota and Texas.

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

Market Launch - Through our acquisition of View-me Live from Matrixsites, we have acquired the live backend broadcast Network technology for our Global Mobile TV and Social Media platform. Subject to raising capital ($2,000,000) from our fund-raising activities we believe we are six to twelve months from completing the frontend development component to launch its “View-me Live” Mobile APP delivery platform.
Liquidity and Capital Resource Needs

The liquidity and capital resource needs of the Company are $54,000,000 which are comprised of the following:

Equipment purchase and manufacturing	$16,500,000
Content Production	$3,000,000
Marketing	$4,500,000
Debt Retirement and acquisition	$14,300,000
Working Capital	$11,700,000
Anticipated Financing Costs	$4,000,000
$54,000,000

Although the items set forth above indicate management’s present estimate of our use of the net proceeds, we may reallocate the proceeds or utilize them for other corporate purposes. Our actual use of proceeds may vary from these estimates because of a number of factors, including whether we are successful in completing future acquisitions, whether we obtain additional funding, what other obligations have been incurred by us, the operating results of our initial acquisition activities, and whether we are able to operate profitably. If our need for working capital increases, we may seek additional funds through loans or other financing. There are no commitments for any such financing, and there can be no assurance that these funds may be obtained in the future if the need arises.

RECENT ACQUISITIONS OF OPERATING DIVISIONS/SUBSIDIARIES

SpeedConnect Asset Acquisition as of May 7, 2019

On May 7, 2019, the Company completed the acquisition of substantially all of the assets of SpeedConnect LLC (“SpeedConnect”) for $1.75 million, including the assumption of all contracts and liabilities pertinent to operations, and conveyed them into a wholly-owned subsidiary TPT SpeedConnect. SpeedConnect was founded in 2002 by its CEO John Arthur Ogren and is in its 17th year of operations as a national, predominantly rural, wireless telecommunications residential and commercial Internet Service Provider (ISP). SpeedConnect’s primary business model is subscription based, monthly reoccurring revenues, from wireless delivered, high-speed Internet connections utilizing its company built and owned national network. SpeedConnect also resells third-party satellite Internet, DSL Internet, IP telephony and DISH TV products. This Acquisition closed on May 7, 2019.

SpeedConnect was a privately-held Broadband Wireless Access (BWA) provider. Today, TPT SpeedConnect is one of the nation’s largest rural wireless broadband Internet providers which serves over 16,000 residential and commercial wireless broadband Internet customers, in Arizona, Idaho, Illinois, Iowa, Michigan, Montana, Nebraska, South Dakota and Texas.

TPT SpeedConnect is a full-service ISP. The company’s Frankenmuth Michigan back office is run by company employees, and includes, network management, network monitoring and maintenance, significant allocations of registered address in public IP4 and IP6 space, employee based customer service, installation services, automated resources and application based scheduling and tracking, paper, ACH, credit card, and email billing, warehousing, fulfillment, integrated customer premise provisioning, walled garden collections and customer self-restarts, bandwidth usage tracking, integrated, secure, and deep financial and operations dash board reporting, collections, accounting, payables, owned and licensed backhaul, intelligent bandwidth management, consumption rated billing, customer payment portals, and all wrapped in a mature, first hit on all search engines, Internet Brand. The company today services residential and commercial Internet customers over its 220-cellular tower foot-print across 10 Midwestern States.

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

TPT SpeedConnect’s key suppliers include but are not limited to; Great Lakes Data Systems, Juniper, ZTE, Huawei, Cisco, Sandvine, American Tower, SBA Tower, Crown Castle, CenturyLink, SuddenLink, South Dakota Networks, 123 dot net, Genesee Telephone, Air Advantage Fiber, Iron Mountain, ConVergence, CDW, Talley, Tessco, Bursma Electronics, DragonWave, Ceragon Networks, Telrad, Arris, AP, APD, Plante Morran, Fifth Third, Sprint and others.

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

Our products and marketing strategy unifies the various features available in today’s telecommunication environment including:

●
Significant international broadband capacity

●
High quality VoIP communication

●
Cellular/GSM and Wi-Fi wireless convergence

●
IPTV, Content Applications and Financial Services Products

●
Remote network management

●
Sophisticated Prepaid, Wholesale and Retail billing

●
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

San Diego Media

San Diego Media, Inc. (“SDM”) is an established Southern California based software engineering and Internet e-commerce marketing services company that provides enterprise-class integrated solutions for manufacturers, retailers, and distributors focused on developing solutions for companies seeking online growth and profitability. The primary market offering has been MaxEXP®, a proven stable, productivity-enabling proprietary eCommerce platform, built on open-standards technology that empowers companies to deploy and manage eCommerce offerings at lower cost and at less time than required to deploy more conventional high-end solutions.

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

TPT SpeedConnect

On May 7, 2019, the Company completed the acquisition of substantially all of the assets of SpeedConnect LLC (“SpeedConnect”) for $1.75 million, including the assumption of all contracts and liabilities pertinent to operations, and conveyed them into a wholly owned subsidiary TPT SpeedConnect. The Acquisition closed on May 7, 2019. SpeedConnect was founded in 2002 by its CEO John Arthur Ogren and is in its 17th year of operations as a national, predominantly rural, wireless telecommunications residential and commercial Internet Service Provider (ISP). TPT SpeedConnect’s primary business model is subscription based, monthly reoccurring revenues, from wireless delivered, high-speed Internet connections utilizing its company built and owned national network. SpeedConnect also resells third-party satellite Internet, DSL Internet, IP telephony and DISH TV products.

SpeedConnect is a privately-held Broadband Wireless Access (BWA) provider. Today, TPT SpeedConnect is one of the nation’s largest rural wireless broadband Internet providers which serves approximately 16,000 residential and commercial wireless broadband Internet customers, in Arizona, Idaho, Illinois, Iowa, Michigan, Montana, Nebraska, South Dakota and Texas.

TPT SpeedConnect is a full-service ISP. The company’s Frankenmuth Michigan back office is run by company employees, and includes network management, network monitoring and maintenance, significant allocations of registered address in public IP4 and IP6 space, employee based customer service, installation services, automated resources and application based scheduling and tracking, paper, ACH, credit card, and email billing, warehousing, fulfillment, integrated customer premise provisioning, walled garden collections and customer self-restarts, bandwidth usage tracking, integrated, secure, and deep financial and operations dash board reporting, collections, accounting, payables, owned and licensed backhaul, intelligent bandwidth management, consumption rated billing, customer payment portals, and all wrapped in a mature, first hit on all search engines, Internet Brand. The company today services 16,000 residential and commercial Internet customers over its 220-cellular tower foot-print across 10 Midwestern States.

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

TPT SpeedConnect’s key suppliers include but are not limited to; Great Lakes Data Systems, Juniper, ZTE, Huawei, Cisco, Sandvine, American Tower, SBA Tower, Crown Castle, CenturyLink, SuddenLink, South Dakota Networks, 123 dot net, Genesee Telephone, Air Advantage Fiber, Iron Mountain, ConVergence, CDW, Talley, Tessco, Bursma Electronics, DragonWave, Ceragon Networks, Telrad, Arris, AP, APD, Plante Morran, Fifth Third, Sprint and others.

CORPORATE ORGANIZATION CHART

 RECENT DEVELOPMENTS

We agreed to a JV, Technology Licensing and Product distribution agreement with New Orbit Technologies Mexico. New Orbit Technology is controlled by Stephen J. Thomas Founder, CEO & Chairman TPT Global Tech. The two companies will share net profits 50% from the distribution and sale of TPT Global Tech products and services in Mexico. New Orbit Technology Mexico will focus on Smartphone Technology distribution, Digital Media Products and Renewable Energy projects in the country of Mexico. We intend to create a collaboration between TPT Global Tech and New Orbit Mexico whereby our products and services are distributed to Mexico through the New Orbit venture. We believe New Orbit Mexico can be the primary distribution partner for TPT Global Tech products and services in Mexico. To date, no activity has occurred related to this agreement.

Dated September 17, 2019, the Company entered into an agreement with a vendor, which was finalized September 26, 2019, for the acquisition of telecommunication equipment and related services (“Equipment Purchase”). The Equipment Purchase was done on behalf of TPT SpeedConnect and included telecommunication equipment and services to accelerate TPT SC’s campaign to launch 5G Technology to rural America and set the stage to deliver TV, Internet, Media Content and Phone services across 10 Midwestern states utilizing our proprietary telecom infrastructure and mobile media delivery broadcast platform serving approximately 16,000 residential and commercial wireless customers.

Terms of the Equipment Purchase include an aggregate purchase price of $12,340,000 in two phases. Phase 1 is for $560,909 of which $100,000 has be made as a deposit. The remainder is to be paid within 90 days. Phase 1 includes equipment and services expected to be installed in the next 90 to 120 days in TPT SC’s Internet infrastructure. Phase 2 includes $11,779,089 of equipment and services. Phase 2 is dependent on certain factors including the Company obtaining appropriate financing to satisfy the financial obligations within the Equipment Purchase. The Company does not have financing secured for the remainder of Phase 1 or Phase 2 at this time.

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

Based on the above benefit scenarios, we plan to seize the following opportunities:

●
Build superior brand recognition and become recognized as a category leader.
●
Expand the US distribution into all states.
●
Establish distribution internationally.
●
Establish and manage a knowledgeable team of account executives with industry experience.
●
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

We employ marketing, sales and customer service personnel on an as needed basis for specific events to build brand awareness. We use a range of marketing strategies and tactics to build our brand and increase sales, including point-of-sale materials, event sponsorship, in-store and on premise promotions, public relations, and a variety of other traditional and non-traditional marketing techniques to support the sales of all of our products.

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

We believe our competitive advantages are:

●
We believe our ViewMe Live products and services are close to being ready to launch globally
●
We offer 3-15 seconds latency Cellular – 1-5 on Wi-Fi
●
We offer Proprietary Optimizing / Stabilizing software
●
We offer Multi-Channel LIVE and Video on Demand worldwide

●
We offer Patent Pending real time dynamic failover solution called Bulletproof™
●
We have 57 route miles of fiber optic network meshed with a microwave canopy in Phoenix, Arizona
●
We offer our own proprietary voice switching and management platform running least cost routing and real time financial analytics
●
We have over 175 existing USA and International Telephone companies already interconnected to our telecom switches. These customers and vendors are ready made strategic technology distribution partners for our Telecom, Media, and Cloud Services products
●
We offer a Patent Pending Full HD Naked Eye 3D Smartphone

Our Strategy

Our business, marketing, and sales strategy is structured around:

●
Pursuing selective, strategic, distribution relationships combined with cash positive acquisitions to build immediate revenue streams and increase our Company’s network footprint.

●
Utilize the expanded network to offer our Company’s service thereby increasing marginal revenues through the low risk offering of wholesale termination and prepaid services through existing distribution channels, retail stores and E-Commerce both domestically and internationally.

●
Pursuing markets within countries where there is a lower concentration of communications services that will result in initial higher pricing and potential for gross profit.

●
Providing low cost, pricing leading VoIP/GSM value added services through our Company’s next-generation centralized software platform and network.

●
Partnering and developing joint ventures with incumbent networks or government agencies to penetrate local emerging markets in order to build and operate Intranet Network Infrastructures that would move data over a secured network servicing government buildings and agencies, including police, military, hospitals and schools.

Our Intended Marketing Plan and Product Roll Out for 2020 and 2021

●
Satellite radio syndication simulcast with over 25 million domestic U.S. listeners
●
Connected TV partner with over 18 million viewers worldwide.
●
Airline entertainment partnership with over 12 million international viewers.
●
Supported by an international public relations firm.
●
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

●
Portable. We offer the ability to access our network from anywhere within our coverage area without being restricted to a specific location.
●
Simple. Our services are easy to install. After connecting our modem to an ATA or computer and a power source, our wireless broadband service is immediately available and requires no software installation.
●
Fast. We offer speeds that typically exceed legacy cellular networks and are competitive with fixed broadband offerings.
●
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

●
First mover. We are the first company we are aware of to launch a Global Cyber Mobile TV and Social Media Network that incorporates functional feature of the largest Digital Media companies in the world.
●
High barriers to entry. Our issued and pending patents, as well as our proprietary Media platforms and Naked Eye 3D technology trade secrets give us a strong intellectual property position that we believe creates a significant barrier to entry for potential competitors.
●
Broad range of applications for our platform. This allows us to build a deep new product pipeline that creates multiple paths to build a large and profitable business.
●
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
●
Diverse revenue streams including Digital Media partnerships. We anticipate generating significant revenue from our Digital Media platforms. Our Linear Broadcast partners will play a large part in generating revenues from the sale of mobile and social media advertising.
●
Strong senior leadership team. Our founders and senior leaders have experience in building and operating several companies in our business areas. We have phone, network, content, SaaS, product development, and commercialization experience that has enabled us to establish market leadership positions for the companies where we previously were employed.
●
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
●
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
●
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
●
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
●
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

Our Management believes consumers have been waiting for a way to watch their favorite movies in 3D, with the convenience of their phone and gamers can have the leisure of playing their games without taking head gear with them. Our Lion Universe Technology strives to give customers the best possible experience with our Full HD Naked Eye 3D smart phone in the US and Global markets.

We understand the longer we wait the less advantage we might have in our efforts to market.this phone as the market place moves very quickly. We intend to begin marketing this phone in 2020.

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

Our ViewMe Live Technology Plan

We offer VML technology for which we plan to expand marketing. We believe SaaS ViewMe Live (VML) could become a leading Digital Media Mobile TV technology platform in the business-to-business and business-to-consumer markets. Our proprietary software platform can reach a worldwide audience of approximately one billion mobile viewers. VML addresses global mobile distribution of LIVE and Video on Demand (“VOD”) content as a white label Software as a Service (“SaaS”).

VML OTT live streaming technology is similar to what you see with satellite TV such as Dish Network and DirecTV, as well as cable companies. Almost all currently existing live streaming cannot do live broadcast streaming at this level and usually has anywhere from 1 minute to 10 minute delays or continuous buffering, never loading the video. With VML, there is the ability to have “worldwide” access for a live streaming event equal to standard television broadcasting with tens of millions of simultaneous users. We believe that VML is the first technology to be able to achieve this level of live streaming. In emerging countries that do not have fiber, cable and satellite TV, access to VML is simple and cost effective, as long as there is a cellular connection on a 3G network or higher (regardless of provider)[1]. VML aims to provide uninterrupted live streaming on mobile devices without buffering, crashes, pixilation, or audio and video syncing issues. One practical application of this technology is that a viewer can move from a Wi--Fi connection to a 3G connection without interruption. VML has a unique user interface with multi-channel access and built-in social media, and we believe it is unlike anything currently on the market. VML also has the capability to do a Live Linear Broadcast with VOD.VML’s technology has the potential to reduce web content pirating since high quality TV broadcast is now easily accessed worldwide on mobile devices.

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

Our differentiation from web streaming

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

●
Turn key mobile app for telecommunication and media companies for immediate distribution of TV broadcasts on terrestrial, cable and satellite for free or as subscription.
●
Turn key mobile app for free or pay per view live events.
●
Turn key mobile app for digital libraries of content providers.
●
Reseller program with territorial rights.
●
Worldwide analytics on mobile TV content provided to help with target marketing for products and services.
●
Transitions to the automotive industry car play systems.
●
Option to pre---load Master Network App on telecommunication company’s mobile devices such as smart phones and tablets.
●
Pre-load the SaaS white label clients on telecommunication company mobile devices.

Geo Fencing Available (The ability to offer broadcast territories by region or regional Networks)

Our Plan to Act as a Reseller with Territorial Rights –

●
Value Added Reseller (VAR) to telecommunication and media companies.
●
Exclusive rights for a country or region for reselling the white label opportunity.
●
Offer to Telecommunication and media companies OTT digital content as a channel or network.
●
Offer 1 to 1000 channels by territory.
●
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

The Federal Communications Commission has made the following official release about the Restoring Internet Freedom Order:

"The FCC's Restoring Internet Freedom Order, which took effect on June 11, (2018) provides a framework for protecting an open Internet while paving the way for better, faster and cheaper Internet access for consumers. It replaces unnecessary, heavy-handed regulations that were developed way back in 1934 with strong consumer protections, increased transparency, and common-sense rules that will promote investment and broadband deployment. The FCC's framework for protecting Internet freedom has the following key parts:

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

Removes Unnecessary Regulations to Promote Broadband Investment

The Internet wasn't broken in 2015, when the previous FCC imposed 1930s-era regulations (known as "Title II") on Internet service providers. And ironically, these regulations made things worse by limiting investment in high-speed networks and slowing broadband deployment. Under Title II, broadband network investment dropped more than 5.6% -- the first time a decline has happened outside of a recession. The effect was particularly serious for smaller Internet service providers (fixed wireless companies, small-town cable operators, municipal broadband providers, electric cooperatives, and others) that don't have the resources or lawyers to navigate a thicket of complex rules  "

The items listed in this internet Order are for carriers such as Century Link, which is our contract internet provider, and we are in compliance with the areas that we are responsible for which are few. We generate the last mile of internet service but we are actually a reseller of Century Link services as they provide the bandwidth to us.

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

COMPANY SPONSORED RESEARCH AND DEVELOPMENT

We are not conducting any research.

NUMBER OF PERSONS EMPLOYED

We have approximately 50 employees who work approximately 45 hours per week. All officers work approximately 60 hours per week. Directors work as needed.

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

PLAN OF OPERATIONS

Our first quarter operations for 2020 was consistent with operations for 2019. However, we intend to expend significant funds after our intended funding event as follows:

Time Period		Description	$ Amount
2nd Quarter 2020		Expand Sales of products and services organically and through acquisitions. Raise additional capital through offering of common stock or loans to support sales growth strategy and debt payments. Equipment purchases and debt restructuring.	$18,950,000

3rd Quarter 2020		Sales expansion through Media, Telecom, SaaS, and Content Product Releases and Acquisitions. Equipment purchases.	$11,850,000

4th Quarter 2020		Expansion of national and international sales and acquisitions. Equipment purchases.	$8,500,000

1st Quarter 202	1	Additional acquisitions and development costs marketing capital to launch our mobile banking division. Equipment purchases.	$14,700,000

Our Budget for operations in the next year is as follows:

Working Capital	$9,200,000
Marketing	$4,500,000
Legal, Audit and Accounting	$500,000
Fees, rent, travel, marketing and general & administrative expenses	$2,000,000
$16,200,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Based on our current cash reserves of approximately $200,000 as of December 31, 2019, we do not have the cash for the operational budget going forward.  If we are unable to generate enough revenue, to cover our operational costs, we will need to seek additional sources of funds.  Currently, we have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2019, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

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

As of December 31, 2019, the total debt or financing arrangements was $13,666,866, of which $1,320,699 or approximately 10% of total current liabilities is past due. As of December 31, 2019, the Company had financing lease liability-related amounts of $626,561. Our inability to renegotiate our indebtedness may cause lien holders to obtain possession of a good portion of our assets which would significantly alter our ability to generate revenues and obtain any additional financing.

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

COVID-19 effects on the economy may negatively affect our Company business.

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus.

As the COVID-19 pandemic is complex and rapidly evolving, the Company's business may be negatively affected for a sustained time frame. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.

RISK FACTORS RELATED TO OUR STOCK

We may not be able to successfully implement our business strategy without substantial additional capital. Any such failure may adversely affect the business and results of operations.

Unless we can generate revenues sufficient to implement our Business Plan, we will need to obtain additional financing through debt or bank financing, or through the sale of shareholder interests to execute our Business Plan. We expect to need $54,000,000 in the next twelve months in capital or loans to complete our plans and operations. We may not be able to obtain this financing at all. We have not sought commitments for this financing, and we have no terms for either debt or equity financing, and we realize that it may be difficult to obtain on favorable terms. Moreover, if we issue additional equity securities to support our operations, Investor holdings may be diluted. Our business plans are at risk if we cannot continually achieve additional capital raising to complete our plans.

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

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2019 and 2018. Financing activities described below, have helped with working capital and other capital requirements. We incurred $14,028,165 and $5,377,489, respectively, in losses, and we used $328,251 and $916,407, respectively, in cash for operations for the years ended December 31, 2019 and 2018. Cash flows from financing activities were $1,390,538 and $871,199 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On February 25, 2020, the Company entered into another factoring agreement with Advantage Capital Funding (“2020 Factoring Agreement”). The balance to be purchased and sold is $716,720 for which the Company received $500,000, net of fees. Under the 2020 Factoring Agreement, the Company will pay $14,221 per week for 50 weeks.

On February 14, 2020, the Company agreement to a Secured Promissory Note with a third party for $90,000. The Secured Promissory Note is secured by the assets of the Company and is due June 14, 2020 or earlier in case the Company is successful in raising other monies and carries an annual interest charge of 10% payable with the principal. The Secured Promissory Note is also convertible at the option of the holder into an equivalent amount of Series D Preferred Stock.

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

We have options issued and outstanding, convertible promissory notes and preferred stock that is convertible into common stock. A conversion of such equity and debt instruments could have a seriously dilutive effect to existing shareholders, due to the conversion discount from market prices.

As of December 31, 2019, we had options outstanding to purchase 3,000,000 shares of common stock of the Company as follows:

Grant Purpose	Grant Date	Number	Exercise Price	Expiration Date	Vesting
Consulting	3-21-2018	1,000,000	$0.10	3-20-2021	100%
Legal services	3-1-2018	2,000,000	$0.10	2-28-2020	Monthly over 18 mos.

As of December 31, 2019, we had the following convertible promissory notes and preferred stock outstanding that are convertible into common shares:

Grant Purpose	Principal and Accrued Interest Balance	Debt Date	Equivalent Shares	Convertible Share Price	Due Date
Convertible Debt	$1,005,731	Various	5,476,108	$0.15 to 1.00	(3)
Convertible Promissory Notes	$2,779,426	Various	1,500,911,539	(1)	(4)
Series A Preferred Stock		NA	199,728,891	(2)	NA
Series B Preferred Stock		NA	2,588,693	$1.00	NA

(1)
Various prices depending on market trades.
(2)
The Series A Preferred Stock held 100% by Stephen J. Thomas, III guarantees the holder to 60% of the outstanding common shares when converted and 60% of any vote prior to or after conversion. At this time, approximately 1,800,000,000 additional common shares would be issued if Mr. Thomas were to convert his Series A Preferred Stock holdings to common stock. The Company would have to authorize additional shares for this to occur as only 1,000,000,000 are currently authorized.
(3)
Due dates are between May 1, 2020 and 30 Month from date of debt.
(4)
Due dates are between December 18, 2019 and June 11, 2020.

The conversion features of the various convertible debt provide for conversion to common stock at discounts from the market prices which will have, and has had, a seriously dilutive effect on stock amounts and the prices reflected in the market.

On October 14, 2017, the Board of Directors and majority stockholders of TPT approved the 2017 TPT Global Tech, Inc. Stock Option and Award Incentive Plan (“the 2017 Plan.”) There are 20,000,000 shares of our common stock reserved under the 2017 Plan.

Warrants

As part of the Convertible Promissory Notes issuance in Note 5 to the consolidated financial statements, the Company issued 3,333,333 warrants to purchase 3,333,333 common shares of the Company at 70% of the current market price. Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice. However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date. There has been no registration statement to register the underlying shares and the Company is in negotiations to not have to file such registration statement.

The exercise of the options, warrants, convertible promissory notes and Series A and B Series Preferred Stock into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders.

Our officers and directors may have conflicts of interests as to corporate opportunities which we may not be able or allowed to participate in.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring business opportunity from any affiliate or officer or director. (See “Conflicts of Interest” at page 68)

We have agreed to indemnification of officers and directors as is provided by Florida Statutes.

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

ITEM 3. LEGAL PROCEEDINGS.

We may be subject to various claims and legal actions arising in the ordinary course of business from time to time. We believe that the ultimate resolution of these matters, whether individually or in the aggregate, will not have a material adverse effect on our business, prospects, financial condition and results of operations.

The Company has been named in a lawsuit, Robert Serrett vs. TruCom, Inc., by a former employee who was terminated by management in 2016. The employee was working under an employment agreement but was terminated for breach of the agreement. The former employee is suing for breach of contract and is seeking around $75,000 in back pay and benefits. We recently learned, that Mr. Serrett received a default judgement in Texas on May 15, 2018 for $70,649.96 plus $3,500 in attorney fees and 5% interest and court costs.  However, he has made no attempt that we are aware of to obtain a sister state judgment in Arizona, where Trucom resides, or to try and enforce the judgement and collect.  Management believes it has good and meritorious defenses and does not belief the outcome of the lawsuit will have any material effect on the financial position of the Company.

The Company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of these amounts. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of December 31, 2019 and 2018 and does not believe the outcome of the dispute will have a material effect on the financial position of the Company.

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

Holders.

As of December 31, 2019, there are approximately 430 record holders of 177,629,939 shares of our common stock.

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

Preferred shares.

As of December 31, 2019, we had authorized one hundred million (100,000,000) shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

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

Series D Convertible Preferred Stock

On December 31, 2019, the Company designated 20,000,000 shares of Series D 8% Cumulative Dividend Convertible Preferred Stock.

As of December 31, 2019, there are no Series D Preferred shares outstanding. Series D Preferred shares have the following features: (i) 8% Cumulative Annual Dividends payable in cash or common stock of the Company at the discretion of the Board and payment is also at the discretion of the Board, which may decide to cumulate to future years; (ii) Optional Conversion to common stock at the election of the holder @ 80% of the 30 day average market closing price (for previous 30 business days) divided into $2.00. This election may be made at any time after 18 months following the issuance date; (iii) Automatic conversion of the Series D Preferred Stock shall occur without consent of holders upon any national exchange listing approval and the registration effectiveness of common stock underlying the conversion rights. The automatic conversion to common from Series D Preferred shall be on a one for one basis, which shall be post-reverse split as may be necessary for any Exchange listing (iv) Registration Rights – the Company has granted Piggyback Registration Rights for common stock underlying conversion rights in the event it files any other Registration Statement (other than an S-1 that the Company may file for certain conversion common shares for the convertible note financing that was arranged and funded in 2019). Further, the Company will file and pursue to effectiveness a Registration Statement or offering statement for common stock underlying the Automatic Conversion event triggered by an exchange listing. (v) Liquidation Rights - $2.00 per share plus any accrued unpaid dividends – subordinate to Series A, B, and C Preferred Stock receiving full liquidation under the terms of such series. The Company has redemption rights for the first year following the Issuance Date to redeem all or part of the principal amount of the Series D Preferred Stock at between 115% and 140%.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

Recent Sales of Unregistered Securities.

Aside from what has been disclosed in our Registration Statement on Form S-1/A dated February 13, 2019, amended December 10, 2019, and which has been issued pursuant to conversions of amounts due under convertible promissory notes as reflected below, we have not sold unregistered securities in the past 2 years without registering the securities under the Securities Act of 1933.

2019 Conversions			Accrued	Share	Price
	Date	Principal	Interest	Amounts	Per Share
Geneva #1	9/19/2019	10,000		201,207	0.0497
	9/24/2019	15,000		380,711	0.0394
	9/27/2019	15,000		491,803	0.0305
	10/10/2019	12,000		487,805	0.0246
	11/7/2019	8,000		1,052,632	0.0076
	11/11/2019	8,000		1,589,474	0.0050
	68,000	68,000		4,203,632

Geneva #2	11/21/2019	12,000		1,578,947	0.0076
	12/2/2019	13,000		1,756,757	0.0074
	12/5/2019	20,000		2,702,703	0.0074
	12/17/2019	12,000		2,181,818	0.0055
	12/30/2019	8,000	3,900	5,409,091	0.0022
	65,000	65,000	3,900	13,629,316

Auctus	9/26/2019		20,350	1,000,000	0.0204
	11/12/2019		3,930	1,500,000	0.0026
	12/19/2019		4,110	1,500,000	0.0027
	12/30/2019		18,210	6,000,000	0.0030
	600,000	—	46,600	10,000,000

	12/12/2019	25,000		5,078,720	0.0049
	12/31/2019	14,946		7,764,367	0.0019
	112,000	39,946	—	12,843,087

Total Conversions 2019		172,946	50,500	40,676,035	0.0055

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

2020 Conversions			Accrued	Share	Price
	Date	Principal	Interest	Amounts	Per Share
Geneva #3	1/6/2020	15,000		6,818,182	0.0022
	1/21/2020	15,100		9,437,500	0.0016
	1/27/2020	14,200		9,466,667	0.0015
	1/30/2020	13,200		9,428,571	0.0014
	2/3/2020	500	3,480	3,618,182	0.0011
		58,000	3,480	38,769,102

Geneva #4	2/3/2020	6,400		5,818,182	0.0011
	2/7/2020	8,900		11,710,526	0.0008
	2/10/2020	8,900		11,710,526	0.0008
	2/11/2020	8,900		11,710,526	0.0008
	2/12/2020	10,600		13,947,368	0.0008
	2/13/2020	9,300	1,300	13,947,368	0.0008
		53,000	1,300	68,844,496

Auctus	1/22/2020		8,250	9,000,000	0.0009
	1/31/2020		7,407	11,328,792	0.0007
	2/11/2020		5,692	13,419,792	0.0004
	2/14/2020		5,692	13,419,792	0.0004
	2/20/2020		5,692	13,419,792	0.0004
	2/25/2020		8,717	19,723,187	0.0004
	3/3/2020		10,626	23,699,083	0.0004
	3/9/2020		11,323	25,151,000	0.0005
	3/13/2020	5,593	5,593	29,839,300	0.0004
	3/20/2020	4,784	4,784	32,246,500	0.0003
	3/26/2020	4,365	4,365	33,855,570	0.0003
	3/31/2020	3,125	3,125	25,000,000	0.0003
	4/6/2020	3,536	3,536	27,936,930	0.0003
	4/9/2020	1,006	6,066	27,936,930	0.0003
		22,409	90,868	305,976,668

JSJ	2/10/2020	3,734		5,656,913	0.0007

		3,734	—	5,656,913

EMA	2/14/2020	3,546		15,500,000	0.0002
	2/19/2020	4,700		19,000,000	0.0002
	2/24/2020	5,180		20,600,000	0.0003
	2/28/2020	6,080		23,600,000	0.0003
	3/2/2020	6,080		23,600,000	0.0003
	3/10/2020	7,100		27,000,000	0.0003
	3/17/2020	2,680		18,400,000	0.0001
		35,366	—	147,700,000

Odyssey	1/8/2020	10,000	713	5,487,027	0.0020
	1/17/2020	12,000	892	9,191,886	0.0014
	2/12/2020	8,800	729	13,860,465	0.0007
	2/25/2020	12,700	1,106	20,082,138

		43,500	3,440	48,621,516

Total Conversions 2020		216,009	99,088	615,568,695

We have filed Forms 8-K dated April 22, 2019, May 28, 2019, June 20, 2019, September 19, 2019 and September 30, 2019, related to convertible promissory notes for which the underlying common shares have not be registered.

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2019.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2019, we had an accumulated deficit totaling $32,831,093. This raises substantial doubts about our ability to continue as a going concern.

We generate revenues primarily through operating as a Competitive Local Exchange Carrier (“CLEC”) in Arizona as a distributor of cell phones and telecommunications equipment, as a broadband internet provider and as a provider of ecommerce and cloud solutions in the western United States and as a creator of media marketing materials and content.

The majority of our operating divisions historically have been those that sale telecommunications services and those that sale telecommunications products, including internet service. Media marketing materials and content creation was acquired at the end of 2018 and will be more of a contributing factor to the overall financial results going forward.

Our primary revenues in 2019 and 2018 are primarily from telecommunications services and products and broadband internet service.

PLAN OF OPERATIONS

Our Capital Budget for the next 12 months

Liquidity and Capital Resource Needs

The liquidity and capital resource needs of the Company are $54,000,000 which are comprised of the following:

Equipment purchase and manufacturing	$16,500,000
Content Production	$3,000,000
Marketing	$4,500,000
Debt Retirement and acquisition	$14,300,000
Working Capital	$11,700,000
Anticipated Financing Costs	$4,000,000
$54,000,000

Although the items set forth above indicate management’s present estimate of our use of the net proceeds, we may reallocate the proceeds or utilize them for other corporate purposes. Our actual use of proceeds may vary from these estimates because of a number of factors, including whether we are successful in completing future acquisitions, whether we obtain additional funding, what other obligations have been incurred by us, the operating results of our initial acquisition activities, and whether we are able to operate profitably. If our need for working capital increases, we may seek additional funds through loans or other financing. There are no commitments for any such financing, and there can be no assurance that these funds may be obtained in the future if the need arises.
Our first quarter operations for 2020 was consistent with operations for 2019. However, we intend to expend significant funds after our intended funding event as follows:

Our plan of operations for the next 12 months of 2020 is as follows:

MILESTONES

Time Period		Description	$ Amount
2nd Quarter 2020		Expand Sales of products and services organically and through acquisitions. Raise additional capital through offering of common stock or loans to support sales growth strategy and debt payments. Equipment purchases and debt restructuring.	$18,950,000

3rd Quarter 2020		Sales expansion through Media, Telecom, SaaS, and Content Product Releases and Acquisitions. Equipment purchases.	$11,850,000

4th Quarter 2020		Expansion of national and international sales and acquisitions. Equipment purchases.	$8,500,000

1st Quarter 202	1	Additional acquisitions and development costs marketing capital to launch our mobile banking division. Equipment purchases.	$14,700,000

RESULTS OF OPERATIONS

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

During the year ended December 31, 2019, we recognized total revenues of $10,212,377 compared to the prior period of $937,069. The increase was a result of the acquisition of a majority of the assets of SpeedConnect in May of 2019.

Gross profit (loss) for the year ended December 31, 2019 was $4,300,376 compared to $(811,965) for the prior period. The increase was a result of the acquisition of a majority of the assets of SpeedConnect in May of 2019.

During the year ended December 31, 2019, we recognized $6,459,556 in expenses compared to $4,332,852 for the prior period. The increase was a result of the acquisition of a majority of the assets of SpeedConnect in May of 2019.

During the year ended December 31, 2019, we recognized a net loss of $14,028,165 compared to $5,377,489 for the prior period. The increase in the loss of $8,650,676 was a result of derivative expense of $7,476,908 resulting from the increase in derivative convertible promissory notes and an increase in interest expense of $3,348,348 resulting again from the convertible promissory notes, offset by the increased profit margin in large part from the acquisition of the assets of SpeedConnect.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2019 and 2018. Financing activities described below, have helped with working capital and other capital requirements. We incurred $14,028,165 and $5,377,489, respectively, in losses, and we used $328,251 and $916,407, respectively, in cash for operations for the years ended December 31, 2019 and 2018. Cash flows from financing activities were $1,390,538 and $871,199 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On February 25, 2020, the Company entered into another factoring agreement with Advantage Capital Funding (“2020 Factoring Agreement”). The balance to be purchased and sold is $716,720 for which the Company received $500,000, net of fees. Under the 2020 Factoring Agreement, the Company will pay $14,221 per week for 50 weeks.

On February 14, 2020, the Company agreement to a Secured Promissory Note with a third party for $90,000. The Secured Promissory Note is secured by the assets of the Company and is due June 14, 2020 or earlier in case the Company is successful in raising other monies and carries an annual interest charge of 10% payable with the principal. The Secured Promissory Note is also convertible at the option of the holder into an equivalent amount of Series D Preferred Stock.

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

We expect to need $54,000,000 in capital or loans to complete our plans and operations. Our sources of capital are loans and sales of equity from common or preferred stock. We have no commitments for loans or equity sales at this date.

A summary of material terms of our financing arrangements as of December 31, 2019 is as follows:

	Balance	Rate		Due Date	Past Due		Conversion	Secured
Third party debt:
Business loans and advances	$1,121,640	3.76-10.75%		May 2020 to March 2021		$81,140	None	Company assets
Convertible Debt	2,101,649	6%		(1)		$1,245,507	Convertible at $0.15 to $0.25 per share	Company stock
Factoring Agreements	223,618	2	%/mo	February 2020 to February 2021	$	---	None	Receivables
Total third party debt	$3,446,907

Related party debt:
Line of Credit	$3,043,390	1 Mo Libor plus 2.0%		(2)		None	None	Trucom assets
Debt (Matrixsites)(5)	4,000,000	0%		(3)		None	None	ViewMe Live assets
Debt (Lion Phone)	350,000	0%		None		None	None	None
Debt (Blue Collar)(4)	1,600,000	3%		August 31, 2020		None	None	Blue Collar assets
Convertible Debt	922,881	4-6%		Various in 2020 and 2021		None	Convertible at $0.15 to $1.00 per share	Company assets
Shareholder Debt	303,688	0%		None		None	None	None
Total related party debt	$10,219,959
Total financing arrangements	$13,666,866

(1) Various dates from October 2018 to August 2020
(2) Subsequently amended to August 31, 2020.
(3) $2,000,000 from debt proceeds and $2,000,000 from the second Company public offering.
(4) On September 1, 2018, the Company closed on its acquisition of Blue Collar. Part of the acquisition included a promissory note of $1,600,000 and interest at 3%. The promissory note is secured by the assets of Blue Collar.
(5) Matrixsites debt of $4,000,000 does not bear interest, is not convertible and is payable $2,000,000 from debt proceeds and $2,000,000 from the second Company public offering and has a security interest in the assets that were acquired.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”). We recorded the change, which was immaterial, related to adopting the new revenue standard using the modified retrospective method. Under this method, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. This results in no restatement of prior periods, which continue to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new revenue standard to continue to be immaterial on an ongoing basis. We have applied the new revenue standard to all contracts as of the date of initial application and as such, have used the following criteria described below in more detail for each business unit:

Identify the contract with the customer.

Identify the performance obligations in the contract.

Determine the transaction price.

Allocate the transaction price to performance obligations in the contract.

Recognize revenue when or as we satisfy a performance obligation.

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the years ended December 31, 2019 and 2018. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the last two years came from the following sources disaggregated by services and products, which sources are explained in detail below.

	2019	2018
TPT SpeedConnect	$8,002,875	$—
Copperhead Digital	189,511	400,763
San Diego Media	23,683	169,142
Blue Collar	1,941,955	219,474
Other	749	27,830
Total Services Revenues	$10,158,772	$817,209
K Telecom – Product revenue	53,605	119,860
Total Revenues	$10,212,377	$937,069

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 10 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue at December 31, 2019 was $305,741. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

Copperhead Digital: ISP and Telecom Revenue

Copperhead Digital is a regional internet and telecom services provider operating in Arizona under the trade name Trucom. Copperhead Digital operates as a wireless telecommunications Internet Service Provider (“ISP”) facilitating both residential and commercial accounts. Copperhead Digital’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

K Telecom: Prepaid Phones and SIM Cards Revenue

K Telecom generates revenue from reselling prepaid phones, SIM cards, and rechargeable minute traffic for prepaid phones to its customers (primarily retail outlets). Product sales occur at the customer’s locations, at which time delivery occurs and cash or check payment is received. The Company recognizes the revenue when they receive payment at the time of delivery. There are no financing terms or variable transaction prices.

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue as of December 31, 2019. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

Blue Collar: Media Production Services

Blue Collar creates original live action and animated content productions and has produced hundreds of hours of material for the television, theatrical, home entertainment and new media markets. Blue Collar designs branding and marketing campaigns and has had agreements with some of the world’s largest companies including PepsiCo, Intel, HP, WalMart and many other Fortune 500 companies. Additionally, they create motion picture, television and home entertainment marketing campaigns for studios including Sony, DreamWorks, Twentieth Century Fox, Universal Studios, Paramount Studios, and Warner Brothers. With regards to revenue recognition, Blue Collar receives an agreement from each client to perform defined work. Some agreements are written, some are verbal. Work may include creation of marketing materials and/or content creation. Some work may be short term and take weeks to create and some work may be longer and take months to create. There are instances where customer agreements segregate identifiable obligations (like filming on site vs. film editing and final production) with separate transaction pricing. The performance obligation is generally satisfied upon delivery of such film or production products, at which time revenue is recognized. There are no financing terms or variable transaction prices.

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

We test goodwill balances for impairment on an annual basis as of December 31st or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment using a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. Based on our impairment testing as of December 31, 2019, we recorded and impairment charge of $70,995 of goodwill. We did not consider an impairment charge necessary as of December 31, 2018.

Our intangible assets consist primarily of customer relationships, developed technology, trademarks and the film library. The majority of our intangible assets were recorded in connection with our various business combinations. Our intangible assets are recorded at fair value at the time of their acquisition. Intangible assets are amortized over their estimated useful life on a straight-line basis. Estimated useful lives are determined considering the period the assets are expected to contribute to future cash flows. We evaluate the recoverability of our intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. As of December 31, 2019, we performed evaluations that resulted in an impairment of intangible assets of $878,877. There was no impairment charge to intangibles considered necessary as of December 31, 2018.

In-process technology intangible assets, which are not subject to amortization until projects reach commercialization, are assessed for impairment at least annually and more frequently if events occur that would indicate a potential reduction in the fair value of the assets below their carrying value. An impairment charge would be recognized to the extent the carrying amount of the in-process technology exceeded its fair value.

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

Right of Use Assets and Lease Liabilities

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. We adopted Topic 842 using the effective date, January 2019, as the date of our initial application of the standard. Consequently, financial information for the comparative periods has not been updated. Our finance and operating lease commitments are subject to the new standard and we recognize as finance and operating lease liabilities and right-of-use assets. The effect on our consolidated financial statements has not been material until we acquired the assets of SpeedConnect, which effect has been recorded during the period ended December 31, 2019 and is reflected in the consolidated financial statements as of December 31, 2019.

Research and Development

Our research and development programs focus on telecommunications products and services. Research and development costs are expensed as incurred. Any payments received from external parties to fund our research and development activities reduce the recorded research and development expenses.

Summary of dilutable options, warrants and convertible debt as of December 31, 2019.

	Equivalent	Exercise
Type of Equivalent	Shares (1)	Share Price
Convertible Debt	5,476,108	$0.021-1.00
Convertible Promissory Notes	1,500,911,539	(2)
Series A Preferred Stock	199,728,891	(3)
Series B Preferred Stock	2,588,693	$1.00
Stock Options and Warrants	6,333,333	$0.006-0.22
	1,715,038,564

(1)  No consideration given for existing anti-dilution provisions.
(2)  Price used for illustrative purposes.  Actual Exercise or conversion price is a calculation based on the market.
(3)  Holder of Series A Preferred Stock which is Stephen J. Thomas, guaranteed 60% of outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 1,000,000,000 are currently authorized.

In the event of default under some of the notes, the conversion rates change significantly, allowing certain noteholders to convert at a greater discount to the market, which results in amounts of issuable shares which cannot be determined at this time. An estimate of the issuable shares is reflected below.

COVID-19

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After close monitoring and responses and guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, around March 18, 2020 for an indefinite period of time, the Company closed its Blue Collar office in Las Angeles and its TPT SpeedConnect offices in Michigan, Idaho and Arizona.  Most employees are working remotely, however this is not possible with certain employees and all subcontractors that work for Blue Collar. The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible extensions to all or part of such closures.

The Company is attempting to take advantage of the stimulus offerings but has not solidified anything on this yet.  On February 25, 2020, the Company entered the Advantage Merchant Agreement, mentioned above, and received $500,000, net of fees.   The Company is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues decrease significantly because of the COVID-19 closures.

As the COVID-19 pandemic is complex and rapidly evolving, the Company's plans as described above may change. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TPT GLOBAL TECH, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TPT Global Tech, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TPT Global Tech, Inc. (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2016.

Salt Lake City, UT
April 14, 2020

 TPT Global Tech, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2019	2018
CURRENT ASSETS
Cash and cash equivalents	$192,172	$31,786
Accounts receivable, net	379,805	48,922
Prepaid expenses and other current assets	48,648	36,111
Total current assets	620,625	116,819
NON-CURRENT ASSETS
Property and equipment, net	4,423,148	3,046,942
Operating lease right of use assets	3,886,045	—
Intangible assets, net	5,369,083	6,671,582
Goodwill	1,050,366	924,361
Deposits and other assets	104,486	62,013
Total non-current assets	14,833,128	10,704,898

TOTAL ASSETS	$15,453,753	$10,821,717

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,543,635	$4,993,970
Deferred revenue	305,741	6,450
Customer liability	338,725	338,725
Current portion of loans, advances and agreements	344,758	716,936
Current portion of convertible notes payable, net of discounts	2,101,649	10,000
Notes payable – related parties, net of discounts	9,297,078	9,137,982
Current portion of convertible notes payable – related party, net of discounts	534,381	202,688
Derivative liabilities	8,836,514	—
Current portion of operating lease liabilities	1,921,843	—
Financing lease liability	—	138,774
Financing lease liability – related party	626,561	598,490
Total current liabilities	30,850,885	16,144,015

NON-CURRENT LIABILITIES
Long term portion:
Loans, advances and agreements, net of current portion and discounts	1,000,500	—
Convertible note payable, net of current portion and discounts	—	5,000
Convertible notes payable – related parties, net of current portion and discounts	388,500	599,200
Long term portion of operating lease liabilities, net of current portion	2,009,737	—
Total non-current liabilities	3,398,737	604,200
Total liabilities	34,249,622	16,748,215

Commitments and contingencies – See Note 9	—	—

STOCKHOLDER’S DEFICIT
PREFERRED STOCK, $.001 PAR VALUE 100,000,000 SHARES AUTHORIZED:

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of December 31, 2019 and 2018	1,000	1,000
Convertible Preferred Series B, 3,000,000 designated - 2,588,693 shares issued and outstanding as of December 31, 2019 and 2018	2,589	2,589
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $.001 par value, 1,000,000,000 shares authorized, 177,629,939 shares issued and outstanding as of December 31, 2019 and 136,953,904 as of December 31, 2018	177,630	136,954
Subscriptions payable	574,256	168,006
Additional paid-in capital	13,279,749	12,567,881
Accumulated deficit	(32,831,093)	(18,802,928)
Total stockholders' deficit	(18,795,869)	(5,926,498)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,453,753	$10,821,717

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2019	2018

REVENUES:
Products	$53,605	$119,860
Services	10,158,772	817,209
Total Revenues	10,212,377	937,069

COST OF SALES:
Products	55,470	121,904
Services	5,856,531	1,627,130
Total Costs of Sales	5,912,001	1,749,034
Gross profit (loss)	4,300,376	(811,965)
EXPENSES:
Sales and marketing	55,882	58,712
Professional	1,888,047	1,695,053
Payroll and related	1,513,050	802,142
General and administrative	1,542,886	802,772
Depreciation	591,069	213,823
Amortization	868,622	760,350
Total expenses	6,459,556	4,332,852

Loss from operations	(2,159,180)	(5,144,817)

OTHER INCOME (EXPENSE)
Derivative expense	(7,476,908)	—
Gain on conversions and settlements of debt and notes payable	138,815	—
Impairment of goodwill and intangible assets	(949,872)	—
Interest expense	(3,581,020)	(232,672)
Total other income (expenses)	(11,868,985)	(232,672)

Net loss before income taxes	(14,028,165)	(5,377,489)
Income taxes	—	—
NET LOSS	$(14,028,165)	$(5,377,489)

Loss per common shares-basic and diluted	$(0.10)	$(0.04)

Weighted-average common shares outstanding-basic and diluted	141,594,930	136,953,904

See accompanying notes to consolidated financial statements

TPT Global Tech, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2019 and 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance as of December 31, 2017	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$25,235	$10,341,442	$(13,425,439)	$(2,918,219)
Common stock contributed by officer for services	—	—	—	—	—	—	169,271	729,252	—	898,523
Issuance of stock options for services	—	—	—	—	—	—		256,187	—	256,187
Conversion of debt for subscription payable	—	—	—	—	—	—	2,000	—	—	2,000
Cash received for acquisition of common shares	—	—	—	—	—	—	—	367,500	—	367,500
Common stock contributed by officer for subscription payable	—	—	—	—	—	—	(35,000)	35,000	—	—
Common stock contributed by officer for acquisition of Blue Collar	—	—	—	—	—	—	6,500	838,500	—	845,000
Net Loss	—	—	—	—	—	—	—	—	(5,377,489)	(5,377,489)
Balance as of December 31, 2018	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$168,006	$12,567,881	$(18,802,928)	$(5,926,498)

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED
For the years ended December 31, 2019 and 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance as of December 31, 2018	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$168,006	$12,567,881	$(18,802,928)	$(5,926,498)
Common stock issuable for director services	—	—	—	—	—	—	406,250	—	—	406,250
Stock options issued for services	—	—	—	—	—	—		140,668	—	140,668
Common stock issued for convertible promissory notes	—	—	—	—	40,676,035	40,676	—	571,200	—	611,876
Net Loss	—	—	—	—	—	—	—	—	(14,028,165)	(14,028,165)
Balance as of December 31, 2019	1,000,000	$1,000	2,588,693	$2,589	177,629,939	$177,630	$574,256	$13,279,749	$(32,831,093)	$(18,795,869)

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(14,028,165)	$(5,377,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	591,069	213,823
Amortization	868,622	760,350
Amortization of debt discount	2,797,185	—
Accretion of interest	—	29,681
Gain on conversions and settlements of debt and notes payable	(138,815)	—
Derivative expense	7,476,908	—
Impairment of goodwill and intangible assets	949,877	—
Share-based compensation: Common stock issuable to directors	406,250	864,079
Stock options issued for services	140,668	256,187
Changes in operating assets and liabilities:	—	—
Decrease (increase) in accounts receivable	(330,883)	232,218
Decrease in prepaid expenses and other assets	57,340	19,805
Increase in accounts payable and accrued expenses	766,867	1,482,590
Increase in deferred revenue	69,291	602,349
Net change in operating lease assets and liabilities	45,535	—
Net cash used in operating activities	(328,251)	(916,407)

Cash flows from investing activities:
Acquisition of property and equipment	(103,515)	(1,336)
Payment for business acquisitions, net of cash acquired	(798,386)	41,950
Net cash provided by (used in) investing activities	(901,901)	40,614

Cash flows from financing activities:
Proceeds from stock subscriptions	—	367,500
Proceeds from debt – related party	293,707	574,694
Proceeds from debt – third party	2,613,047	20,000
Payments on loans, advances and agreements	(1,440,139)	(76,136)
Payments on notes payable – related parties	(50,720)	—
Payments on financing lease liabilities	(25,357)	(14,859)
Net cash provided by financing activities	1,390,538	871,199

Net change in cash	160,386	(4,594)
Cash and cash equivalents – beginning of period	31,786	36,380

Cash and cash equivalents – end of period	$192,172	$31,786

See accompanying notes to consolidated financial statements

TPT Global Tech, Inc.
CONSOLIDATED STATEMENTS
OF CASH FLOWS - CONTINUED

Supplemental Cash Flow Information:

Cash used for:

	2019	2018
Interest expense	$—	$11,292
Taxes	$—	$—

Non-Cash Investing and Financing Activity:

	2019	2018
Discount on derivative financial instruments	1,774,000	—
Common stock issued for prepaid expenses	—	479,250
Common stock issued for acquisition of Blue Collar	$—	$845,000
Note Payable issued for acquisition of Blue Collar, net of discount	$—	$1,533,217
Stock subscription payable issued for conversion of debt	$—	$2,000
Liabilities assumed in SpeedConnect asset acquisition	$7,057,041	$—
Common stock issued for convertible promissory notes	$611,876	—

See accompanying notes to consolidated financial statements

TPT Global Tech, Inc.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the accounts of K Telecom and Global Telecom, Copperhead Digital, SDM, Blue Collar and TPT SpeedConnect. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”). We recorded the change, which was immaterial, related to adopting the new revenue standard using the modified retrospective method. Under this method, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. This results in no restatement of prior periods, which continue to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new revenue standard to continue to be immaterial on an ongoing basis. We have applied the new revenue standard to all contracts as of the date of initial application and as such, have used the following criteria described below in more detail for each business unit:

Identify the contract with the customer.
Identify the performance obligations in the contract.
Determine the transaction price.
Allocate the transaction price to performance obligations in the contract.
Recognize revenue when or as we satisfy a performance obligation.

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the years ended December 31, 2019 and 2018. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the last two years came from the following sources disaggregated by services and products, which sources are explained in detail below.

	2019	2018
TPT SpeedConnect	$8,002,875	$—
Copperhead Digital	189,511	400,763
San Diego Media	23,683	169,142
Blue Collar	1,941,955	219,474
Other	749	27,830
Total Services Revenues	$10,158,772	$817,209
K Telecom – Product revenue	53,605	119,860
Total Revenues	$10,212,377	$937,069

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 10 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue at December 31, 2019 is $305,741. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

Copperhead Digital: ISP and Telecom Revenue

Copperhead Digital is a regional internet and telecom services provider operating in Arizona under the trade name Trucom. Copperhead Digital operates as a wireless telecommunications Internet Service Provider (“ISP”) facilitating both residential and commercial accounts. Copperhead Digital’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

Revenue for installation services and equipment is billed separately from recurring ISP and telecom services and is recognized when equipment is delivered and installation is completed. Revenue from ISP and telecom services is recognized monthly over the contractual period, or as services are rendered and accepted by the customer

The overwhelming majority of our revenue continues to be recognized when transactions occur. Since installation fees are generally small relative to the size of the overall contract and because most contracts are for a year or less, the impact of not recognizing installation fees over the contract is immaterial.

K Telecom: Prepaid Phones and SIM Cards Revenue

K Telecom generates revenue from reselling prepaid phones, SIM cards, and rechargeable minute traffic for prepaid phones to its customers (primarily retail outlets). Product sales occur at the customer’s locations, at which time delivery occurs and cash or check payment is received. The Company recognizes the revenue when they receive payment at the time of delivery. There are no financing terms or variable transaction prices.

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue at December 31, 2019 or 2018. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

Blue Collar: Media Production Services

Blue Collar creates original live action and animated content productions, and has produced hundreds of hours of material for the television, theatrical, home entertainment and new media markets. Blue Collar designs branding and marketing campaigns and has had agreements with some of the world’s largest companies including PepsiCo, Intel, HP, WalMart and many other Fortune 500 companies. Additionally, they create motion picture, television and home entertainment marketing campaigns for studios including Sony, DreamWorks, Twentieth Century Fox, Universal Studios, Paramount Studios, and Warner Brothers. With regard to revenue recognition, Blue Collar receives an agreement from each client to perform defined work. Some agreements are written, some are verbal. Work may include creation of marketing materials and/or content creation. Some work may be short term and take weeks to create and some work may be longer and take months to create. There are instances where customer agreements segregate identifiable obligations (like filming on site vs. film editing and final production) with separate transaction pricing. The performance obligation is generally satisfied upon delivery of such film or production products, at which time revenue is recognized. There are no financing terms or variable transaction prices.

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

Cash and Cash Equivalents

The company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. There are no cash equivalents as of December 31, 2019 and 2018.

Accounts Receivable

We establish an allowance for potential uncollectible accounts receivable. All accounts receivable 60 days past due are considered uncollectible unless there are circumstances that support collectability. Those circumstances are documented. As of December 31, 2019 and 2018, the allowance for uncollectible accounts receivable was $881,676 and $49,191, respectively. Receivables are charged off when collection efforts cease.

Property and Equipment

Property and equipment are stated at cost or fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount of accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss in s included in results of operations. The estimated useful lives of property and equipment are telecommunications network - 5 years, telecommunications equipment - 7 to 10 years, and computers and office equipment - 3 years.

Long-Lived Assets.

We periodically review the carrying amount of our depreciable long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow.

Goodwill and Intangible Assets

Goodwill relates to amounts that arose in connection with our various business combinations and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the acquisition method of accounting. Goodwill is not amortized, but it is subject to periodic review for impairment.

We test goodwill balances for impairment on an annual basis as of December 31st or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment using a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. Based on our impairment testing as of December 31, 2019, we recorded and impairment charge of $70,995 of goodwill. We did not consider an impairment charge necessary as of December 31, 2018.

Our intangible assets consist primarily of customer relationships, developed technology, favorable leases, trademarks and the film library. The majority of our intangible assets were recorded in connection with our various business combinations. Our intangible assets are recorded at fair value at the time of their acquisition. Intangible assets are amortized over their estimated useful life on a straight-line basis. Estimated useful lives are determined considering the period the assets are expected to contribute to future cash flows. We evaluate the recoverability of our intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. As of December 31, 2019, we performed evaluations that resulted in an impairment of intangible assets of $878,877. There was no impairment charge to intangibles considered necessary as of December 31, 2018.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share””. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of thee income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2019 and 2018, the Company had shares that were potentially common stock equivalents as follows:

	2019	2018
Convertible Debt	5,476,108	4,252,555
Convertible Promissory Notes	1,500,911,539	—
Series A Preferred Stock (1)	199,728,891	128,056,506
Series B Preferred Stock	2,588,693	2,588,693
Stock Options and warrants	6,333,333	3,093,120
	1,715,038,564	137,990,874

(1)
Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 1,000,000,000 shares are currently authorized.

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

At December 31, 2019 and 2018, two customer accounts receivable balances were 91% and 28%, respectively, of our aggregate accounts receivable or revenues.

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at December 31, 2019 and 2018 consisted of cash equivalents, accounts receivable, accounts payable and debt. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs of $0 and $220 for the years ended December 31, 2019 and 2018, respectively.

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

As of December 31, 2019, the Company marked to market the fair value of the debt derivatives and determined a fair value of $8,836,514 ($8,833,465 from the convertible notes and $3,049 from the warrants) in Note 6. The Company recorded a loss from change in fair value of debt derivatives of $7,476,908 for the year ended December 31, 2019. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 178.2% to 278.9%, (3) weighted average risk-free interest rate of 1.55% to 1.88% (4) expected life of 0.72 to 5.0 years, and (5) the quoted market price of $0.045 to $0.098 for the Company’s common stock.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. We adopted Topic 842 using the effective date, January 2019, as the date of our initial application of the standard. Consequently, financial information for the comparative periods will not be updated. Our finance and operating lease commitments are subject to the new standard and recognized as finance and operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which increased our total assets and total liabilities that we report relative to such amounts prior to adoption.

Management has reviewed other recently issued accounting pronouncements and have determined there are not any that would have a material impact on the condensed consolidated financial statements.

NOTE 2 – ACQUISITIONS

SpeedConnect Asset Acquisition

Effective April 2, 2019, the Company entered into an Asset Purchase Agreement with SpeedConnect, LLC (“SpeedConnect”) to acquire substantially all of the assets of SpeedConnect in order to add revenue generating opportunities to its telecommunications activities. On May 7, 2019, the Company closed the transaction underlying the Asset Purchase Agreement with SpeedConnect for a purchase price of $2 million and the assumption of certain liabilities. The Asset Purchase Agreement required a deposit of $500,000 made in April and an additional $500,000 payment to close. Both payments were made and all other conditions were met to effectuate the sale of substantially all of the assets of SpeedConnect to the Company. As part of the closing, the Company entered into a Promissory Note to pay SpeedConnect $1,000,000 in two equal installments of $500,000 plus applicable interest at 10% per annum with the first installment payable within 30 days of closing and the second installment payable within 60 days of closing (but no later than July 6, 2019). The Company paid off the Promissory Note by June 11, 2019 and by amendment dated May 7, 2019, SpeedConnect forgave $250,000 of the Promissory Note to help provide working capital needs and for payment of liabilities assumed.

The Company treated the asset acquisition as a business combination and has allocated the fair market value to assets received in excess of goodwill.

Purchase Price Allocation:

Effective date	May 7, 2019

Purchaser	TPT Global Tech

Consideration Given:
Cash paid	$1,000,000
Liabilities:

Promissory Note	$750,000
Deferred revenue	230,000
Operating lease liabilities	5,162,077
Unfavorable leases	323,000
Accounts and other payables	591,964
Total liabilities	$7,057,041
Total Consideration Value	$8,057,041

Assets Acquired:
Customer base	$350,000
Current assets:
Cash	201,614
Prepaid and other receivables	99,160
Deposits	13,190
Operating lease right of use asset	5,162,077
Favorable leases	95,000
Property and equipment	1,939,000
Total Assets Acquired	$7,860,041
Goodwill	$197,000

Included in the consolidated statement of operations for the year ended December 31, 2019 are the results of operations for TPT SpeedConnect for the period May 8, 2019 to December 31, 2019 as follows:

2019
Revenue	$8,002,875
Cost of Sales	4,826,475
Gross Profit	3,176,400
Expenses	(1,999,221)
Interest Expense	—
Income taxes	—
Net Income	$1,177,179

Blue Collar Acquisition

The Company entered into an Acquisition and Purchase Agreement on November 3, 2017, but amended on February 9, 2018, March 29, 2018 and August 16, 2018, to be effective September 1, 2018 with Blue Collar Inc. (“Blue Collar”), a media production company and California Corporation and its shareholders, to acquire 100% of the outstanding ownership of Blue Collar, including equipment, furniture and other assets, for 6,500,000 shares of restricted Common Stock and $1,600,000 (which was determined to have a fair value of approximately $1,533,000) in a Seller note payable that is to be paid within eight months of September 1, 2018, as amended in August 2018, and bears annual interest of 3% (12% interest upon default). See Notes 5 and 8. The acquisition is a key element in the Company’s overall strategic plans. Change in control took place on September 1, 2018 with the addition of senior company personnel being added to the Board of Directors of Blue Collar and on all bank accounts.

The Company applied the acquisition method of accounting to the business combination and has valued each of the assets acquired and liabilities. The assets and liabilities were deemed to be recorded at fair value as of the acquisition date of September 1, 2018.

Purchase Price Allocation:

Effective	September 1, 2018

Purchaser	TPT Global Tech

Consideration Given:
Common Stock	6,500,000
6,500,000
Estimated Value	$.13
Consideration Share Value	845,000
Note Payable	$1,533,217
Liabilities:
Bank debt	500,500
Lease payable	20,020
Accounts and other payables	386,652
Total Consideration Value	$3,285,389

Consideration Received:
Intangible asset	$1,677,000
Goodwill	853,366
Assets
Current assets	297,704
Fixed assets	445,362
Other assets	11,957
Total Consideration Received	$3,285,389

Included in the consolidated statements of operations for the years ended December 31, 2019 and 2018 are the results of operations for Blue Collar for the year ended December 31, 2019 and four months ended December 31, 2018 which are the following:

	2019	2018
Revenue	$1,941,955	$219,474
Cost of Sales	751,349	215,973
Gross Profit	1,190,606	3,501
Expenses	(642,489)	(301,105)
Interest Expense	(119,359)	(66,571)
Income taxes	—	—
Net Income (Loss)	$428,758	$(364,175)

The following table summarizes our consolidated results of operations for the years ended December 31, 2019 and 2018, as well as unaudited proforma consolidated results of operations as though the acquisition of the assets of SpeedConnect LLC and the acquisition of Blue Collar had occurred on January 1, 2018:

	2019	2018
Revenue	$14,975,205	$19,680,022
Cost of Sales	8,915,851	11,653,419
Gross Profit	6,059,354	8,026,603
Expenses	(7,992,220)	(9,883,572)
Derivative Expense	(7,476,908)	—
Gain on conversions and settlements	138,815	—
Impairment	(949,872)	—
Interest Expense	(3,581,020)	(275,935)
Income Taxes	—	—
Net Loss	$(13,801,851)	$(2,132,904)
Loss per share	$(0.10)	$(0.02)

The unaudited proforma results of operations are presented for information purposes only. The unaudited proforma results of operations are not intended to present actual results that would have been attained had the asset acquisition of the assets of SpeedConnect LLC and the acquisition of Blue Collar been completed as of January 1, 2018 or to project potential operating results as of any future date or for any future periods.

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

Separately, during the due diligence phase, the Company extended TIPS $37,950 in working capital. The Company was working with TIPS on a repayment plan but has made the determination to provide for an allowance for bad debt of 100% of this balance as of December 31, 2019 and 2018.

HRS Agreement and Subsequent Rescission

On November 1, 2017, as amended February 9, 2018, the Company entered into an Acquisition and Purchase Agreement with Hollywood Riviera LLC and HRS Mobile LLC and their members who share common ownership to acquire 100% ownership interest in both of these companies for 3,265,000 restricted Common Stock and, and $3,350,000 in cash to be used to retire debt and pay for ownership interests. In conjunction with this Acquisition, 3,265,000 shares of restricted Common Stock were issued during 2017. On March 28, 2018, by mutual agreement, this Agreement was rescinded and the 3,625,000 shares of common stock are being returned by the recipients and have been recorded as $3,625 in stock subscription receivable as of December 31, 2019 and 2018. These common shares have yet to be returned as of the issuance of these financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2019 and 2018. Financing activities described below have helped with working capital and other capital requirements. We incurred $14,028,165 and $5,377,489, respectively, in losses, and we used $328,251 and $916,407, respectively, in cash for operations for the years ended December 31, 2019 and 2018. Cash flows from financing activities were $1,390,538 and $871,199 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On February 25, 2020, the Company entered into another factoring agreement with Advantage Capital Funding (“2020 Factoring Agreement”). The balance to be purchased and sold is $716,720 for which the Company received $500,000, net of fees. Under the 2020 Factoring Agreement, the Company will pay $14,221 per week for 50 weeks.

On February 14, 2020, the Company agreement to a Secured Promissory Note with a third party for $90,000. The Secured Promissory Note is secured by the assets of the Company and is due June 14, 2020 or earlier in case the Company is successful in raising other monies and carries an annual interest charge of 10% payable with the principal. The Secured Promissory Note is also convertible at the option of the holder into an equivalent amount of Series D Preferred Stock.

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

NOTE 4 – PROPERTY AND EQUIPMENT

 Property and equipment and related accumulated depreciation as of December 31, 2019 and 2018 are as follows:

	2019	2018
Property and equipment:
Telecommunications fiber and equipment	$5,203,000	3,274,045
Film production equipment	369,903	369,903
Office furniture and equipment	85,485	82,014
Leasehold improvements	18,679	18,679
Accumulated depreciation	(1,253,919)	(697,699)
Property and equipment, net	$4,423,148	3,046,942

Depreciation expense was $591,069 and $213,823 for the years ended December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019, the Company had a change in useful life for its telecommunications fiber and equipment related to Copperhead Digital resulting from managements evaluation of its remaining useful life in light of the decrease in revenues for which it was being used. The useful life was decreased from its original 20 years when it was acquired in 2015 to five years.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of December 31, 2019 and 2018 are as follows:

	2019	2018
Business loans and advances (1)	$1,121,640	615,692
Convertible notes payable (2)	2,101,649	15,000
Factoring agreements (3)	223,618	101,244
Debt – third party	$3,446,907	731,936

Line of credit, related party secured by assets (4)	$3,043,390	3,043,390
Debt– other related party, net of discounts (5)	5,950,000	5,912,898
Convertible debt – related party (6)	922,881	801,888
Shareholder debt (7)	303,688	181,694
Debt – related party	$10,219,959	9,939,870

Total financing arrangements	$13,666,866	10,671,806

Less current portion:
Loans, advances and agreements – third party	$(344,758)	(716,936)
Convertible notes payable third party	(2,101,649)	(10,000
Debt – related party, net of discount	(9,297,078)	(9,137,982)
Convertible notes payable– related party	(534,381)	(202,688)
	(12,277,866)	(10,067,606)
Total long term debt	$1,389,000	604,200

(1) The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month Libor plus 2%, 3.76% as of December 31, 2019, and is secured by assets of the Company, is due August 31, 2020, as amended, and included 8,000 stock options as part of the terms which options expired December 31, 2019 (see Note 7).

$500,500 is a line of credit that Blue Collar has with a bank, bears interest at Prime plus 1.125%, 5.88% as of December 31, 2019, and is due March 25, 2021.

$500,000 is a bank loan dated May 28, 2019 which bears interest at Prime plus 6%, 10.75% as of December 31, 2019, is interest only for the first year, thereafter payable monthly of principal and interest until the due date of May 1, 2022. The bank loan is collateralized by assets of the Company.

$10,000 is an amount the bears interest at 6%, subsequently increased to 11%, as it was due and not repaid on October 10, 2018. This amount and related accrued interest was paid off in March 2020.

The remaining balances generally bear interest at approximately 10%, have maturity dates that are due on demand or are past due, are unsecured and are classified as current in the balance sheets.

On February 14, 2020, the Company agreement to a Secured Promissory Note with a third party for $90,000. The Secured Promissory Note is secured by the assets of the Company and is due June 14, 2020 or earlier in case the Company is successful in raising other monies and carries an annual interest charge of 10% payable with the principal. The Secured Promissory Note is also convertible at the option of the holder into an equivalent amount of Series D Preferred Stock. The Secured Promissory Note also includes a guaranty by the CEO of the Company, Stephen J. Thomas III.

(2) During 2017, the Company issued convertible promissory notes in the amount of $67,000 (comprised of $62,000 from two related parties and $5,000 from a former officer of CDH), all which are due May 1, 2020 and bear 6% annual interest (12% default interest rate). The convertible promissory notes are convertible, as amended, at $0.25 per share.

During 2019, the Company consummated Securities Purchase Agreements dated March 15, 2019, April 12, 2019, May 15, 2019, June 6, 2019 and August 22, 2019 with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) for the purchase of convertible promissory notes in the amounts of $68,000, $65,000, $58,000, $53,000 and $43,000 (“Geneva Roth Convertible Promissory Notes”). The Geneva Roth Convertible Promissory Notes are due one year from issuance, pays interest at the rate of 12% (principal amount increases 150%-200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to the maturity date or date of default to convert all or any part of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 61% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Geneva Roth Convertible Promissory Notes may be prepaid in whole or in part of the outstanding balance at 125% to 140% up to 180 days from origination. Prior to December 31, 2019, Geneva Roth converted a total of $133,000 of principal and $3,900 of accrued interest of the March 15, 2019 and April 12, 2019 Securities Purchase Agreements into 17,832,948 shares of common stock of the Company leaving no outstanding principal balances on the March 15, 2019 and April 12, 2019 Securities Purchase Agreements. Subsequent to December 31, 2019, Geneva Roth converted another $111,000 of principal and $4,780 of accrued interest into 107,613,598 shares of common stock of the Company leaving zero balances on the May 15, 2019 and June 6, 2019 Securities Purchase Agreements. In addition, on February 13, 2020 the August 22, 2019 Securities Purchase Agreement was repaid for $63,086, including a premium and accrued interest.

On March 25, 2019, the Company consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 Convertible Promissory Note (“Auctus Convertible Promissory Note”). The Auctus Convertible Promissory Note is due December 18, 2019, pays interest at the rate of 12% (24% default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date or at the effective date of the registration of the underlying shares of common stock, which the holder has registration rights for, to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lessor of the lowest trading price during the previous 25 trading days prior the date of the Auctus Convertible Promissory Note or 50% multiplied by the average of the two lowest trading prices for the common stock during the previous 25 trading days prior to the applicable conversion date. The Auctus Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Auctus converted $46,600 of accrued interest into 10,000,000 shares of common stock of the Company prior to December 31, 2019. Subsequent to December 31, 2019, Auctus converted another $22,409 of principal and $90,868 of accrued interest into 305,976,668 shares of common stock of the Company. 2,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 8.

On June 4, 2019, the Company consummated a Securities Purchase Agreement with Odyssey Capital Funding, LLC. (“Odyssey”) for the purchase of a $525,000 Convertible Promissory Note (“Odyssey Convertible Promissory Note”). The Odyssey Convertible Promissory Note is due June 3, 2020, pays interest at the rate of 12% ( 24% default) per annum and gives the holder the right from time to time, and at any time during the period beginning six months from the issuance date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Odyssey Convertible Promissory Note may be prepaid in full at 125% to 145% up to 180 days from origination. Subsequent to December 31, 2019, Odyssey converted $43,500 of principal and $3,440 of accrued interest into 48,621,516 shares of common stock of the Company.

On June 6, 2019, the Company consummated a Securities Purchase Agreement with JSJ Investments Inc. (“JSJ”) for the purchase of a $112,000 Convertible Promissory Note (“JSJ Convertible Promissory Note”). The JSJ Convertible Promissory Note is due June 6, 2020, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lower of the market price, as defined, or 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The JSJ Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. JSJ converted $39,946 of principal into 12,843,087 shares of common stock of the Company prior to December 31, 2019. Subsequent to December 31, 2019, JSJ converted another $3,734 of principal into 5,656,913 shares of common stock of the Company. In addition, on February 25, 2020 the Company repaid for $97,000, including a premium and accrued interest, for all remaining principal and accrued interest balances as of that day. 333,333 warrants were issued in conjunction with the issuance of this debt. See Note 8.

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note is due June 11, 2020, pays interest at the rate of 12% (principal amount increases 200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. The EMA Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Subsequent to December 31, 2019, EMA converted $35,366 of principal into 147,700,000 shares of common stock of the Company. 1,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 8.

The Company may be in default under several of its new derivative financial instruments for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission by now. It is the intent of the Company to pay back all derivative securities as soon as possible and is in negotiation for financing to do so. In addition, the Company is in negotiation to not have to file a Form S-1registrations statement to register certain underlying shares of common stock for warrants that were issued with the derivative securities. Otherwise, the Company may have to file a Form S-1 to register these underlying common shares.

(3) The Factoring Agreement with full recourse, due August 31, 2020, as amended, was established in June 2016 with a company that is controlled by a shareholder and is personally guaranteed by an officer of the Company. The Factoring Agreement is such that the Company pays a discount of 2% per each 30-day period for each advance received against accounts receivable or future billings. The Company was advanced funds from the Factoring Agreement for which $101,244 and $101,244 in principal remained unpaid as of December 31, 2019 and 2018, respectively.

On May 8, 2019, the Company entered into a factoring agreement with Advantage Capital Funding (“2019 Factoring agreement”). $500,000, net of expenses, was funded to the Company with a promise to pay $18,840 per week for 40 weeks until a total of $753,610 is paid. $122,374 remains outstanding under this 2019 Factoring Agreement as of December 31, 2019.

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 3.543% as of December 31, 2019, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling $85,120 which expired as of December 31, 2019 (see Note 8) and is due, as amended, August 31, 2020.

During the year ended December 31, 2019 and 2018, those same shareholders and one other have loaned the Company money in the form of convertible loans of $136,400 and $537,200, respectively, described in (2 and 6) above.

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

On September 1, 2018, the Company closed on its acquisition of Blue Collar. Part of the acquisition included a promissory note of $1,600,000 (fair value of $1,533,217, net of a discount to fair value of $66,783 which was amortized through expense through the due date of May 1, 2019) and interest at 3% from the date of closure. $37,102 and $29,681 was amortized as interest expense in the year ended December 31, 2019 and 2018, respectively. The promissory note is secured by the assets of Blue Collar.

(6) During 2016, the Company acquired SDM which consideration included a convertible promissory note for $250,000 due February 29, 2019, as amended, does not bear interest, unless delinquent in which the interest is 12% per annum, and is convertible into common stock at $1.00 per share. The SDM balance is $182,381 as of December 31, 2019. As of March 1, 2020, this convertible promissory note is delinquent.

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

(7) The shareholder debt represents funds given to TPTG or subsidiaries by officers and managers of the Company as working capital. There are no written terms of repayment or interest that is being accrued to these amounts and they will only be paid back, according to management, if cash flows support it. They are classified as current in the balance sheets.

During the year ended December 31, 2019, the Company borrowed $50,000 from a third party for working capital with no written terms. This was paid back prior to December 31, 2019 with $7,000 representing interest on the funds.

See Lease financing arrangement in Note 8.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The derivative liability as of December 31, 2019, in the amount of $8,836,514 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2019. There were no derivative financial instruments as of December 31, 2018.

Debt Derivative Liabilities
Balance, December 31, 2018	$—
Debt discount from initial derivative	1,774,000
Initial fair value of derivative liabilities	2,601,631
Change in derivative liability from conversion of notes payable	(407,654)
Change in fair value of derivative liabilities at end of period	4,868,537
Balance, December 31, 2019	$8,836,514
Derivative expense for the year ended December 31, 2019	$7,476,908

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

As of December 31, 2019, the Company marked to market the fair value of the debt derivatives and determined a fair value of $8,836,514 ($8,833,465 from the convertible notes and $3,049 from the warrants) in Note 5 (2) above. The Company recorded a loss from change in fair value of debt derivatives of $7,476,908 for the year ended December 31, 2019. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 178.2% to 278.9%, (3) weighted average risk-free interest rate of 1.55% to 1.88% (4) expected life of 0.72 to 5.0 years, and (5) the quoted market price of $0.045 to $0.098 for the Company’s common stock.

See Financing lease arrangements in Note 8.

NOTE 7 - INCOME TAXES

The following table sets forth the components of the Company’s income tax expense (benefit) for the years ended December 31, 2019 and 2018:

Current:	2019	2018
Federal State and local	$—	—
Total Current	$—	—
Deferred:
Federal State and local benefit	$(2,945,915)	(1,129,273)
Net operating loss, net of state tax effect	(107,011)	(84,070)
Meals and entertainment	4,506	2,183
Stock based expenses	124,124	235,256
Impairment	199,473	—
Amortization	182,411	—
Other	61,472	84,071
Change in allowance	2,480,939	891,833
Total Benefit	$—	—

The following table sets forth a reconciliation of the Company’s income tax expense (benefit) as the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2019 and 2018:

	2019	2018
Income tax at Federal statutory rate	21%	21%
Change in valuation allowance	(21%)	(19%)
Stock based compensation	(0%)	(0%)
Net operating loss, net of state tax effect	(1%)	(1%)
Other	(1%)	(1%)
Total	—	—

The following table sets forth the components of the Company’s deferred income taxes as of December 31, 2019 and 2018:

Current deferred tax assets (liabilities):	2019	2018
Valuation allowance	$—	—
Total current deferred tax asset (liability)	$—	—

Noncurrent deferred tax assets (liabilities):
Derivative expense	$1,570,151	—
Intangible assets amortization	802,857	620,447
Net operating loss carry forwards	2,140,224	1,681,403
Stock base compensation	1,655,821	1,287,336
Other	—	98,927
Less; Valuation allowance	$(6,169,052)	(3,688,113)
Total noncurrent deferred tax asset (liability)	—	—

Total deferred tax asset (liability)	$—	—

The Company has approximately $10,000,000 and 8,000,000 of net operating loss carry forwards as of December 31, 2019 and 2018, respectively, which expire in varying amounts, if unused. Because of the change in ownership of more than 50% of the Company in accordance with Section 382 of the IRS Code, these net operating loss carry forwards may be significantly limited to use in future periods.

NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2019, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.

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

Series B Convertible Preferred Stock

In February 2015, the Company designated 3,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock. There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2019.

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

Series C Convertible Preferred Stock

In May 2018, the Company designated 3,000,000 shares of Preferred Stock as Series C Convertible Preferred Stock. There are no shares of Series C Convertible Preferred Stock outstanding as of December 31, 2019.

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

Series D Convertible Preferred Stock

On January 14, 2020, TPT Global Tech, Inc. ("the Company") filed an Amendment to its Articles of Incorporation to designate the Series D Convertible Preferred Stock. The Amendment designates 20,000,000 shares of the authorized 100,000,000 shares of the Company's $0.001 par value preferred stock as the Series D Convertible Preferred Stock ("the Series D Preferred Shares.")

As of the date hereof, there are no Series D Preferred shares outstanding. Series D Preferred shares have the following features: (i) 8% Cumulative Annual Dividends payable on the purchase value in cash or common stock of the Company at the discretion of the Board and payment is also at the discretion of the Board, which may decide to cumulate to future years; (ii) Optional Conversion to common stock at the election of the holder @ 80% of the 30 day average market closing price (for previous 30 business days) divided into $2.00. This election may be made at any time after 18 months from issuance; (iii) Automatic conversion of the Series D Preferred Stock shall occur without consent of holders upon any national exchange listing approval and the registration effectiveness of common stock underlying the conversion rights. The automatic conversion to common from Series D Preferred shall be on a one for one basis, which shall be post-reverse split as may be necessary for any Exchange listing (iv) Registration Rights – the Company has granted Piggyback Registration Rights for common stock underlying conversion rights in the event it files any other Registration Statement (other than an S-1 that the Company may file for certain conversion common shares for the convertible note financing that was arranged and funded in 2019). Further, the Company will file and pursue to effectiveness a Registration Statement or offering statement for common stock underlying the Automatic Conversion event triggered by an exchange listing. (v) Liquidation Rights - $2.00 per share plus any accrued unpaid dividends – subordinate to Series A, B, and C Preferred Stock receiving full liquidation under the terms of such series. The Company has redemption rights for the first year following the Issuance Date to redeem all or part of the principal amount of the Series D Preferred Stock at between 115% and 140%.

Common Stock and Capital Contributions

As of December 31, 2019, we had authorized 1,000,000,000 shares of Common Stock, of which 177,629,939 common shares are issued and outstanding.

Common Stock Contributions Related to Acquisitions

Effective November 1 and 3, 2017, an officer of the Company contributed 9,765,000 shares of restricted Common Stock to the Company for the acquisition of Blue Collar and HRS. These shares were subsequently issued as consideration for these acquisitions in November 2017. In March 2018, the HRS acquisition was rescinded and 3,625,000 shares of common stock are being returned by the recipients. The other transaction involved 6,500,000 shares for the acquisition of Blue Collar. In March 2018 and again in August 2018, this transaction was amended and closed on September 1, 2018. As such, as of December 31, 2019 and 2018 both the 3,265,000 shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

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

For these three agreements, the underlying stock for the stock options are intended to come from the contribution of stock by an officer of the Company. During the years ended December 31, 2019 and 2018, the Company recorded $581,364 and $694,806 as stock-based compensation related to these agreements. As of December 31, 2019, all amounts have been amortized for the general consulting agreement.

Common Stock Payable Issued for Expenses and Liabilities

During the years ended December 31, 2018, 16,667 of common shares were subscribed to for a note payable on the balance sheet of $2,000.

In August 2018, a majority of the outstanding voting shares of the Company voted through a consent resolution to support a consent resolution of the Board of Directors of the Company to add two new directors to the Board. As such, Arkady Shkolnik and Reginald Thomas (family member of CEO) were added as members of the Board of Directors. The total members of the Board of Directors after this addition is four. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive $25,000 per quarter and 5,000,000 shares of restricted common stock valued at approximately $692,500 vesting quarterly over twenty-four months. The quarterly cash payments of $25,000 will be paid in unrestricted common shares if the Company has not been funded adequately to make such payments. Mr. Thomas is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded. As of December 31, 2019, $122,500 and $40,000 has been accrued in the balance sheet for Mr. Shkolnik and Mr. Thomas, respectively.

Common Stock Contributions by Officer for Cash

During the year ended December 31, 2018, 3,675,000 restricted shares of Common Stock were subscribed to from investors for $367,500 or $0.10 per share, which stock was contributed by an officer of the Company as a capital contribution.

Stock Options

	Options Outstanding	Vested	Vesting Period	Exercise Price Outstanding and Exercisable	Expiration Date
December 31, 2017	93,120	93,120	---	$0.05 to $0.22	12-31-19
Granted	3,000,000	---	12 to 18 months	$0.10	2-28-20 to 3-20-21
December 31, 2018	3,093,120	1,954,230		$0.05 to $0.22	12-31-19 to 3-20-21
Expired	(93,120)			$0.05 to $0.22	12-31-19
December 31, 2019	3,000,000	3,000,000		$0.10	3-20-21

During the year ended December 31, 2018, the company entered into consulting arrangements primarily for legal work and general business support that included the issuance of stock options to purchase 3,000,000 options to purchase common shares at $0.10 per share, all of which are fully vested as of December 31, 2019. These stock options have an exercise period of 24 to 36 months. The Black-Scholes options pricing model was used to value the stock options. The inputs included the following:

(1)	Dividend yield of 0%
(2)	expected annual volatility of 307% - 311%
(3)	discount rate of 2.2% to 2.3%
(4)	expected life of 2 years, and
(5)	estimated fair value of the Company’s common $0.125 to $0.155 per share.

During the years ended December 31, 2019 and 2018, the Company recorded $140,668 and $256,187, respectively, as stock-based compensation related to the stock options and the related service period for which services have been rendered. 93,120 of these options expired in 2019. There is no further expense that will be incurred to the consolidated statement of operations for the existing stock options.

Warrants

As of December 31, 2019, there were 3,333,333 warrants outstanding that expire in five years or in the year ended December 31, 2024. As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 3,333,333 warrants to purchase 3,333,333 common shares of the Company at 70% of the current market price. Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice. However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

The warrants issued were considered derivative liabilities valued at $3,049 of the total $8,836,514, derivative liabilities as of December 31, 2019. See Note 5.

Common Stock Reservations

The Company has reserved 1,000,000 shares of Common Stock of the Company for the purpose of raising funds to be used to pay off debt described in Note 5.

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employee and consultants as consideration for services rendered and that will be rendered to the Company.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2019	2018
Related parties (1)	$1,141,213	$741,577
General operating	3,342,952	3,037,601
Accrued interest on debt (2)	793,470	306,319
Credit card balances	183,279	246,949
Accrued payroll and other expenses	207,108	33,063
Taxes and fees payable	633,357	629,462
Unfavorable lease liability	242,256	—
Total	$6,543,635	$4,993,970

(1)
Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.
(2)
Portion relating to related parties is $481,942 and $195,456 for December 31, 2019 and 2018, respectively.

Operating lease obligations

The Company adopted Topic 842 on January 1, 2019. The Company elected to adopt this standard using the optional modified retrospective transition method and recognized a cumulative-effect adjustment to the consolidated balance sheet on the date of adoption. Comparative periods have not been restated. With the adoption of Topic 842, the Company’s consolidated balance sheet now contains the following line items: Operating lease right-of-use assets, Current portion of operating lease liabilities and Operating lease liabilities, net of current portion.

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our estimated incremental borrowing rate as the discount rate. Our weighted average discount rate is 12.0% and the weighted average lease term of 6 years.

We have various non-cancelable lease agreements for certain of our tower locations with original lease periods expiring between 2020 and 2044. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Certain of the arrangements contain escalating rent payment provisions. Our Michigan main office lease and an equipment lease described below and leases with an initial term of twelve months have not been recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of December 31, 2019, operating lease right-of-use assets and liabilities arising from operating leases were $3,886,045 and $3,931,580, respectively. During the year ended December 31, 2019, cash paid for amounts included for the measurement of lease liabilities was $1,835,041 and the Company recorded lease expense in the amount of $1,880,576 in general and administrative expenses.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of December 31, 2019.

2020	$2,040,592
2021	$1,389,503
2022	$770,549
2023	$266,170
2024	$45,479
Thereafter	$112,639
Total operating lease liabilities	$(693,352)
Amount representing interest	$(709,971)
Total net present value	$3,931,580

Office lease used by CEO

During the years ended December 31, 2019 and 2018, the Company entered into a lease of 12 months or less for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The company has paid $30,857 and $26,792 in rent and utility payments for this space for the year ended December 31, 2019 and 2018, respectively.

Financing lease obligations

Future minimum lease payments are as follows:

Obligation	2019	In Default	Total
Telecom Equipment Finance (1)	$449,103	—	$449,103

(1) The Telecom Equipment Lease is with an entity owned and controlled by shareholders of the Company and is due August 31, 2020, as amended.

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

As of December 31, 2019 and 2018, the company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of amounts owed. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of December 31, 2019 and 2018 and does not believe the outcome of the dispute will have a material effect on the financial position of the Company.

NOTE 10 – RELATED PARTY ACTIVITY

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $1,141,213 and $741,577, respectively, as of December 31, 2019 and 2018 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 9.

As is mentioned in Note 8, Reginald Thomas was appointed to the Board of Directors of the Company in August 2018. Mr. Thomas is the brother to the CEO Stephen J. Thomas III. According to an agreement with Mr. Reginald Thomas, he is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded.

Leases

See Note 9 for office lease used by CEO.

Debt Financing and Amounts Payable

As of December 31, 2019, there are amounts due to management/shareholders of $303,688 included in financing arrangements, of which $127,712 is payable from the Company to Stephen J. Thomas III, CEO of the Company. See note 5.

Revenue Transactions and Accounts Receivable

During the year ended December 31, 2019, Blue Collar provided production services to an entity controlled by the Blue Collar CEO (355 LA, LLC or “355”) for which it recorded revenues of $707,263 and had accounts receivable outstanding as of December 31, 2019 of $169,439 which is included in accounts receivable on the consolidated balance sheet. 355 was formed in October 2019 by the CEO of Blue Collar for the purpose of production of certain additional footage for a 355 customer. 355 has opportunity to engage with other production relationships outside of using Blue Collar.

Common Stock and Stockholders’ Deficit

There are shares issuances and capital contributions from an officer of the Company. See Note 8.

Other Agreements

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

NOTE 11 – GOODWILL AND INTANGIBLE ASSETS

Amortization expense was $868,622 and 760,350 for year ended December 31, 2019 and 2018, respectively. Increases from the prior year are from the acquisition of the SpeedConnect assets. See more details on this acquisition in Note 2 to these consolidated financial statements. During the year ended December 31, 2019, the Company’s evaluation of goodwill and intangible assets resulted in impairments for Copperhead Digital to goodwill of $70,995 and for developed technology of $600,000 resulting in impairment expense of $70,995 and $272,213, respectively. During this same period an impairment of the developed technology intangible of $910,000 for the Lion Phone resulted in impairment expense of $606,664.

Goodwill and intangible assets are comprised of the following:

 December 31, 2019

	Gross carrying amount (1)	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$1,197,200	(364,383)	832,817	3-10
Developed Technology	$4,595,600	(1,106,351)	3,489,249	9
Film Library	$957,000	(104,900)	852,100	11
Trademarks and Tradenames	$132,000	(15,123)	116,877	12
Favorable leases	$95,000	(16,960)	78,040	3
	$6,976,800	(2,707,717)	5,369,083

Goodwill	$1,050,366	—	1,050,366	—

December 31, 2018

	Gross carrying amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$1,947,200	(1,374,933)	572,267	3-10
Developed Technology	$6,105,600	(1,059,070)	5,046,530	9
Film Library	$957,000	(32,700)	924,300	11
Trademarks and Tradenames	$132,000	(3,515)	128,485	12
	$9,141,800	(2,470,218)	6,671,582

Goodwill	$924,361	—	924,361	—

 Remaining amortization of the intangible assets is as following for the next five years and beyond:

	2020	2021	2022	2023	2024	Beyond
Customer Base	103,455	103,455	103,455	103,455	103,455	315,542
Developed Technology	510,624	510,624	510,624	510,624	510,624	936,129
Film Library	87,000	87,000	87,000	87,000	87,000	417,100
Trademarks and Tradenames	11,000	11,000	11,000	11,000	11,000	61,877
Favorable Leases	20,352	20,352	20,352	16,984	—	—
	732,431	732,431	732,431	729,063	712,079	1,730,648

NOTE 12 – SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company considers its most significant segments for 2019 and 2018 are those in which it is providing Broadband Internet through TPT SpeedConnect and Media Production services through Blue Collar.

The following table presents summary information by segment for the twelve months ended December 31, 2019 and 2018, respectively:

2019
	TPT SpeedConnect	Blue Collar	Corporate and other	Total
Revenue	$8,002,875	$1,941,955	$267,547	$10,212,377
Cost of revenue	$4,879,444	$751,349	$281,208	$5,912,001
Net income (loss)	$1,124,210	$428,758	$(15,581,133)	$(14,028,165)
Total assets	$8,003,380	$476,268	$6,974,105	$15,453,753
Depreciation and amortization	$282,449	$20,563	$1,156,679	$1,459,691
Derivative expense	$—	$—	$7,476,908	$7,476,908
Interest expense	$—	$119,359	$3,461,661	$3,581,020

2018
	TPT SpeedConnect	Blue Collar	Corporate and other	Total
Revenue	$—	$89,474	$847,595	$937,069
Cost of revenue	$—	215,976	$1,533,058	$1,749,034
Net loss		$(464,494)	$(4,912,995)	$(5,377,489)
Total assets	$—	101,164	$10,720,553	$10,821,717
Depreciation and amortization	$—	6,854	$967,319	$974,173
Interest expense	$—	$36,792	$195,880	$232,672

NOTE 13 – SUBSEQUENT EVENTS

Debt and Advances

On February 25, 2020, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (“Advantage Merchant Agreement”). The balance to be purchased and sold is $716,720 for which the Company received $500,000, net of fees. Under the Financing Agreement, the Company will pay $14,221 per week for 50 weeks. The Advantage Merchant Agreement includes a guaranty by the CEO of the Company, Stephen J. Thomas III.

In addition, the Company agreement to a Secured Promissory Note with a third party for $90,000 dated February 14, 2020. The Secured Promissory Note is secured by the assets of the Company and is due June 14, 2020 or earlier in case the Company is successful in raising other monies and carries an annual interest rate of 10% payable with the principal. The Secured Promissory Note is also convertible at the option of the holder into an equivalent amount of Series D Preferred Stock. The Secured Promissory Note also includes a guaranty by the CEO of the Company, Stephen J. Thomas III.

Some of the funds from the Advantage Merchant Agreement and the Secured Promissory Note were used to pay off the remaining balance of $97,000, including premium and accrued interest, of the Convertible Promissory Notes with JSJ Investments and the remaining Convertible Promissory Note to Geneva Roth of $63,086, including premium and accrued interest.

Bridge Internet Acquisition

On March 6, 2020, the executed an Acquisition and Purchase Agreement (“Agreement”) dated March 6, 2020 with Bridge Internet, LLC (“Bridge Internet”), a Delaware Limited Liability Company. The Company acquired 75% of Bridge Internet for 8,000,000 shares of common stock of TPT Global Tech, Inc., 4,000,000 common shares issued to Sydney “Trip” Camper immediately and 4,000,000 common shares which vest equally over two years. As sufficient funding is raised by the Company, defined as approximately $3,000,000, marketing funds of up to $200,000 per quarter for the next year from date of signing Agreement will be provided. Tower industry Veteran, Founder and CEO of Bridge Internet, Sydney “Trip” Camper, will retain the remaining 25% of Bridge Internet and stay on as the CEO, as well as become the acting CEO of TPT Speed Connect LLC, the Company’s wholly owned subsidiary TPT SpeedConnect, LLC. A formal employment agreement and biographical information for Sydney “Trip” Camper will be filed in a separate Form 8-K once completed.

Bridge Internet offers a Joint Venture (JV) business model to Municipalities, Cooperatives and Individual Territory Owners throughout the United States. It currently has no revenues. As a territorial, duplicatable, wireless internet service provider, this is a unique opportunity for potential JV partners to join an incredible revenue sharing business model. It is very easy for Municipalities, Cooperatives or Individual Owners to start JV businesses with Bridge Internet to provide their communities with state-of-the-art High-Speed Internet, Voice and IPTV services. The internet is a commodity many take for granted but for those with limited access every day is an unnecessary struggle. With millions of rural Americans struggling to find a reliable internet provider, Bridge Internet will help make a difference in people’s lives by providing access to online classes, healthcare, news and entertainment.

Convertible Promissory Notes

Subsequent to December 31, 2019, there have been $216,010 of principal and $99,088 of accrued interest for a total of $315,098 of convertible promissory notes that have been converted to 615,568,695 common shares. See Note 5 related to debt financing arrangements. These conversions have significantly increased the amount of common shares outstanding since December 31, 2019.

COVID-19

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After close monitoring and responses and guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, around March 18, 2020 for an indefinite period of time, the Company closed its Blue Collar office in Los Angeles, California and its TPT SpeedConnect offices in Michigan, Idaho and Arizona.  Most employees are working remotely, however this is not possible with certain employees and all subcontractors that work for Blue Collar. The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible extensions to all or part of such closures.

The Company is attempting to take advantage of the stimulus offerings but has not solidified anything on this yet.  On February 25, 2020, the Company entered the Advantage Merchant Agreement, mentioned above, and received $500,000, net of fees.   The Company is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues decrease significantly because of the COVID-19 closures.

As the COVID-19 pandemic is complex and rapidly evolving, the Company's plans as described above may change. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2019. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2019, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

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

Due to insufficient funds during the year ended December 31, 2019, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of March 31, 2020.

Name	Age	Position	Term
Stephen J. Thomas, III	55	President, Chief Executive Officer and Chairman of the Board	Annual
Richard Eberhardt	62	Executive Vice-President and Director	Annual
Arkady Shkolnik	56	Director	Annual
Reginald Thomas	54	Director	Annual
Gary Cook	62	Chief Financial Officer	Annual
Stacie Stricker	47	Corporate Secretary and Controller	Annual

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

Cisco: (July 2018 - present) As Partner Delivery Executive he supports 3 of Cisco’s largest Multi-National Partners- IBM US IBM Canada, and Presidio. He aligned these Partners go to market strategy with Cisco’s shifting business strategy to influence more than $15M in services sales in the last 14 months.

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

Mr. Caudle received his Bachelor of Science Degree in Electrical Engineering from San Jose State University in 1977 and holds one U.S. Patent.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

The following table sets forth the compensation paid to our officers from the years ended December 31, 2019, 2018, and 2017.

SUMMARY EXECUTIVES COMPENSATION TABLE
In Dollars

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

Stephen J. Thomas, III CEO and President	2019	175,000	—	—	—	—	—	—	(1)	175,000(2)
	2018	98,790	—	—	—	—	—	—	(1)	98,790(2)
	2017	95,402	—	—	—	—	—	—	(1)	95,402(2)

Richard Eberhardt, Executive Vice-President	2019	110,242	—	—	—	------	—	—		110,242(2)
	2018	21,115	—	—	—	—	—	—		21,115(2)
	2017	60,015	—	—	—	—	—	—		60,015(2)

Gary Cook, CFO	2019	112,150	—	—	—	—	—	—		112,150(2)
	2018	45,100	—	—	—	—	—	—		45,100(2)
	2017	68,500	—	—	—	—	—	—		68,500(2)

Stacie Stricker, Secretary and Controller	2019	80,750	—	—	—	—	—	—		80,750(2)
	2018	52,850	—	—	—	—	—	—		52,850(2)
	2017	52,600	—	—	—	—	—	—		52,600(2)

(1)The Company entered into a lease for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The Company has paid approximately $30,857 in rent and utility payments for this space for the twelve months ended December 31, 2019. No portion of the payments on this lease have been included in amounts shown in compensation to Mr. Stephen Thomas and has approximated $30,000 to $40,000 a year in 2015-2018.
(2) These amounts do not include compensation that has been accrued on the books of the Company in accordance with employment agreements and other previous contract work performed but has not been paid because of the lack of cash flows. Accrued but unpaid compensation as of December 31, 2019 is as follows: Stephen J. Thomas, III - $27,876; Richard Eberhardt - $196,940; Gary Cook - $192,194; and Stacie Stricker - $131,800.

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

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives’ Compensation Table" during the years ended December 31, 2019, 2018 and 2017:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Stephen J. Thomas, III (1)	2019	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—

Richard Eberhardt (2)	2019	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—

Arkady Shkolnik (3)	2019	100,000	346,250	—	—	—	—	361,250
	2018	37,500	144,271	—	—	—	—	181,771
	2017	—	—	—	—	—	—	—

Reginald Thomas (3)	2019	40,000	60,000	—	—	—	—	75,000
	2018	15,000	25,000	—	—	—	—	40,000
	2017	—	—	—	—	—	—	—

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

As of December 31, 2019, we had options outstanding to purchase 3,000,000 shares of common stock of the Company as follows:

Grant Purpose	Grant Date	Number	Exercise Price	Expiration Date	Vesting
Consulting	3-21-2018	1,000,000	$0.10	3-20-2021	100%
Legal services	3-1-2018	2,000,000	$0.10	2-28-2020	Monthly over 18 mos.

During the year ended December 31, 2019, 3,333,333 warrants were issued to purchase 3,333,333 shares of common stock in conjunction with financing arrangements entered into. See Note 8 of the consolidated financial statements.

OPTION/WARRANT GRANTS IN THE LAST FISCAL YEAR

On October 14, 2017, the Board of Directors and majority stockholders of TPT approved the 2017 TPT Global Tech, Inc. Stock Option and Award Incentive Plan (“the 2017 Plan.”) There are 20,000,000 shares of our common stock reserved under the 2017 Plan.

As part of the Convertible Promissory Notes issuance in Note 5 to the consolidated financial statements, the Company issued 3,333,333 warrants to purchase 3,333,333 common shares of the Company at 70% of the current market price. Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice. However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date. There has been no registration statement to register the underlying shares and the Company is in negotiations to not have to file such registration statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock by:

●
each person who is known by us to be the beneficial owner of five percent (5%) or more of our common stock;

●
our executive officers, and each director as identified in the “Management — Executive Compensation” section; and

●
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

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of April 9, 2020.

OFFICERS AND DIRECTORS

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner		Percent of Class Outstanding (2)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants(5)
Common Stock	Stephen J. Thomas, III, Chairman, President, Chief Executive Officer and Director	26,686,407	(3)	3.36%	26,686,407	3.36%

Common Stock	Richard Eberhardt, Director and Executive Vice President	19,000,000		2.40%	19,000,000	2.40%

Common Stock	Arkady Shkolnik, Director	3,541,667,	(4)	.45%	3,541,667	.45%

Common Stock	Reginald Thomas, Director	708,333	(4)	.09%	708,333	.09%

Common Stock	Gary Cook, Chief Financial Officer	6,500,000		.82%	6,500,000	.82%

Common Stock	Stacie Stricker, Corporate Secretary and Controller	500,000		0.06%	500,000	.06%

Common shares	All Directors and Executive Officers as a Group (6 persons)	56,936,407		7.18%	56,936,407	7.18%

(1)	The Address for the above individuals and entities is c/o 501 West Broadway, Suite 800, San Diego, CA 92101
(2)	Based upon 793,198,634 shares issued and outstanding as of April 9, 2020.
(3)
Based upon 793,198,634 shares issued and outstanding as of April 9, 2020. Does not contemplate the Series A Preferred Stock held 100% by Stephen J. Thomas, III which guarantees the holder to 60% of the outstanding common stock in shares when converted and 60% of any vote prior to or after conversion. As of December 31, 2019, approximately 199,728,891 additional common shares would be issued if Mr. Thomas were to convert his Series A Preferred Stock holdings to common stock. The Company would have to authorize more shares as there are only 1,000,000,000 shares authorized currently.

(4)
In August 2018, the Company added two new directors to the Board. Arkady Shkolnik and Reginald Thomas were added as members of the Board of Directors. The total members of the Board of Directors after this addition is four. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive 5,000,000 shares of restricted common stock vesting quarterly over twenty-four months. Mr. Thomas is to receive 1,000,000 shares of restricted common stock vesting quarterly over twenty-four months. The earned but not issued common shares through December 2019 have been included in the calculations.

(5)	Assuming full exercise of any stock options or warrants.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class Outstanding (2)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants
Common Stock	Stephen J. Thomas, III, Chairman, President, Chief Executive Officer and Director (1)	26,686,407	(3)	3.36%	26,686,407	3.36%

(1)
The Address for the above individuals and entities is c/o 501 West Broadway, Suite 800, San Diego, CA 92101
(2)
Based upon 793,198,634 shares issued and outstanding as of April 9, 2020.
(3)
Does not contemplate the Series A Preferred Stock held 100% by Stephen J. Thomas, III which guarantees the holder to 60% of the outstanding common stock in shares when converted and 60% of any vote prior to or after conversion. As of December 31, 2019, approximately 199,728,891 additional common shares would be issued if Mr. Thomas were to convert his Series A Preferred Stock holdings to common stock as there are only 1,000,000,000 shares authorized currently

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that we believe have a reasonable likelihood of being “in the money” within the next sixty days.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the stock transactions discussed herein, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, stockholders or any members of the immediate family of any of the foregoing had or are to have a direct or indirect material interest except as follows:

During the years ended December 31, 2019 and 2018, the Company entered into a lease for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The company has paid $30,857 and $26,792 in rent and utility payments for this space for the year ended December 31, 2019 and 2018, respectively.

There are shares issuances and capital contributions from an officer of the Company. See Note 7. Also, there are debt and lease balances outstanding due to shareholders and other related parties of the Company of $1,077,910 and $741,577, respectively, as of December 31, 2019 and 2018 related to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Notes 5 and 8.

As of December 31, 2019, there are amounts due to shareholders of $303,688 included in financing arrangements, of which $127,712 is payable from the Company to Stephen J. Thomas III, CEO of the Company. See note 5 to the consolidate financial statements.

In October 2019, the CEO of Blue Collar created a single purpose entity called 355 LA, LLC (“355”), owned 100% by the CEO, for the purpose of production of certain additional footage for a customer. During the year ended December 31, 2019, Blue Collar recorded revenues from 355 of $707,263 and had accounts receivable outstanding as of December 31, 2019 of $169,439 which is included in accounts receivable on the consolidated balance sheet.

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

As is mentioned in Note 8 to the consolidated financial statements, Reginald Thomas was appointed to the Board of Directors of the Company in August 2018. Mr. Thomas is the brother to the CEO Stephen J. Thomas III. According to an agreement with Mr. Reginald Thomas, he is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We incurred approximately $112,500 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2019. We incurred approximately $103,910 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2018.

During the fiscal years ended December 31, 2019 and 2018, we incurred $168,000 in other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

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
101
The following materials from TPT Global Tech, Inc. Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2019 and 2018, (ii) Statements of Operations for the years ended December 31, 2019 and 2018, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018, (iv) Statements of Cash Flows for the years ended December 31, 2019 and 2018 and (v) Notes to the Financial Statements.*
		*

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPT GLOBAL TECH, INC.

/s/ Stephen J. Thomas, III	April 14, 2020
Stephen J. Thomas, III
(Chief Executive Officer/Principal Executive Officer)

/s/ Gary L. Cook	April 14, 2020
Gary L. Cook
(Chief Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen J. Thomas, III	April 14, 2020
Stephen J. Thomas, III, Director

/s/ Richard Eberhardt	April 14, 2020
Richard Eberhardt, Director

/s/ Arkady Shkolnik	April 14, 2020
Arkady Shkolnik, Director

/s/ Reginald Thomas	April 14, 2020
Reginald Thomas, Director