Form 10-Q
period 2020-03-31
TPT GLOBAL TECH, INC.
filed 2020-05-20
CIK 1661039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 19, 2020, there were 853,221,966 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2020	2019
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$238,688	$192,172
Accounts receivable, net	65,416	379,805
Amounts receivable, related party	55,510	—
Prepaid expenses and other current assets	91,233	48,648
Total current assets	$450,847	620,625
NON-CURRENT ASSETS
Property and equipment, net	$4,297,208	4,423,148
Operating lease right of use assets	4,484,573	3,886,045
Intangible assets, net	5,186,348	5,369,083
Goodwill	1,050,366	1,050,366
Deposits and other assets	67,246	104,486
Total non-current assets	$15,085,741	14,833,128

TOTAL ASSETS	$15,536,588	$15,453,753

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,879,495	$6,543,635
Deferred revenue	302,009	305,741
Customer liability	338,725	338,725
Current portion of loans, advances and agreements	689,408	344,758
Current portion of convertible notes payable, net of discounts	2,216,430	2,101,649
Notes payable - related parties, net of discounts	9,117,235	9,297,078
Current portion of convertible notes payable – related parties, net of discounts	653,581	534,381
Derivative liabilities	11,755,941	8,836,514
Current portion of operating lease liabilities	2,046,943	1,921,843
Financing lease liability – related party	633,579	626,561
Total current liabilities	$34,633,346	30,850,885

NON-CURRENT LIABILITIES
Long term portion:
Loans, advances and agreements, net of current portion and discounts	$1,000,500	1,000,500
Convertible notes payable – related parties, net of current portion and discounts	269,300	388,500
Long term portion of operating lease liabilities	2,540,019	2,009,737
Total non-current liabilities	3,809,819	3,398,737
Total liabilities	$38,443,165	34,249,622

Commitments and contingencies – See Note 8	—	—

See accompanying notes to condensed consolidated financial statements.

STOCKHOLDERS' DEFICIT PREFERRED STOCK, $.001 PAR VALUE 100,000,000 SHARES AUTHORIZED:

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	$1,000	$1,000
Convertible Preferred Series B, 3,000,000 designated - 2,588,693 shares issued and outstanding as of March 31, 2020 and December 31, 2019	2,589	2,589
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Convertible Preferred Series D – 20,000,000 shares designated, zero shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $.001 par value, 1,000,000,000 shares authorized, 737,324,774 and 177,629,939 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	737,325	177,630
Subscriptions payable	675,818	574,256
Additional paid-in capital	14,473,982	13,279,749
Accumulated deficit	(38,797,291)	(32,831,093)
Total stockholders' deficit	(22,906,577)	(18,795,869)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,536,588	$15,453,753

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2020	2019
REVENUES:
Products	$11,151	$18,683
Services	3,064,822	142,793
Total Revenues	3,075,973	161,476

COST OF SALES:
Products	12,900	20,500
Services	2,293,588	241,868
Total Costs of Sales	2,306,488	262,368
Gross profit (loss)	769,485	(100,892)
EXPENSES:
Sales and marketing	25,900	—
Professional	343,967	512,540
Payroll and related	662,002	197,541
General and administrative	251,372	222,011
Depreciation	257,403	71,707
Amortization	182,735	206,002
Total expenses	1,723,379	1,209,801

Loss from operations	(953,894)	(1,310,693)

OTHER INCOME (EXPENSE)
Derivative expense	(3,896,672)	(1,540,416)
Loss on conversions of notes payable	(568,875)	—
Interest expense	(546,757)	(130,237)
Total other expenses	(5,012,304)	(1,670,653)

Net loss before income taxes	(5,966,198)	(2,981,346)
Income taxes	—	—
NET LOSS	$(5,966,198)	$(2,981,346)

Loss per common shares-basic and diluted	$(0.02)	$(0.02)

Weighted-average common shares outstanding-basic and diluted	382,159,789	136,953,904

See accompanying notes to condensed consolidated financial statements

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2020 and 2019
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance as of December 31, 2019	1,000,000	$1,000	2,588,693	$2,589	177,629,939	$177,630	$574,256	$13,279,749	$(32,831,093)	$(18,795,869)

Common stock issuable for director services	—	—	—	—	—	—	101,562	—	—	101,562

Common stock issued for convertible promissory notes	—	—	—	—	559,694,835	559,695	—	1,194,233	—	1,753,928

Net Loss	—	—	—	—	—	—	—	—	$(5,966,198)	$(5,966,198)

Balance as of March 31, 2020	1,000,000	$1,000	2,588,693	$2,589	737,324,774	$737,325	$675,818	$14,473,982	$(38,797,291)	$(22,906,577)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance as of December 31, 2018	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$168,006	$12,567,881	$(18,802,928)	$(5,926,498)

Issuance of stock and stock options for services	—	—	—	—	—	—	101,563	72,716	—	174,279

Net Loss	—	—	—	—	—	—	—	—	$(2,981,346)	$(2,981,346)

Balance as of March 31, 2019	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$269,569	$12,640,597	$(21,784,274)	$(8,733,565)

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,966,198)	$(2,981,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	257,403	71,707
Amortization	182,735	206,002
Amortization of debt discounts	316,035	165,297
Derivative expense		—
Loss on conversion of notes payable	568,875	—
Derivative expense	3,896,672	1,540,416
Share-based compensation: Common stock	101,562	136,007
Stock options	—	72,716
Changes in operating assets and liabilities:
Accounts receivable	314,389	(22,323)
Accounts receivable, related party	(55,510)	---
Prepaid expenses and other assets	(5,346)	(5,084)
Accounts payable and accrued expenses	425,345	406,130
Accrued interest on financing lease liabilities	7,018	13,573
Net change in operating lease assets and liabilities	56,854	---
Other liabilities	(3,732)	27,428
Net cash used in operating activities	$96,102	$(369,477)

Cash flows from investing activities:
Purchase of equipment	$(131,351)	$—
Net cash used in investing activities	$(131,351)	$—

Cash flows from financing activities:
Proceeds from convertible notes and notes payable – related parties	—	259,549
Proceeds from convertible notes, loans and advances	590,000	606,300
Payment on convertible loans, advances and agreements	(328,392)	—
Payments on convertible notes and amounts payable – related parties	(179,843)	(9,750)
Payments on financing lease liabilities	—	(7,438)
Net cash provided by financing activities	$81,765	$848,661

Net change in cash	$46,519	$479,184
Cash and cash equivalents - beginning of period	$192,172	$31,786

Cash and cash equivalents - end of period	$238,688	$510,970

See accompanying notes to condensed consolidated financial statements

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)
Supplemental Cash Flow Information:

Cash paid for:

	2020	2019
Interest	$88,736	$16,616
Taxes	$---	$---

Non-Cash Investing and Financing Activities:

	2020	2019
Discount on derivative financial instruments	$216,720	$668,000
Operating lease liabilities and right of use assets	$1,166,677	$---

See accompanying notes to condensed consolidated financial statements

TPT Global Tech, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

The following acquisitions have resulted in entities which have been consolidated into TPTG. In 2014 the Company acquired all the assets of K Telecom and Wireless LLC (“K Telecom”) and Global Telecom International LLC (“Global Telecom”). Effective January 31, 2015, TPTG completed its acquisition of 100% of the outstanding stock of Copperhead Digital Holdings, Inc. (“Copperhead Digital”) and Subsidiaries, TruCom, LLC (“TruCom”), Nevada Utilities, Inc. (“Nevada Utilities”) and CityNet Arizona, LLC (“CityNet”). Effective September 30, 2016, the company acquired 100% ownership in San Diego Media Inc. (“SDM”). In October 2017, we entered into agreements to acquire Blue Collar, Inc. (“Blue Collar”) which closed as of September 1, 2018. On May 7, 2019 we completed the acquisition of a majority of the assets of SpeedConnect, LLC, which assets were conveyed into our wholly owned subsidiary TPT SpeedConnect, LLC (“TPT SC” or “TPT SpeedConnect”) which was formed on April 16, 2019. On March 6, 2020 we acquired 75% of Bridge Internet, LLC (“BIC”).

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

Significant Accounting Policies

Please refer to Note 1 of the Notes to the Consolidated Financial Statements in the Company's most recent Form 10-K for all significant accounting policies of the Company, with the exception of those discussed below.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2019. The condensed consolidated balance sheet at March 31, 2020, has been derived from the consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Our condensed consolidated financial statements include the accounts of K Telecom, Copperhead Digital, SDM, Blue Collar, TPT SpeedConnect and BIC. All intercompany accounts and transactions have been eliminated in consolidation. Consideration has also been given to the minority interest of 25% in BIC.

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the three months ended March 31, 2020 and 2019. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the three months ended March 31, 2020 and 2019 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
TPT SpeedConnect	$2,707,654	$—
Copperhead Digital	—	67,700
K Telecom	11,151	18,683
San Diego Media	3,763	13,343
Blue Collar	353,405	61,750
Total Revenue	$3,075,973	$161,476

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 10 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue at March 31, 2020 and December 31, 2019 are $302,009 and $305,741, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue at March 31 2020 and December 31, 2019. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of thee income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and using the if-converted method for preferred stock and convertible notes. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2020, the Company had shares that were potentially common stock equivalents as follows:

2020
Convertible Promissory Notes	6,429,395,999
Series A Preferred Stock (1)	1,039,271,144
Series B Preferred Stock	2,588,693
Stock Options and Warrants	4,333,333
7,475,589,169

(1)
Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 1,000,000,000 shares are currently authorized.

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at March 31, 2020 and December 31, 2019 consisted of cash equivalents, accounts receivable, accounts payable, notes payable and derivative liabilities. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of March 31, 2020 are the following:

Derivative Instrument	Fair Value
Fair value of Auctus Convertible Promissory Note	$7,938,117
Fair value of Odyssey Capital Convertible Promissory Note	1,634,573
Fair value of EMA Financial Convertible Promissory Note	2,179,738
Fair value of Warrants issued with the derivative instruments	3,513
$11,755,941

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

Had the acquisition occurred on January 1, 2019, condensed proforma results of operations for the three months ended March 31, 2019 would be as follows:

2019
Revenue	$3,619,279
Cost of Sales	2,448,235
Gross Profit	$1,171,044
Expenses	(2,478,508)
Derivative Expense	(1,540,416)
Loss on debt conversions	—
Interest Expense	(130,237)
Income Taxes	—
Net Loss	$(2,978,117)
Loss per share	$(0.02)

The unaudited proforma results of operations are presented for information purposes only. The unaudited proforma results of operations are not intended to present actual results that would have been attained had the asset acquisition been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods. The revenue and net loss of TPT SpeedConnect from January 1, 2020 to March 31, 2020 included in the consolidated income statement amounted to $2,707,654 and $286,790, respectively, for the three months ended March 31, 2020.

Bridge Internet Acquisition

On March 6, 2020, the Company executed an Acquisition and Purchase Agreement (“BIC Agreement”) with Bridge Internet, a Florida Limited Liability Company, formed on February 27, 2020. The Company acquired 75% of Bridge Internet (which had no assets or liabilities and no material operations) for 8,000,000 shares of common stock of TPT Global Tech, Inc., 4,000,000 common shares issued to Sydney “Trip” Camper immediately and 4,000,000 common shares which vest equally over two years. As sufficient funding is raised by the Company, defined as approximately $3,000,000, marketing funds of up to $200,000 per quarter for the next year from date of signing the BIC Agreement will be provided and a formal employment agreement will be finalized. Tower industry Veteran, Founder and CEO of Bridge Internet, Sydney “Trip” Camper, will retain the remaining 25% of Bridge Internet and stay on as the CEO, as well as become the acting CEO of TPT Speed Connect. The Company entered into this transaction in order to expand its revenue base.

The Company evaluated this acquisition in accordance with ASC 805-10-55-4 to discern whether the transaction met the definition of a business. The company concluded there were not a sufficient number of key processes that developed the inputs into outputs. Accordingly, the Company accounted for this transaction as the hiring of a key member of management. As such, 4,000,000 shares valued at $6,400 were expensed and 4,000,000 additional shares valued at $6,400 will be amortized equally over 2 years. As operations become material, the Company will present the effects of the 25% noncontrolling interest.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Cash flows generated from operating activities were not enough to support all working capital requirements for the three months ended March 31, 2020 and 2019. We incurred $5,966,198 and $2,981,346, respectively, in losses, and we generated and used $96,102 and $369,477, respectively, in cash for operations for the three months March 31, 2020 and 2019. Cash flows from financing activities were $81,795 and $848,661 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has taken advantage of the stimulus offerings and received $722,200 in April 2020 and will try to use these funds as is prescribed by the stimulus offerings to have the entire amount forgiven. The Company is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues decrease significantly because of the COVID-19 closures.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of March 31, 2020 and December 31, 2019 are as follows:

	2020	2019
Property and equipment:
Telecommunications fiber and equipment	$5,334,352	5,203,000
Film production equipment	369,903	369,903
Office furniture and equipment	85,485	85,485
Leasehold improvements	18,679	18,679
Accumulated depreciation	(1,511,211)	(1,253,919)
Property and equipment, net	$4,297,208	4,423,148

Depreciation expense was $257,403 and $71,707 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of March 31, 2020 and December 31, 2019 are as follows:

	2020	2019
Business loans and advances (1)	$1,105,763	1,121,640
Convertible notes payable (2)	2,216,430	2,101,649
Factoring agreements (3)	584,145	223,618
Debt – third party	$3,906,338	3,446,907

Line of credit, related party secured by assets (4)	$3,043,390	3,043,390
Debt– other related party, net of discounts (5)	5,950,000	5,950,000
Convertible debt – related party (6)	922,881	922,881
Shareholder debt (7)	123,845	303,688
Debt – related party	$10,040,116	10,219,959

Total financing arrangements	$13,946,454	13,666,866

Less current portion:
Loans, advances and agreements – third party	$(689,408)	(344,758)
Convertible notes payable third party	(2,216,430)	(2,101,649
Debt – related party, net of discount	(9,117,235)	(9,297,078)
Convertible notes payable– related party	(653,581)	(534,381)
	(12,676,654)	(12,277,866)
Total long term debt	$1,269,800	1,389,000

(1) The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month Libor plus 2%, 2.99% as of March 31, 2020, and is secured by assets of the Company, is due August 31, 2020, as amended, and included 8,000 stock options as part of the terms which options expired December 31, 2019 (see Note 7).

$500,500 is a line of credit that Blue Collar has with a bank, bears interest at Prime plus 1.125%, 4.86% as of March 31, 2020, and is due March 25, 2021.

$500,000 is a bank loan dated May 28, 2019 which bears interest at Prime plus 6%, 9.73% as of March 31, 2020, is interest only for the first year, thereafter payable monthly of principal and interest until the due date of May 1, 2022. The bank loan is collateralized by assets of the Company.

The remaining balances generally bear interest at approximately 10%, have maturity dates that are due on demand or are past due, are unsecured and are classified as current in the balance sheets.

On February 14, 2020, the Company agreed to a Secured Promissory Note with a third party for $90,000. The Secured Promissory Note was secured by the assets of the Company and was due June 14, 2020 or earlier in case the Company is successful in raising other monies and carried an interest charge of 10% payable with the principal. The Secured Promissory Note was also convertible at the option of the holder into an equivalent amount of Series D Preferred Stock. The Secured Promissory Note also included a guaranty by the CEO of the Company, Stephen J. Thomas III. This Secured Promissory Note was paid off on May 5, 2020, including $9,000 of interest.

(2) During 2017, the Company issued convertible promissory notes in the amount of $67,000 (comprised of $62,000 from two related parties and $5,000 from a former officer of CDH), all which were due May 1, 2020 and bear 6% annual interest (12% default interest rate). The convertible promissory notes are convertible, as amended, at $0.25 per share. These convertible promissory notes were not repaid May 1, 2020. Management is working to extend the due dates.

During 2019, the Company consummated Securities Purchase Agreements dated March 15, 2019, April 12, 2019, May 15, 2019, June 6, 2019 and August 22, 2019 with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) for the purchase of convertible promissory notes in the amounts of $68,000, $65,000, $58,000, $53,000 and $43,000 (“Geneva Roth Convertible Promissory Notes”). The Geneva Roth Convertible Promissory Notes are due one year from issuance, pays interest at the rate of 12% (principal amount increases 150%-200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to the maturity date or date of default to convert all or any part of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 61% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Geneva Roth Convertible Promissory Notes may be prepaid in whole or in part of the outstanding balance at 125% to 140% up to 180 days from origination. Geneva Roth converted a total of $244,000 of principal and $8,680 of accrued interest through March 31, 2020 from its various Securities Purchase Agreements into 125,446,546 shares of common stock of the Company leaving no outstanding principal balances as of March 31, 2020. On February 13, 2020, the August 22, 2019 Securities Purchase Agreement was repaid for $63,284, including a premium and accrued interest.

On March 25, 2019, the Company consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 Convertible Promissory Note (“Auctus Convertible Promissory Note”). The Auctus Convertible Promissory Note is due December 18, 2019, pays interest at the rate of 12% (24% default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date or at the effective date of the registration of the underlying shares of common stock, which the holder has registration rights for, to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lessor of the lowest trading price during the previous 25 trading days prior the date of the Auctus Convertible Promissory Note or 50% multiplied by the average of the two lowest trading prices for the common stock during the previous 25 trading days prior to the applicable conversion date. The Auctus Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Auctus converted $17,867 of principal and $127,866 of accrued interest into 260,102,808 shares of common stock of the Company prior to March 31, 2020. Subsequent to March 31, 2020, Auctus converted another $15,313 of principal and $14,138 of accrued interest into 115,897,192 shares of common stock of the Company. 2,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7.

On June 4, 2019, the Company consummated a Securities Purchase Agreement with Odyssey Capital Funding, LLC. (“Odyssey”) for the purchase of a $525,000 Convertible Promissory Note (“Odyssey Convertible Promissory Note”). The Odyssey Convertible Promissory Note is due June 3, 2020, pays interest at the rate of 12% ( 24% default) per annum and gives the holder the right from time to time, and at any time during the period beginning six months from the issuance date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Odyssey Convertible Promissory Note may be prepaid in full at 125% to 145% up to 180 days from origination. Through March 31, 2020, Odyssey converted $43,500 of principal and $3,440 of accrued interest into 48,621,516 shares of common stock of the Company.

On June 6, 2019, the Company consummated a Securities Purchase Agreement with JSJ Investments Inc. (“JSJ”) for the purchase of a $112,000 Convertible Promissory Note (“JSJ Convertible Promissory Note”). The JSJ Convertible Promissory Note is due June 6, 2020, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lower of the market price, as defined, or 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The JSJ Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. JSJ converted $43,680 of principal into 18,500,000 shares of common stock of the Company prior to March 31, 2020.In addition, on February 25, 2020 the Company repaid for $97,000, including a premium and accrued interest, for all remaining principal and accrued interest balances as of that day. 333,333 warrants were issued in conjunction with the issuance of this debt. See Note 7.

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note is due June 11, 2020, pays interest at the rate of 12% (principal amount increases 200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. The EMA Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Prior to March 31, 2020, EMA converted $35,366 of principal into 147,700,000 shares of common stock of the Company. 1,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7.

The Company is in default under its derivative financial instruments and received notice of such from Auctus for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. It was the intent of the Company to pay back all derivative securities prior to the due dates but that has not occurred in case of Auctus. As such, the Company is currently in negotiations with Auctus, EMA and Odyssey relative to extending due dates and changing terms on the Notes.

(3) The Factoring Agreement with full recourse, due February 29, 2020, as amended, was established in June 2016 with a company that is controlled by a shareholder and is personally guaranteed by an officer of the Company. The Factoring Agreement is such that the Company pays a discount of 2% per each 30-day period for each advance received against accounts receivable or future billings. The Company was advanced funds from the Factoring Agreement for which $101,244 and $101,244 in principal remained unpaid as of March 31, 2020 and December 31, 2019, respectively.

On May 8, 2019, the Company entered into a factoring agreement with Advantage Capital Funding (“2019 Factoring agreement”). $500,000, net of expenses, was funded to the Company with a promise to pay $18,840 per week for 40 weeks until a total of $753,610 is paid which occurred in February 2020

On February 25, 2020, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (“2020 Factoring Agreement”). The balance to be purchased and sold is $716,720 for which the Company received $500,000, net of fees. Under the 2020 Factoring Agreement, the Company pays $14,221 per week for 50 weeks at an effective interest rate of approximately 43% annually. The 2020 Factoring Agreement includes a guaranty by the CEO of the Company, Stephen J. Thomas III.

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 2.99% as of March 31, 2020, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling $85,120 which expired as of December 31, 2019 (see Note 7) and is due, as amended, August 31, 2020.

During the year ended December 31, 2019 and 2018, those same shareholders and one other have loaned the Company money in the form of convertible loans of $136,400 and $537,200, respectively, described in (2) and (6).

(5) $350,000 represents cash due to the prior owners of the technology acquired in December 2016 from the owner of the Lion Phone which is due to be paid as agreed by TPTG and the former owners of the Lion Phone technology and has not been determined.

$4,000,000 represents a promissory note included as part of the consideration of ViewMe Live technology acquired in 2017, later agreed to as being due and payable in full, with no interest with $2,000,000 from debt proceeds and the remainder from proceeds from the second Company public offering.

On September 1, 2018, the Company closed on its acquisition of Blue Collar. Part of the acquisition included a promissory note of $1,600,000 and interest at 3% from the date of closure. The promissory note is secured by the assets of Blue Collar.

(6) During 2016, the Company acquired SDM which consideration included a convertible promissory note for $250,000 due February 29, 2019, as amended, does not bear interest, unless delinquent in which the interest is 12% per annum, and is convertible into common stock at $1.00 per share. The SDM balance is $182,381 as of March 31, 2020. As of March 1, 2020, this convertible promissory note is delinquent.

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

See Lease financing arrangement in Note 7.

NOTE 6     DERIVATIVE FINANCIAL INSTRUMENTS

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

The derivative liability as of March 31, 2020, in the amount of $11,755,941 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2020.

Debt Derivative Liabilities
Balance, December 31, 2018	$—
Debt discount from initial derivative	1,774,000
Initial fair value of derivative liabilities	2,601,631
Change in derivative liability from conversion of notes payable	(407,654)
Change in fair value of derivative liabilities at end of period	4,868,537
Balance, December 31, 2019	$8,836,514
Change in derivative liabilities from conversion of notes payable	(977,245)
Change in fair value of derivative liabilities at end of period	3,896,672
Balance, March 31, 2020	$11,755,941
Derivative expense for the three months ended March 31, 2020	$3,896,672

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

As of March 31, 2020, the Company marked to market the fair value of the debt derivatives and determined a fair value of $11,755,941 ($11,752,428 from the convertible notes and $3,513 from the warrants) in Note 5 (2) above. The Company recorded a loss from change in fair value of debt derivatives of $3,896,672 for the three months ended March 31, 2020. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 348.4% to 576.1%, (3) weighted average risk-free interest rate of 0.05% to 1.56% (4) expected life of 0.72 to 5.0 years, and (5) the quoted market price of $0.0009 to $0.047 for the Company’s common stock.

See Financing lease arrangements in Note 8.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of March 31, 2020, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C and Series D Preferred Stock.

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

Series B Convertible Preferred Stock

In February 2015, the Company designated 3,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock. There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of March 31, 2020.

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

Series C Convertible Preferred Stock

In May 2018, the Company designated 3,000,000 shares of Preferred Stock as Series C Convertible Preferred Stock. There are no shares of Series C Convertible Preferred Stock outstanding as of March 31, 2020.

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

Common Stock and Capital Contributions

As of March 31, 2020, we had authorized 1,000,000,000 shares of Common Stock, of which 737,324,774 common shares are issued and outstanding.

Common Stock Payable

As of March 31, 2020, 16,667 of common shares were subscribed to in 2018 for a note payable of $2,000.

In 2018, a majority of the outstanding voting shares of the Company voted through a consent resolution to support a consent resolution of the Board of Directors of the Company to add two new directors to the Board. As such, Arkady Shkolnik and Reginald Thomas (family member of CEO) were added as members of the Board of Directors. The total members of the Board of Directors after this addition is four. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive $25,000 per quarter and 5,000,000 shares of restricted common stock valued at approximately $692,500 vesting quarterly over twenty-four months. The quarterly cash payments of $25,000 will be paid in unrestricted common shares if the Company has not been funded adequately to make such payments. Mr. Thomas is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded. As of March 31, 2020, $147,500 and $50,000 has been accrued in the balance sheet for Mr. Shkolnik and Mr. Thomas, respectively. For the three months ended March 31, 2020 and 2019, $101,562 and $101,562, respectively, have been expensed under these agreements.

Effective November 1 and 3, 2017, an officer of the Company contributed 9,765,000 shares of restricted Common Stock to the Company for the acquisition of Blue Collar and HRS. These shares were subsequently issued as consideration for these acquisitions in November 2017. In March 2018, the HRS acquisition was rescinded and 3,625,000 shares of common stock are being returned by the recipients. The other transaction involved 6,500,000 shares for the acquisition of Blue Collar which closed in 2018. As such, as of March 31, 2020 the 3,265,000 shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

Stock Options

	Options Outstanding	Vested	Vesting Period	Exercise Price Outstanding and Exercisable	Expiration Date
December 31, 2018	3,093,120	1,954,230	100% at issue and 12 to 18 months	$0.05 to $0.22	12-31-19 to 3-21-21
Expired	(93,120)			$0.05 to $0.22	12-31-19
December 31, 2019	3,000,000	3,000,000	12 to 18 months	$0.10	3-1-20 to 3-21-21
Expired	(2,000,000)
March 31, 2020	1,000,000	1,000,000	12 months	$0.10	3-1-20 to 3-21-21

During the year ended December 31, 2018, the company entered into consulting arrangements primarily for legal work and general business support that included the issuance of stock options to purchase 3,000,000 options to purchase common shares at $0.10 per share. 2,000,000 of these expired. The remaining 1,000,000 are fully vested as of March 31, 2020. The Black-Scholes options pricing model was used to value the stock options. The inputs included the following:

(1)	Dividend yield of 0%
(2)	expected annual volatility of 307% - 311%
(3)	discount rate of 2.2% to 2.3%
(4)	expected life of 2 years, and
(5)	estimated fair value of the Company’s common $0.125 to $0.155 per share.

93,120 of options expired in 2019. Expense recorded in the three months ended March 31, 2020 and 2019 was $0 and 72,716 related to stock options. No further expense will be incurred to the consolidated statement of operations for the existing stock options.

Warrants

As of March 31, 2020, there were 3,333,333 warrants outstanding that expire in five years or in the year ended December 31, 2024. As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 3,333,333 warrants to purchase 3,333,333 common shares of the Company at 70% of the current market price. Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice. However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

The warrants issued were considered derivative liabilities valued at $3,513 of the total $11,755,941, derivative liabilities as of March 31, 2020. See Note 5.

Common Stock Reservations

The Company has reserved 1,000,000 shares of Common Stock of the Company for the purpose of raising funds to be used to pay off debt described in Note 5.

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employee and consultants as consideration for services rendered and that will be rendered to the Company.

There are Transfer Agent common stock reservations that have been approved by the Company relative to the outstanding derivative financial instruments, the outstanding Form S-1 Registration Statement and general treasury of 146,778,034.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2020	2019
Related parties (1)	$1,131,430	$1,141,213
General operating	3,191,090	3,342,952
Accrued interest on debt (2)	854,754	793,470
Credit card balances	181,884	183,279
Accrued payroll and other expenses	675,003	207,108
Taxes and fees payable	633,357	633,357
Unfavorable lease liability	211,977	242,256
Total	$6,879,495	$6,543,635

(1)
Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.
(2)
Portion relating to related parties is $535,279 and $481,942 for March 31, 2020 and December 31, 2019, respectively.

Operating lease obligations

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

As of March 31, 2020, operating lease right-of-use assets and liabilities arising from operating leases were $4,484,573 and $4,586,962, respectively. During the three months ended March 31, 2020, cash paid for amounts included for the measurement of lease liabilities was $678,059 and the Company recorded lease expense in the amount of $686,864 in general and administrative expenses.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of March 31, 2020.

2020	$1,688,002
2021	1,681,008
2022	1,065,718
2023	560,703
2024	337,638
Thereafter	194,383
Total operating lease liabilities	$5,527,452
Amount representing interest	$(940,490)
Total net present value	$4,586,962

Office lease used by CEO

The Company entered into a lease of 12 months or less for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The company has paid $7,000 and $0 in rent and utility payments for this space for the three months ended March 31, 2020 and 2019, respectively.

Financing lease obligations

Future minimum lease payments are as follows:

Obligation	2020	In Default	Total
Telecom Equipment Finance (1)	$449,103	—	$449,103

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

As of March 31, 2020, the company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of amounts owed. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of March 31, 2020 and December 31, 2019 and does not believe the outcome of the dispute will have a material effect on the financial position of the Company.

NOTE 9 – RELATED PARTY ACTIVITY

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $1,131,430 and $1,141,213, respectively, as of March 31, 2020 and December 31, 2019 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 8.

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

Leases

See Note 8 for office lease used by CEO.

Debt Financing and Amounts Payable/Receivable

As of March 31, 2020, there are amounts due to management/shareholders of $123,845 included in financing arrangements, of which $107,645 is payable from the Company to Stephen J. Thomas III, CEO of the Company. See note 5. In addition, as of March 31, 2020 and December 31, 2019, amounts receivable from Mark Rowen, CEO of Blue Collar were $55,510 and $0, respectively, consisting of a net balance in advances and reimbursable expenses.

Revenue Transactions

Blue Collar provided production services to an entity controlled by the Blue Collar CEO (355 LA, LLC or “355”) for which it recorded revenues of $235,149 and $0, respectively, for the three months ended March 31, 2020 and 2019. 355 was formed in October 2019 by the CEO of Blue Collar for the purpose of production of certain additional footage for a 355 customer. 355 has opportunity to engage with other production relationships outside of using Blue Collar. Accounts receivable from 355 as of March 31, 2020 and December 31, 2019 is $0 and $169,439, respectively.

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

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are comprised of the following:
 March 31, 2020

	Gross carrying amount (1)	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$1,197,200	(390,030)	807,170	3-10
Developed Technology	$4,595,600	(1,234,007)	3,361,593	9
Film Library	$957,000	(122,950)	834,050	11
Trademarks and Tradenames	$132,000	(18,025)	113,975	12
Favorable leases	$95,000	(25,440)	69,560	3
	$6,976,800	(1,790,452)	5,186,348

Goodwill	$1,050,366	—	1,050,366	—

Amortization expense was $182,735 and $206,002 for the three months ended March 31, 2020 and 2019, respectively.
 December 31, 2019

	Gross carrying amount (1)	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$1,197,200	(364,383)	832,817	3-10
Developed Technology	$4,595,600	(1,106,351)	3,489,249	9
Film Library	$957,000	(104,900)	852,100	11
Trademarks and Tradenames	$132,000	(15,123)	116,877	12
Favorable leases	$95,000	(16,960)	78,040	3
	$6,976,800	(2,707,717)	5,369,083

Goodwill	$1,050,366	—	1,050,366	—

 Remaining amortization of the intangible assets is as following for the next five years and beyond:

2020
2020	$539,696
2021	732,431
2022	732,431
2023	729,063
2024	712,079
Thereafter	1,740,648
$5,186,348

NOTE 11 – SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company considers its most significant segments for 2020 and 2019 are those in which it is providing Broadband Internet through TPT SpeedConnect and Media Production services through Blue Collar.

The following table presents summary information by segment for the three months ended March 31 and 2020 and 2019 respectively:

2020
	TPT SpeedConnect	Blue Collar	Corporate and other	Total
Revenue	$2,707,654	$353,405	$14,914	$3,075,973
Cost of revenue	$1,717,386	$148,095	$441,007	$2,306,488
Net income (loss)	$286,790	$(58,095)	$6,423,588	$(5,966,198)
Depreciation and amortization	$127,194	$27,834	$285,110	$440,138
Derivative expense	$—	$—	$3,896,672	$3,896,672
Interest expense	$54,004	$10,218	$482,535	$546,757

2019
	TPT SpeedConnect	Blue Collar	Corporate and other	Total
Revenue	$—	$61,750	$99,726	$161,476
Cost of revenue	$—	$140,979	$121,389	$262,368
Net loss	$—	$(257,728)	$(2,723,618)	$(2,981,346)
Depreciation and amortization	$—	$5,141	$272,568	$277,709
Interest expense	$—	$16,072	$114,165	$130,237

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to March 31, 2020, Auctus converted another $15,313 of principal and $14,138 of accrued interest into 115,897,192 shares of common stock of the Company. See Note 7.

On May 6, 2020, the Company entered into an agreement with Steve and Yuanbing Caudle for the acquisition of the Media One Live platform for $1,000,000 in the form of a promissory note due after funding has been received by the Company from its various investors and other sources. Mr. Caudle is a principal with the ViewMe technology that is being developed by the Company. This technology is considered to be the social media add on to the ViewMe live streaming engine platform. In addition, the Company in conjunction with this agreement, entered into an agreement to employ Ms. Caudle as Vice President of Product Development of the Media One Live platform for an annual salary of $250,000 for five years, including customary employee benefits.

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

The Company has taken advantage of the stimulus offerings and received $722,200 in April 2020 and will try to use these funds as is prescribed by the stimulus offerings to have the entire amount forgiven. The Company is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues decrease significantly because of the COVID-19 closures.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2020, we had an accumulated deficit totaling $38,797,291. This raises substantial doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

During the three months ended March 31, 2020, we recognized total revenues of $3,075,973 compared to the prior period of $161,476. The increase is attributed to the acquisition of the assets of SpeedConnect on May 7, 2019.

Gross profit (loss) for the three months ended March 31, 2020 was $769,485 compared to $(100,892) for the prior period. The increase of $870,377 is largely attributable to the acquisition of the assets of SpeedConnect.

During the three months ended March 31, 2020, we recognized $1,723,379 in operating expenses compared to $1,209,801 for the prior period. The increase of $513,578 was in large part attributable to the acquisition of the assets of SpeedConnect.

Derivative expense of $3,896,672 and $1,540,416 results from the accounting for derivative financial instruments during the three months ended March 31, 2020 and 2019.

Interest expense increased for the three months ended March 31, 2020 compared to the prior period by $416,520. Increases from higher interest rates and increased debt, including debt classified as derivative financial instruments and the resulting accounting of those considered in default was the primary reason for the increase.

During the three months ended March 31, 2020, we recognized a net loss of $5,966,198 compared to a loss of $2,981,346 for the prior period. The difference of $2,984,852 was primarily a result of the derivative expenses from the valuation of debt classified as derivative financial instruments.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operating activities were not enough to support all working capital requirements for the three months ended March 31, 2020 and 2019. We incurred $5,966,198 and $2,981,346, respectively, in losses, and we generate and used $96,102 and $369,477, respectively, in cash for operations for the three months ended March 31, 2020 and 2019. Cash flows from financing activities were $81,765 and $848,661 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has taken advantage of the stimulus offerings and received $722,200 in April 2020 and will try to use these funds as is prescribed by the stimulus offerings to have the entire amount forgiven. The Company is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues decrease significantly because of the COVID-19 closures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

No Material Changes in Risk Factors since the disclosure contained in the Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Aside from what has been disclosed in our Registration Statement on Form S-1/A dated February 13, 2019, amended December 10, 2019, and in the Company’s Form 10-K for the year ended December 31, 2019, and which has been issued pursuant to conversions of amounts due under convertible promissory notes as reflected below, we have not sold unregistered securities in the past 2 years without registering the securities under the Securities Act of 1933.

2020 Conversions			Accrued	Share	Price
	Date	Principal	Interest	Amounts	Per Share
Auctus	4/6/2020	3,536	3,536	27,936,930	0.0003
-	4/9/2020	1,006	6,066	27,936,930	0.0003
	4/15/20	5,574	3,536	30,725,000	0.0003
	4/21/20	5,197	2,257	29,298,332	0.0003

We have filed Forms 8-K dated April 22, 2019, May 28, 2019, June 20, 2019, September 19, 2019, and September 30, 2019, related to convertible promissory notes for which the underlying common shares have not be registered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default under its derivative financial instruments and received notice of such from Auctus for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. It was the intent of the Company to pay back all derivative securities prior to the due dates but that has not occurred in case of Auctus. As such, the Company is currently in negotiations with Auctus, EMA and Odyssey relative to extending due dates and changing terms on the Notes.

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

TPT GLOBAL TECH, INC.
(Registrant)

Dated: May 20, 2020	By:	/s/ Stephen J. Thomas, III
Stephen J. Thomas, III
(Chief Executive Officer, Principal Executive Officer)
Officer)

Dated: May 20, 2020	By:	/s/ Gary L. Cook
Gary L. Cook
(Chief Financial Officer, Principal Accounting Officer)
Officer)