Form 10-Q
period 2020-06-30
TPT GLOBAL TECH, INC.
filed 2020-08-19
CIK 1661039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

As of August 13, 2020, there were 857,562,371 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2020	2019
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$108,874	$192,172
Accounts receivable, net	110,696	379,805
Prepaid expenses and other current assets	82,544	48,648
Total current assets	$302,114	620,625
NON-CURRENT ASSETS
Property and equipment, net	$4,176,920	4,423,148
Operating lease right of use assets	4,808,632	3,886,045
Intangible assets, net	5,003,613	5,369,083
Goodwill	1,050,366	1,050,366
Deposits and other assets	104,486	104,486
Total non-current assets	$15,144,017	14,833,128

TOTAL ASSETS	$15,446,131	$15,453,753
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,834,684	$6,543,635
Deferred revenue	335,109	305,741
Customer liability	338,725	338,725
Current portion of loans, advances and agreements	1,794,497	344,758
Current portion of convertible notes payable, net of discounts	1,711,098	2,101,649
Notes payable - related parties, net of discounts	10,111,240	9,297,078
Current portion of convertible notes payable – related parties, net of discounts	781,581	534,381
Derivative liabilities	6,805,480	8,836,514
Current portion of operating lease liabilities	2,108,909	1,921,843
Financing lease liability – related party	640,597	626,561
Total current liabilities	$31,461,920	30,850,885

NON-CURRENT LIABILITIES
Long term portion:
Loans, advances and agreements, net of current portion and discounts	$960,573	1,000,500
Convertible notes payable – related parties, net of current portion and discounts	141,300	388,500
Long term portion of operating lease liabilities	2,820,892	2,009,737
Total non-current liabilities	3,922,765	3,398,737
Total liabilities	$35,384,685	34,249,622

Commitments and contingencies – See Note 8	—	—

See accompanying notes to condensed consolidated financial statements.

 TPT Global Tech, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

	June 30,	December 31,
	2020	2019
	(Unaudited)

MEZZANINE EQUITY
Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	$3,117,000	---
Convertible Preferred Series B, 3,000,000 designated - 2,588,693 shares issued and outstanding as of June 30, 2020 and December 31, 2019	1,677,473	---
Total mezzanine equity	$4,794,473	$---

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, $.001 PAR VALUE 100,000,000 SHARES AUTHORIZED:
Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	$—	$1,000
Convertible Preferred Series B, 3,000,000 designated - 2,588,693 shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	2,589
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Convertible Preferred Series D – 20,000,000 shares designated, zero shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $.001 par value, 1,000,000,000 shares authorized, 857,562,371 and 177,629,939 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	857,563	177,630
Subscriptions payable	777,380	574,256
Additional paid-in capital	9,959,111	13,279,749
Accumulated deficit	(36,327,081)	(32,831,093)
Total stockholders' deficit	(24,773,027)	(18,795,869)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,446,131	$15,453,753

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

REVENUES:
Products	$16,940	$15,086	$28,091	$33,769
Services	2,739,831	2,413,369	5,804,653	2,556,162
Total Revenues	2,756,771	2,428,455	5,832,744	2,589,931

COST OF SALES:
Products	14,400	15,100	27,300	35,600
Services	1,628,260	1,472,848	3,710,377	1,714,716
Total Costs of Sales	1,628,260	1,487,948	3,737,677	1,750,316
Gross profit	1,114,111	940,507	2,095,067	839,615
EXPENSES:
Sales and marketing	39,107	44,317	65,007	44,317
Professional	410,755	483,913	754,722	996,453
Payroll and related	584,136	367,017	1,246,138	564,558
General and administrative	421,869	394,256	884,712	616,267
Research and development	1,000,000	—	1,000,000	—
Depreciation	259,964	128,000	517,367	199,707
Amortization	182,735	354,129	365,470	560,131
Total expenses	2,898,566	1,771,632	4,833,416	2,981,433
Income (loss) from operations	(1,784,455)	831,125	(2,738,349)	(2,141,818)

OTHER INCOME (EXPENSE)
Derivative gain (expense)	3,496,653	(6,565,485)	(400,019)	(8,105,901)
Gain (loss) on debt extinguishment	1,252,131	—	1,252,131	—
Loss on debt conversions	(206,775)	—	(775,650)	—
Interest expense	(287,344)	(1,147,201)	(834,101)	(1,277,438)
Total other income (expenses)	4,254,665	(7,712,686)	(757,639)	(9,383,339)

Net income (loss) before income taxes	2,470,210	(8,543,811)	(3,495,988)	(11,525,157)
Income taxes	—	—	—	—

NET INCOME (LOSS)	$2,470,210	$(8,543,811)	$(3,495,988)	$(11,525,157)

Income (loss) per common share: Basic and diluted	$0.00	$(0.06)	$(0.01)	$(0.08)

Weighted average number of common shares outstanding:
Basic and diluted	839,198,568	136,953,904	614,826,873	136,953,904

See accompanying notes to condensed consolidated financial statements

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2020
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance as of April 1, 2020	1,000,000	$1,000	2,588,693	$2,589	737,324,774	$737,325	$675,818	$14,473,982	$(38,797,291)	$(22,906,577)

Common stock issuable for director services	—	—	—	—	—	—	101,562	—	—	101,562

Reclassification of preferred stock as mezzanine	(1,000,000)	(1,000)	(2,588,693)	(2,589)	—	—	—	(4,790,884)	—	(4,794,473)

Common stock issued for convertible promissory notes	—	—	—	—	120,237,597	120,238	—	276,013	—	396,251

Net income	—	—	—	—	—	—	—	—	$2,470,210	$2,470,210

Balance as of June 30, 2020	—	$—	—	$—	857,562,371	$857,563	$777,380	$9,959,111	$(36,327,081)	$(24,733,027)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance as of December 31, 2019	1,000,000	$1,000	2,588,693	$2,589	177,629,939	$177,630	$574,256	$13,279,749	$(32,831,093)	$(18,795,869)

Common stock issuable for director services	—	—	—	—	—	—	203,124	—	—	203,124

Reclassification of preferred stock as mezzanine	(1,000,000)	(1,000)	(2,588,693)	(2,589)	----	—	—	(4,790,884)	—	(4,794,473)

Common stock issued for convertible promissory notes	—	—	—	—	679,932,432	679,933	—	1,470,246	—	2,150,179

Net Loss	—	—	—	—	—	—	—	—	$(3,495,988)	$(3,495,988)

Balance as of June 30, 2020	—	$—	—	$—	857,562,371	$857,563	$777,380	$9,959,111	$(36,327,081)	$(24,733,027)

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT- CONTINUED
For the three and six months ended June 30, 2019
(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance as of April 1, 2019	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$269,569	$12,640,597	$(21,784,274)	$(8,733,565)

Issuance of stock and stock options for services	—	—	—	—	—	—	101,563	40,772	—	142,335

Net Loss	—	—	—	—	—	—	—	—	$(8,543,811)	$(8,543,811)

Balance as of June 30, 2019	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$371,132	$12,681,369	$(30,328,085)	$(17,135,041)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance as of December 31, 2018	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$168,006	$12,567,881	$(18,802,928)	$(5,926,498)

Issuance of stock and stock options for services	—	—	—	—	—	—	203,126	113,488	—	316,614

Net Loss	—	—	—	—	—	—	—	—	$(11,525,157)	$(11,525,157)

Balance as of June 30, 2019	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$371,132	$12,681,369	$(30,328,085)	$(17,135,041)

  See accompanying notes to condensed consolidated financial statements

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,495,988)	$(11,525,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	517,367	199,707
Amortization	365,470	560,131
Amortization of debt discounts	450,661	539,796
Promissory note issued for research and development	1,000,000	—
Loss on conversion of notes payable	775,650	—
Derivative expense	400,019	8,105,901
Gain on extinguishment of debt	(1,252,131)	—
Interest expense default penalty	—	635,507
Share-based compensation: Common stock	203,124	203,126
Stock options	—	113,488
Changes in operating assets and liabilities:
Accounts receivable	269,109	(189,829)
Prepaid expenses and other assets	(33,895)	44,646)
Accounts payable and accrued expenses	375,847	285,798
Operating lease right of use assets and liabilities	75,634	—
Other liabilities	30,238)	(55,322)
Net cash used in operating activities	$(318,895)	$(1,082,208)

Cash flows from investing activities:
Cash paid for acquisition of assets of SpeedConnect	$—	$(1,000,000)
Purchase of equipment	(271,138)	—
Net cash used in investing activities	$(271,138)	$(1,000,000)

Cash flows from financing activities:
Proceeds from convertible notes and notes payable – related parties	2,400	456,390
Proceeds from convertible notes, loans and advances	1,311,800	2,659,181
Payment on convertible loans, advances and agreements	(619,227)	(913,978)
Payments on convertible notes and amounts payable – related parties	(188,238)	(39,807)
Payments on financing lease liabilities	—	(9,889)
Net cash provided by financing activities	$506,735	$2,151,897

Net change in cash	$(83,298)	$69,689
Cash and cash equivalents - beginning of period	$192,172	$31,786

Cash and cash equivalents - end of period	$108,874	$101,475

See accompanying notes to condensed consolidated financial statements

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)
Supplemental Cash Flow Information:

Cash paid for:

	2020	2019
Interest	$115,493	$9,857
Taxes	$—	$—

Non-Cash Investing and Financing Activities:

	2020	2019
Debt discount on factoring agreement	$216,720	$2,011,600
Acquisition of assets of SpeedConnect – Liabilities assumed	$—	$1,662,013
Common stock issued in conversion of convertible notes	$2,258,637	$—
Convertible preferred Series A and B reclassified to mezzanine equity	$4,790,884	$—

See accompanying notes to condensed consolidated financial statements

TPT Global Tech, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

The following acquisitions have resulted in entities which have been consolidated into TPTG. In 2014 the Company acquired all the assets of K Telecom and Wireless LLC (“K Telecom”) and Global Telecom International LLC (“Global Telecom”). Effective January 31, 2015, TPTG completed its acquisition of 100% of the outstanding stock of Copperhead Digital Holdings, Inc. (“Copperhead Digital”) and Subsidiaries, TruCom, LLC (“TruCom”), Nevada Utilities, Inc. (“Nevada Utilities”) and CityNet Arizona, LLC (“CityNet”). Effective September 30, 2016, the company acquired 100% ownership in San Diego Media Inc. (“SDM”). In October 2017, we entered into agreements to acquire Blue Collar, Inc. (“Blue Collar”) which closed as of September 1, 2018. On May 7, 2019 we completed the acquisition of a majority of the assets of SpeedConnect, LLC, which assets were conveyed into our wholly owned subsidiary TPT SpeedConnect, LLC (“TPT SC” or “TPT SpeedConnect”) which was formed on April 16, 2019. On January 8, 2020 we formed TPT Federal, LLC (“TPT Federal”), on March 7, 2020 we acquired 75% interest in Bridget Internet, LLC (“Bridge Internet” or “BIC”), On March 30, 2020 we formed TPT MedTech, LLC (“TPT MedTech”) and on June 6, 2020 we formed InnovaQor, Inc (“InnovaQor”).

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2019. The condensed consolidated balance sheet at June 30, 2020, has been derived from the consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Our condensed consolidated financial statements include the accounts of K Telecom, Copperhead Digital, SDM, Blue Collar, TPT SpeedConnect, BIC, TPT Federal, TPT MedTech and InnovaQor. All intercompany accounts and transactions have been eliminated in consolidation. Consideration has also been given to the minority interest of 25% in BIC.

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the six months ended June 30, 2020 and 2019. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the six months ended June 30, 2020 and 2019 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the six months ended June 30, 2020	For the six months ended June 30, 2019
TPT SpeedConnect	$5,264,486	$1,946,820
Copperhead Digital	—	128,130
K Telecom	28,091	33,769
San Diego Media	7,365	17,165
Blue Collar	526,092	464,047
Other	6,710	—
Total Revenue	$5,832,744	$2,589,931

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 10 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue at June 30, 2020 and December 31, 2019 are $335,109 and $305,741, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue at June 30, 2020 and December 31, 2019. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and using the if-converted method for preferred stock and convertible notes. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2020, the Company had shares that were potentially common stock equivalents as follows:

2020
Convertible Promissory Notes	1,201,118,785
Series A Preferred Stock (1)	1,219,627,539
Series B Preferred Stock	2,588,693
Stock Options and Warrants	4,333,333
2,427,668,350

(1)
Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 1,000,000,000 shares are currently authorized.

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at June 30, 2020 and December 31, 2019 consisted of cash equivalents, accounts receivable, accounts payable, notes payable and derivative liabilities. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of June 30, 2020 are the following:

Derivative Instrument	Fair Value
Fair value of Auctus Convertible Promissory Note	$5,423,940
Fair value of EMA Financial Convertible Promissory Note	1,350,573
Fair value of Warrants issued with the derivative instruments	30,967
$6,805,480

Principles of Consolidation

Our consolidated financial statements include the wholly-owned accounts of K Telecom and Global, Copperhead Digital, SDM, Blue Collar, TPT SpeedConnect, TPT Federal, TPT MedTech, and InnovaQor. The consolidated financial statements also include the accounts of Bridge Internet and as they become material will present the effects of a 25% noncontrolling interest. All intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. This ASU requires that most of the guidance related to stock compensation granted to employees be followed for non-employees, including the measurement date, valuation approach, and performance conditions. The expense is recognized in the same period as though cash were paid for the good or service. The effective date is the first quarter of fiscal year 2020, with early adoption permitted, including in interim periods. The ASU has been adopted using a modified-retrospective transition approach. The adoption did not have a material effect on the consolidated financial statements.

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

The Company treated the asset acquisition as a business combination and has allocated the fair market value to assets received in excess of goodwill.

Purchase Price Allocation:

TPT Global Tech
Effective	May 7, 2019

Purchaser	TPT Global Tech

Consideration Given:
Cash paid	$1,000,000
Liabilities:

Promissory Note	$750,000
Deferred revenue	230,000
Operating lease liabilities	5,162,077
Unfavorable leases	323,000
Accounts and other payables	591,964
Total liabilities	$7,057,041
Total Consideration Value	$8,057,041

Assets Acquired:
Customer base	$350,000
Current assets:
Cash	201,614
Prepaid and other receivables	99,160
Deposits	13,190
Operating lease right of use asset	5,162,077
Favorable leases	95,000
Property and equipment	1,939,000
Total Assets Acquired	$7,860,041
Goodwill	$197,000

Had the acquisition occurred on January 1, 2019, condensed proforma results of operations for the six months ended June 30, 2019 would be as follows:

2019
Revenue	$7,352,758
Cost of Sales	4,754,166
Gross Profit	$2,598,592
Expenses	(4,514,097)
Derivative Expense	(8,105,901)
Interest Expense	(1,277,438)
Income Taxes	—
Net Loss	$(11,298,844)
Loss per share	$(0.08)

The unaudited proforma results of operations are presented for information purposes only. The unaudited proforma results of operations are not intended to present actual results that would have been attained had the asset acquisition been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods. The revenue and net income of TPT SpeedConnect from January 1, 2020 to June 30, 2020 included in the consolidated income statement amounted to $5,264,486 and $742,373, respectively.

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

The Company evaluated this acquisition in accordance with ASC 805-10-55-4 to discern whether the transaction met the definition of a business. The company concluded there were not a sufficient number of key processes that developed the inputs into outputs. Accordingly, the Company accounted for this transaction as the hiring of a key member of management. As such, 4,000,000 shares valued at $6,400 will be expensed and 4,000,000 additional shares valued at $6,400 will be amortized equally over 2 years. As operations become material, the Company will present the effects of the 25% noncontrolling interest.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Cash flows generated from operating activities were not enough to support all working capital requirements for the six months ended June 30, 2020 and 2019. We incurred $2,495,988 and $11,525,157, respectively, in losses, and we used $318,895 and $1,082,208, respectively, in cash for operations for the six months June 30, 2020 and 2019. Cash flows from financing activities were $506,735 and $2,151,897 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has taken advantage of the stimulus offerings and received $722,200 in April 2020 and believes it has used these funds as is prescribed by the stimulus offerings to have the entire amount forgiven. A portion of the loan to Blue Collar is under the automatic forgiveness amount of $150,000. The Company is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues decrease significantly because of the COVID-19 closures.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of June 30, 2020 and December 31, 2019 are as follows:

	2020	2019
Property and equipment:
Telecommunications fiber and equipment	$5,421,920	5,203,000
Film production equipment	369,903	369,903
Office furniture and equipment	86,899	85,485
Medical equipment	50,805	—
Leasehold improvements	18,679	18,679
Accumulated depreciation	(1,771,286)	(1,253,919)
Property and equipment, net	$4,176,920	4,423,148

Depreciation expense was $517,367 and $199,707 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of June 30, 2020 and December 31, 2019 are as follows:

	2020	2019
Business loans and advances (1)	$2,284,196	1,121,640
Convertible notes payable (2)	1,711,098	2,101,649
Factoring agreements (3)	470,874	223,618
Debt – third party	$4,466,168	3,446,907

Line of credit, related party secured by assets (4)	$3,043,390	3,043,390
Debt– other related party, net of discounts (5)	6,950,000	5,950,000
Convertible debt – related party (6)	922,881	922,881
Shareholder debt (7)	117,850	303,688
Debt – related party	$11,034,121	10,219,959

Total financing arrangements	$15,500,289	13,666,866

Less current portion:
Loans, advances and agreements – third party	$(1,794,497)	(344,758)
Convertible notes payable third party	(1,711,098)	(2,101,649
Debt – related party, net of discount	(10,111,240)	(9,297,078)
Convertible notes payable– related party	(781,581)	(534,381)
	(14,398,416)	(12,277,866)
Total long term debt	$1,101,873	1,389,000

(1) The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month Libor plus 2%, 2.2% as of June 30, 2020, and is secured by assets of the Company, is due August 31, 2020, as amended, and included 8,000 stock options as part of the terms which options expired December 31, 2019 (see Note 7).

$500,500 is a line of credit that Blue Collar has with a bank, bears interest at Prime plus 1.125%, 4.38% as of June 30, 2020, and is due March 25, 2021.

$480,954 is a bank loan dated May 28, 2019 which bears interest at Prime plus 6%, 9.25% as of June 30, 2020, is interest only for the first year, thereafter beginning in June of 2020 payable monthly of principal and interest of $22,900 until the due date of May 1, 2022. The bank loan is collateralized by assets of the Company.

$722,219 represents loans under the COVID-19 Pandemic Paycheck Protection Program (“PPP”) originated in April of 2020. The Company believes that it has used the funds such that 100% will be forgiven when it applies for forgiveness in the third or fourth quarter of 2020. $119,371 of this amount relates to a PPP loan for Blue Collar which falls under the automatic forgiveness provisions approved by Congress of all loans under $150,000. If any of the PPP loans are not forgiven then, per the PPP, the unforgiven loan amounts will be payable monthly over a five year period of which payment are to begin no later than 10 months after the covered period as defined at a 2% annual interest rate.

On June 4, 2019, the Company consummated a Securities Purchase Agreement with Odyssey Capital Funding, LLC. (“Odyssey”) for the purchase of a $525,000 Convertible Promissory Note (“Odyssey Convertible Promissory Note”). The Odyssey Convertible Promissory Note was due June 3, 2020, paid interest at the rate of 12% ( 24% default) per annum and gave the holder the right from time to time, and at any time during the period beginning six months from the issuance date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price was 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Odyssey Convertible Promissory Note could be prepaid in full at 125% to 145% up to 180 days from origination. Through June 3, 2020, Odyssey converted $49,150 of principal and $4,116 of accrued interest into 52,961,921 shares of common stock of the Company. On June 8, 2020, Odyssey agreed to convert the remaining principal and accrued interest balance on the Odyssey Convertible Promissory Note of $475,850 and $135,000, respectively, to a term loan payable in six months in the form of a balloon payment, earlier if the Company has a funding event, bearing simple interest on the unpaid balance of 0% for the first three months and then 10% per annum thereafter.

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

During 2019, the Company consummated Securities Purchase Agreements dated March 15, 2019, April 12, 2019, May 15, 2019, June 6, 2019 and August 22, 2019 with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) for the purchase of convertible promissory notes in the amounts of $68,000, $65,000, $58,000, $53,000 and $43,000 (“Geneva Roth Convertible Promissory Notes”). The Geneva Roth Convertible Promissory Notes are due one year from issuance, pays interest at the rate of 12% (principal amount increases 150%-200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to the maturity date or date of default to convert all or any part of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 61% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Geneva Roth Convertible Promissory Notes may be prepaid in whole or in part of the outstanding balance at 125% to 140% up to 180 days from origination. Geneva Roth converted a total of $244,000 of principal and $8,680 of accrued interest through June 30, 2020 from its various Securities Purchase Agreements into 125,446,546 shares of common stock of the Company leaving no outstanding principal balances as of June 30, 2020. On February 13, 2020, the August 22, 2019 Securities Purchase Agreement was repaid for $63,284, including a premium and accrued interest.

On March 25, 2019, the Company consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 Convertible Promissory Note (“Auctus Convertible Promissory Note”). The Auctus Convertible Promissory Note is due December 18, 2019, pays interest at the rate of 12% (24% default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date or at the effective date of the registration of the underlying shares of common stock, which the holder has registration rights for, to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lessor of the lowest trading price during the previous 25 trading days prior the date of the Auctus Convertible Promissory Note or 50% multiplied by the average of the two lowest trading prices for the common stock during the previous 25 trading days prior to the applicable conversion date. The Auctus Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Auctus converted $33,180 of principal and $142,004 of accrued interest into 376,000,000 shares of common stock of the Company prior to June 30, 2020. 2,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7.

On June 6, 2019, the Company consummated a Securities Purchase Agreement with JSJ Investments Inc. (“JSJ”) for the purchase of a $112,000 Convertible Promissory Note (“JSJ Convertible Promissory Note”). The JSJ Convertible Promissory Note is due June 6, 2020, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lower of the market price, as defined, or 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The JSJ Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. JSJ converted $43,680 of principal into 18,500,000 shares of common stock of the Company prior to June 30, 2020. In addition, on February 25, 2020 the Company repaid for $97,000, including a premium and accrued interest, for all remaining principal and accrued interest balances as of that day. 333,333 warrants were issued in conjunction with the issuance of this debt. See Note 7.

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note is due June 11, 2020, pays interest at the rate of 12% (principal amount increases 200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. The EMA Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Prior to June 30, 2020, EMA converted $35,366 of principal into 147,700,000 shares of common stock of the Company. 1,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7.

The Company is in default under its derivative financial instruments and received notice of such from Auctus and EMA for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. It was the intent of the Company to pay back all derivative securities prior to the due dates but that has not occurred in case of Auctus or EMA. As such, the Company is currently in negotiations with Auctus and EMA and relative to extending due dates and changing terms on the Notes.

On February 14, 2020, the Company agreed to a Secured Promissory Note with a third party for $90,000. The Secured Promissory Note was secured by the assets of the Company and was due June 14, 2020 or earlier in case the Company is successful in raising other monies and carried an interest charge of 10% payable with the principal. The Secured Promissory Note was also convertible at the option of the holder into an equivalent amount of Series D Preferred Stock. The Secured Promissory Note also included a guaranty by the CEO of the Company, Stephen J. Thomas III. This Secured Promissory Note was paid off in June 2020, including $9,000 of interest in June and $1,000 in July 2020.

(3) The Factoring Agreement with full recourse, due February 29, 2020, as amended, was established in June 2016 with a company that is controlled by a shareholder and is personally guaranteed by an officer of the Company. The Factoring Agreement is such that the Company pays a discount of 2% per each 30-day period for each advance received against accounts receivable or future billings. The Company was advanced funds from the Factoring Agreement for which $101,244 and $101,244 in principal remained unpaid as of June 30, 2020 and December 31, 2019, respectively.

On May 8, 2019, the Company entered into a factoring agreement with Advantage Capital Funding (“2019 Factoring agreement”). $500,000, net of expenses, was funded to the Company with a promise to pay $18,840 per week for 40 weeks until a total of $753,610 is paid which occurred in February 2020.

On February 25, 2020, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (“2020 Factoring Agreement”). The balance to be purchased and sold is $716,720 for which the Company received $500,000, net of fees. Under the 2020 Factoring Agreement, the Company was to pay $14,221 per week for 50 weeks at an effective interest rate of approximately 43% annually. However, due to COVID-19 the payments under the 2020 Factoring Agreement were reduced temporarily, to between $9,000 and $10,500 weekly, of which $54,360 in payments have been deferred to be paid at the end of the 50-week term. The 2020 Factoring Agreement includes a guaranty by the CEO of the Company, Stephen J. Thomas III.

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 2.16% as of June 30, 2020, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling $85,120 which expired as of December 31, 2019 (see Note 7) and is due, as amended, August 31, 2020.

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

$1,000,000 represents a promissory note which was entered into on May 6, 2020 for the acquisition of Media Live One Platform from Steve and Yuanbing Caudle for the further development of software. This was expensed as research and development in the six months ended June 30, 2020. This $1,000,000 promissory note is non-interest bearing, due after funding has been received by the Company from its various investors and other sources. Mr. Caudle is a principal with the Company’s ViewMe technology.

On September 1, 2018, the Company closed on its acquisition of Blue Collar. Part of the acquisition included a promissory note of $1,600,000 and interest at 3% from the date of closure. The promissory note is secured by the assets of Blue Collar.

(6) During 2016, the Company acquired SDM which consideration included a convertible promissory note for $250,000 due February 29, 2019, as amended, does not bear interest, unless delinquent in which the interest is 12% per annum, and is convertible into common stock at $1.00 per share. The SDM balance is $182,381 as of June 30, 2020. As of March 1, 2020, this convertible promissory note is delinquent.

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

NOTE 6 -DERIVATIVE FINANCIAL INSTRUMENTS

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

The derivative liability as of June 30, 2020, in the amount of $6,805,480 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2020.

Debt Derivative Liabilities
Balance, December 31, 2018	$—
Debt discount from initial derivative	1,774,000
Initial fair value of derivative liabilities	2,601,631
Change in derivative liability from conversion of notes payable	(407,654)
Change in fair value of derivative liabilities at end of period	4,868,537
Balance, December 31, 2019	$8,836,514
Change in derivative liabilities from conversion of notes payable	(1,144,290)
Change in derivative liabilities from the Odyssey conversion to a term loan	(1,286,763)
Change in fair value of derivative liabilities at end of period	400,019
Balance, June 30, 2020	$6,805,480
Derivative expense for the six months ended June 30, 2020	$400,019

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

As of June 30, 2020, the Company marked to market the fair value of the debt derivatives and determined a fair value of $6,805,480 ($6,774,513 from the convertible notes and $30,968 from the warrants) in Note 5 (2) above. The Company recorded a loss from change in fair value of debt derivatives of $400,019 for the six months ended June 30, 2020. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 314.2% to 350.3%, (3) weighted average risk-free interest rate of 0.16% to 0.24% (4) expected life of 0.72 to 5.0 years, and (5) the quoted market price of $0.029 to $0.029 for the Company’s common stock.

See Financing lease arrangements in Note 8.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of June 30, 2020, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C and Series D Preferred Stock.

During the six months ended June 30, 2020, the Series A Preferred Stock and the Series B Preferred Stock were reclassified as mezzanine debt as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

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

Series B Convertible Preferred Stock

In February 2015, the Company designated 3,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock. There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2020.

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

Series C Convertible Preferred Stock

In May 2018, the Company designated 3,000,000 shares of Preferred Stock as Series C Convertible Preferred Stock. There are no shares of Series C Convertible Preferred Stock outstanding as of June 30, 2020.

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

Series D Convertible Preferred Stock

On June 15, 2020, the Company amended its Series D Designation from January 14, 2020. This Amendment changed the number of shares to 10,000,000 shares of the authorized 100,000,000 shares of the Company's $0.001 par value preferred stock as the Series D Convertible Preferred Stock ("the Series D Preferred Shares.")

As of the date hereof, there are no Series D Preferred shares outstanding as amended. Series D Preferred shares have the following features: (i) 6% Cumulative Annual Dividends payable on the purchase value in cash or common stock of the Company at the discretion of the Board and payment is also at the discretion of the Board, which may decide to cumulate to future years; (ii) Any time after 18 months from issuance an option to convert to common stock at the election of the holder @ 80% of the 30 day average market closing price (for previous 30 business days) divided into $5.00. ; (iii) Automatic conversion of the Series D Preferred Stock shall occur without consent of holders upon any national exchange listing approval and the registration effectiveness of common stock underlying the conversion rights. The automatic conversion to common from Series D Preferred shall be on a one for one basis, which shall be post-reverse split as may be necessary for any Exchange listing (iv) Registration Rights – the Company has granted Piggyback Registration Rights for common stock underlying conversion rights in the event it files any other Registration Statement (other than an S-1 that the Company may file for certain conversion common shares for the convertible note financing that was arranged and funded in 2019). Further, the Company will file, and pursue to effectiveness, a Registration Statement or offering statement for common stock underlying the Automatic Conversion event triggered by an exchange listing. (v) Liquidation Rights - $5.00 per share plus any accrued unpaid dividends – subordinate to Series A, B, and C Preferred Stock receiving full liquidation under the terms of such series. The Company has redemption rights for the first year following the Issuance Date to redeem all or part of the principal amount of the Series D Preferred Stock at between 115% and 140%.

Common Stock and Capital Contributions

As of June 30, 2020, we had authorized 1,000,000,000 shares of Common Stock, of which 857,562,371 common shares are issued and outstanding.

Common Stock Issued for Conversion of Debt

During the six months ended June 30, 2020, the Company issued 679,932,432 of common shares for $232,430 of principal and $104,300 of interest, resulting in a loss on extinguishment of $1,252,131.

Subscription Payable

As of June 30, 2020, the Company has recorded $777,380 in stock subscription payable, which equates to the fair value on the date of commitment, of the Company’s commitment to issue the following common shares:

Unissued shares under consulting and director agreements	6,000,000
Unissued shares for conversion of debt	16,667
Unissued shares for acquisition of Bridge Internet	4,000,000
Shares receivable under prior terminated acquisition agreement	(3,096,181)
Net commitment	6,920,486

During the six months ended June 30, 2020, the Company acquired 75% of Bridge Internet for 8,000,000 shares of common stock of TPT Global Tech, Inc., 4,000,000 common shares issued to Sydney “Trip” Camper immediately and 4,000,000 common shares which vest equally over two years. See Note 2.

During 2018, a note payable of $2,000 was forgiven for 16,667 common shares.

In 2018, Arkady Shkolnik and Reginald Thomas (family member of CEO) were added as members of the Board of Directors. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive $25,000 per quarter and 5,000,000 shares of restricted common stock valued at approximately $692,500 vesting quarterly over twenty-four months. The quarterly cash payments of $25,000 will be paid in unrestricted common shares if the Company has not been funded adequately to make such payments. Mr. Thomas is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded. As of June 30, 2020, $165,500 and $55,000 has been accrued as accounts payable in the balance sheet for Mr. Shkolnik and Mr. Thomas, respectively. For the six months ended June 30, 2020 and 2019, $203,124 and $203,124, respectively, have been expensed under these agreements.

Effective November 1 and 3, 2017, an officer of the Company contributed 9,765,000 shares of restricted Common Stock to the Company for the acquisition of Blue Collar and HRS. These shares were subsequently issued as consideration for these acquisitions in November 2017. In March 2018, the HRS acquisition was rescinded and 3,625,000 shares of common stock are being returned by the recipients. The other transaction involved 6,500,000 shares for the acquisition of Blue Collar which closed in 2018. As such, as of June 30, 2020 the 3,265,000 shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

Stock Options

	Options Outstanding	Vested	Vesting Period	Exercise Price Outstanding and Exercisable	Expiration Date
December 31, 2018	3,093,120	1,954,230	100% at issue and 12 to 18 months	$0.05 to $0.22	12-31-19 to 3-21-21
Expired	(93,120)			$0.05 to $0.22	12-31-19
December 31, 2019	3,000,000	3,000,000	12 to 18 months	$0.10	3-1-20 to 3-21-21
Expired	(2,000,000)
June 30, 2020	1,000,000	1,000,000	12 months	$0.10	3-1-20 to 3-21-21

During the year ended December 31, 2018, the company entered into consulting arrangements primarily for legal work and general business support that included the issuance of stock options to purchase 3,000,000 options to purchase common shares at $0.10 per share. 2,000,000 of these expired. The remaining 1,000,000 are fully vested as of June 30, 2020. The Black-Scholes options pricing model was used to value the stock options. The inputs included the following:

(1)	Dividend yield of 0%
(2)	expected annual volatility of 307% - 311%
(3)	discount rate of 2.2% to 2.3%
(4)	expected life of 2 years, and
(5)	estimated fair value of the Company’s common $0.125 to $0.155 per share.

93,120 options expired in 2019. Expense recorded in the six months ended June 30, 2020 and 2019 was $0 and $113,488 related to stock options. No further expense will be incurred to the consolidated statement of operations for the existing stock options.

Warrants

As of June 30, 2020, there were 3,333,333 warrants outstanding that expire in five years or in the year ended December 31, 2024. As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 3,333,333 warrants to purchase 3,333,333 common shares of the Company at 70% of the current market price. Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice. However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

The warrants issued were considered derivative liabilities valued at $30,968 of the total $6,805,480, derivative liabilities as of June 30, 2020. See Note 6.

Common Stock Reservations

The Company has reserved 1,000,000 shares of Common Stock of the Company for the purpose of raising funds to be used to pay off debt described in Note 5.

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employee and consultants as consideration for services rendered and that will be rendered to the Company.

There are Transfer Agent common stock reservations that have been approved by the Company relative to the outstanding derivative financial instruments, the outstanding Form S-1 Registration Statement and general treasury of 142,437,629.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2020	2019
Related parties (1)	$1,094,360	$1,141,213
General operating	3,109,190	3,342,952
Accrued interest on debt (2)	1,023,376	793,470
Credit card balances	180,993	183,279
Accrued payroll and other expenses	611,710	207,108
Taxes and fees payable	633,357	633,357
Unfavorable lease liability	181,698	242,256
Total	$6,834,684	$6,543,635

(1) (2)
Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.

Portion relating to related parties is $575,192 and $481,942 for June 30, 2020 and December 31, 2019, respectively.

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

As of June 30, 2020, operating lease right-of-use assets and liabilities arising from operating leases were $4,808,632 and $4,929,801, respectively. During the six months ended June 30, 2020, cash paid for amounts included for the measurement of lease liabilities was $1,406,101 and the Company recorded lease expense in the amount of $1,406,101 in costs of goods sold.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of June 30, 2020.

2020	$1,177,726
2021	1,920,224
2022	1,299,098
2023	784,887
2024	537,162
Thereafter	318,501
Total operating lease liabilities	$6,037,598
Amount representing interest	$(1,107,797)
Total net present value	$4,929,801

Office lease used by CEO

The Company entered into a lease of 12 months or less for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The company has paid $15,000 and $15,500 in rent and utility payments for this space for the six months ended June 30, 2020 and 2019, respectively.

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

As of June 30, 2020, the company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of amounts owed. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of June 30, 2020 and December 31, 2019 and does not believe the outcome of the dispute will have a material effect on the financial position of the Company.

On May 6, 2020, the Company entered into an agreement to employ Ms. Bing Caudle as Vice President of Product Development of the Media One Live platform for an annual salary of $250,000 for five years, including customary employee benefits. The payment is guaranteed for five years whether or not Ms. Caudle is dismissed with cause.

NOTE 9 – RELATED PARTY ACTIVITY

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $1,094,360 and $1,141,213, respectively, as of June 30, 2020 and December 31, 2019 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 8.

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

Debt Financing and Amounts Payable/Receivable

As of June 30, 2020, there are amounts due to management/shareholders of $117,850 included in financing arrangements, of which $106,645 is payable from the Company to Stephen J. Thomas III, CEO of the Company. See Note 5. In addition, as of June 30, 2020 and December 31, 2019, amounts receivable from Mark Rowen, CEO of Blue Collar were $7,395 and $0, respectively, consisting of a net balance in advances and reimbursable expenses.

Revenue Transactions

Blue Collar provided production services to an entity controlled by the Blue Collar CEO (355 LA, LLC or “355”) for which it recorded revenues of $235,150 and $0, respectively, for the six months ended June 30, 2020 and 2019. 355 was formed in October 2019 by the CEO of Blue Collar for the purpose of production of certain additional footage for a 355 customer. 355 has opportunity to engage with other production relationships outside of using Blue Collar. Accounts receivable from 355 as of June 30, 2020 and December 31, 2019 is $0 and $169,439, respectively.

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

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are comprised of the following:

  June 30, 2020

	Gross carrying amount (1)	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$1,197,200	$ (415,677)	$781,523	3-10
Developed Technology	4,595,600	(1,361,663)	3,233,937	9
Film Library	957,000	(141,000)	816,000	11
Trademarks and Tradenames	132,000	(20,927)	111,073	12
Favorable leases	95,000	(33,920)	61,080	3
	6,976,800	(1,973,187)	5,003,613

Goodwill	$1,050,366	$—	$1,050,366	—

Amortization expense was $365,470 and $560,131 for the six months ended June 30, 2020 and 2019, respectively.

 December 31, 2019

	Gross carrying amount (1)	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$1,197,200	$(364,383)	$ 832,817	3-10
Developed Technology	4,595,600	(1,106,351)	3,489,249	9
Film Library	957,000	(104,900)	852,100	11
Trademarks and Tradenames	132,000	(15,123)	116,877	12
Favorable leases	95,000	(16,960)	78,040	3
	6,976,800	(2,707,717)	5,369,083

Goodwill	$1,050,366	$ —	$1,050,366	—

 Remaining amortization of the intangible assets is as following for the next five years and beyond:

2020
2020	$356,961
2021	732,431
2022	732,431
2023	729,063
2024	712,079
Thereafter	1,740,648
$5,003,613

On May 6, 2020, the Company entered into an agreement with Steve and Yuanbing Caudle for the acquisition of the Media One Live platform for $1,000,000 in the form of a promissory note, non-interest bearing, due after funding has been received by the Company from its various investors and other sources. Mr. Caudle is a principal with the ViewMe technology that is being developed by the Company. This technology is considered to be the social media add on to the ViewMe live streaming engine platform. The Company evaluated this acquisition in accordance with ASC 985-20 Costs of Software to be Sold, Leased or Marketed and concluded that the cost of the acquisition is to be treated as an expense as research and development.

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

The following table presents summary information by segment for the six months ended June 30, 2020 and 2019 respectively:

2020
	TPT Speed Connect	Blue Collar	Corporate and other	Total
Revenue	$5,264,486	$526,092	$42,166	$5,832,744
Cost of revenue	$3,228,092	$288,838	$220,747	$ 3,737,677
Net income (loss)	$742,373	$(245,955)	$ (2,992,406)	$(2,495,988)
Depreciation and amortization	$239,988	$64,946	$ 577,903	$ 882,837
Derivative expense	$ —	$—	$400,019	$ 400,019
Interest expense	$80,453	$19,644	$734,004	$834,101

2019
	TPT Speed Connect	Blue Collar	Corporate and other	Total
Revenue	$1,946,820	$464,047	$179,064	$2,589,931
Cost of revenue	$1,227,989	$304,154	$218,173	$1,750,316
Net loss	$ 186,725	$ (245,349)	$(11,466,533))	$ (11,525,157)
Depreciation and amortization	$ 63,551	$ 10,281	$ 686,006	$ 759,838
Derivative expense	$ —	$—	$8,105,901	$ 8,105,901
Interest expense	$—	$57,223	$1,220,215	$1,277,438

NOTE 12 – SUBSEQUENT EVENTS

Acquisition of The Fitness Container, LLC

On June 1, 2020 the Company signed an agreement for the acquisition of a majority interest in San Diego based manufacturing company The Fitness Container, LL dba “Aire Fitness” www.airefitness.com for 500,000 shares of common stock in TPTW, vesting and issuable after the common stock reaches at least a $1.00 per share closing price in trading, a $500,000 promissory note payable primarily out of future capital raising and a 10% of gross profit royalty from sales of drive through lab operations for the first year. Aire Fitness, in which TPTW will own 75%, will operate under TPTW‘s Medical division, TPT MedTech. Aire Fitness, is a California LLC founded in 2014 focused on custom designing, manufacturing, and selling high-end turnkey outdoor fitness studios. Aire Fitness has contracted with YMCAs, Parks and Recreation departments, Universities and Country Clubs which are currently using its mobile gyms.  Aire Fitness’ existing and future clients will be able to take advantage of TPTW’s upcoming Broadband, TV and Social Media platform to offer virtual classes utilizing the company’s mobile gyms. The agreement included an employment agreement for Mario Garcia, former principal owner, which annual employment is to be at $120,000 plus customery employee benefits.

Rennova Subsidiaries Merger with InnovaQor

On June 10, 2020, the Company entered into an agreement with Rennova Health, Inc. (“Rennova Health”) to merge Rennova Health’s software and genetic testing interpretation divisions, Health Technology Solutions, Inc. (“HTS”) and Advanced Molecular Services Group, Inc., (“AMSG”) into a public company (target) after TPTW completes a merger of its wholly owned subsidiary, InnovaQor, Inc. with this target.

The parties anticipate the steps as defined in the agreement to be completed in the 3rd quarter resulting in the target public company being called InnovaQor, Inc. and filing whatever documents are required to be a fully reporting public company. The public company (“InnovaQor”) will own certain assets and technology from TPTW’s proprietary live streaming communication technology and the technology and software developed and owned by HTS and AMSG. The combination of these fully developed assets will facilitate the creation of a next generation telehealth type platform. This platform will combine telehealth with EHR like capabilities and facilitate a patient’s immediate access to healthcare including their local hospital or doctors, for initial consultation, scheduling of appointments and follow on care.

Completion of the agreement is subject to a number of approvals and consents which need to be secured to complete the transaction. Subject to the relevant SEC approvals it is intended that TPTW shareholders will receive approximately 5M common shares in InnovaQor. TPTW’s intent is to distribute 2.5M of these common shares to its shareholders at a date to be determined in the future. Rennova Health will receive 1M Class A Supermajority Voting Preferred Shares, as well as 2.2M of Series B non-voting shares, except in certain circumstances, with certain designation rights, lock up agreements and other specifications as outlined in the agreement in return for the equity in HTS and AMSG. All debts and liabilities of HTS and AMSG owed to Rennova Health of approximately $22M will be eliminated as part of the equity issuance in InnovaQor. TPTW will end up with a minority interest in InnovaQor. Rennova Health will be responsible to appoint management to the project. It is intended that 1M common shares will vest to management. There can be no assurance that the transaction as described will close successfully or that terms including numbers or values for consideration shares will not change significantly before closing

TPTW will deliver to InnovaQor a standalone backend and front-end telemedicine technology platform utilizing code from TPTW’s TV and Social Media Platform. TPTW is also to grant to InnovaQor a license to utilize and further develop a portion of TPTW’s Streaming Platform to create a telemedicine application for InnovaQor. This is estimated to cost approximately $3.5M, which InnovaQor will pay to TPTW as a licensing deal outlined in the agreement.

Rennova Health is a vertically integrated provider of industry-leading diagnostics and supportive software solutions to healthcare providers that has transitioned its core business from diagnostics to rural hospital ownership over the past three years.

Software Licensing Agreement

On July 10, 2020, the Company entered into a Software Licensing Agreement (“Licensing Agreement”) with its newly formed subsidiary InnovaQor, Inc (“InnovaQor”). The Agreement allows InnovaQor to unitize features from TPTW’s TV and Social Media platform “Viewme Live.” InnovaQor will incorporate streaming features with a Laboratory Information System platform. The Software Licensing Agreement is estimated to cost approximately $3.5M, which funds are anticipated to come from future capital raising activities. The Company also received 5,000,000 common shares of InnovaQor as part of the formation of InnovaQor and Licensing Agreement.

The Software Licensing Agreement with InnovaQor is another step to the relationship created recently with Rennova Health, Inc. in which both TPTW and Rennova Health, Inc. are working together to create a telemedicine joint venture announced June 11, 2020, which joint venture is intended to be part of a public company as a vehicle for raising capital

InnovaQor Merger with Southern Plains

On July 21, 2020, InnovaQor, a wholly-owned subsidiary of the Company, entered into a Merger Agreement with the publicly traded company Southern Plains Oil Corp. (OTCBB: SPLN). Subject to closing conditions which are primarily consents and approvals from SPLN’s Board of Directors, the SPLN Merger moves the Company’s subsidiary InnovaQor one step closer to completing the recently executed Asset Purchase Agreement with Rennova Health Inc. The Merger Agreement when closed, also positions InnovaQor to trade on the OTC Market Exchange once the closing conditions are met, merger is completed, and TPT Global Tech and InnovaQor file for a name change, new trading symbol and receive final approval from the FINRA. After closing of the SPLN Merger, the Company will end up with 5,000,000 common shares out of a total of 5,401,567 common shares to be outstanding.

Acquisition of EPIC Reference Labs, Inc.

On August 6, 2020, TPT MedTech signed a binding letter of intent with Rennova to acquire EPIC Reference Labs, Inc. (“EPIC”), wholly owned subsidiary of Rennova, for $750,000, comprised of a deposit of $25,000 within five days of signing and the remainder due either from 20% of net proceeds received from fund raising that the Company has initiated and as evidence by SEC Filings or a minimum payment of $25,000 per month until paid in full. The first $25,000 payment under the second option will be payable in September 2020. All defined laboratory equipment and a $100,000 lease deposit were excluded from the sales price. All liabilities incurred up to signing are to be discharged. Receivables existing at signing are to be 100% ownership of Rennova. There are no other significant assets. This acquisition will allow TPT MedTech to own a license to operate medical testing facilities.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2020, we had an accumulated deficit totaling $35,327,081. This raises substantial doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

During the three months ended June 30, 2020, we recognized total revenues of $2,756,771 compared to the prior period of $2,428,455. The increase is attributed to the acquisition of the assets of SpeedConnect on May 7, 2019 and three full months in the three months ended June 30, 2020 versus the prior period.

Gross profit for the three months ended June 30, 2020 was $1,114,111 compared to $940,507 for the prior period. The increase of $173,604 is largely attributable to the acquisition of the assets of SpeedConnect and three full months in the three months ended June 30, 2020 versus the prior period.

During the three months ended June 30, 2020, we recognized $2,898,566 in operating expenses compared to $1,771,632 for the prior period. The increase of $1,126,934 was in large part attributable to the acquisition of the assets of SpeedConnect and three full months in the three months ended June 30, 2020 versus the prior period, as well as research and development expense of $1,000,000.

Derivative gain of $3,496,653 and loss of $6,565,485 results from the accounting for derivative financial instruments during the three months ended June 30, 2020 and 2019.

Interest expense decreased for the three months ended June 30, 2020 compared to the prior period by $859,857. The decrease is largely from the derivative debt being in default of the increased penalty amounts that were accounted for in the prior period versus this period.

During the three months ended June 30, 2020, we recognized net income of $2,470,210 compared to a loss of $8,543,811 for the prior period. The difference of $11,014,021 was primarily a result of the accounting resulting from the valuation of debt classified as derivative financial instruments.

For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

During the six months ended June 30, 2020, we recognized total revenues of $5,832,744 compared to the prior period of $2,589,931. The increase is attributed to the acquisition of the assets of SpeedConnect on May 7, 2019.

Gross profit for the six months ended June 30, 2020 was $2,095,067 compared to $839,615 for the prior period. The increase of $1,255,452 is largely attributable to the acquisition of the assets of SpeedConnect.

During the six months ended June 30, 2020, we recognized $4,833,416 in operating expenses compared to $2,981,433 for the prior period. The increase of $1,851,983 was in large part attributable to the acquisition of the assets of SpeedConnect and $1,000,000 of research and development expense.

Derivative expense of $400,019 and $8,105,901 results from the accounting for derivative financial instruments during the six months ended June 30, 2020 and 2019.

Interest expense decreased for the three months ended June 30, 2020 compared to the prior period by $443,337. The decrease is largely from the derivative debt being in default of the increased penalty amounts that were accounted for in the prior period versus this period.

During the six months ended June 30, 2020, we recognized a net loss of $3,495,988 compared to a loss of $11,525,157 for the prior period. The difference of $8,029,169 was primarily a result of the accounting resulting from the valuation of debt classified as derivative financial instruments.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operating activities were not enough to support all working capital requirements for the six months ended June 30, 2020 and 2019. We incurred $3,495,988 and $11,525,157, respectively, in losses, and we used $318,895 and $1,082,208, respectively, in cash for operations for the six months June 30, 2020 and 2019. Cash flows from financing activities were $506,735 and $2,151,897 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has taken advantage of the stimulus offerings and received $722,200 in April 2020 and believes it has used these funds as is prescribed by the stimulus offerings to have the entire amount forgiven. A portion of the loan to Blue Collar is under the automatic forgiveness amount of $150,000. The Company is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues decrease significantly because of the COVID-19 closures.

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

Ongoing Assessment of the Impact of COVID-19

Companies have undertaken and are generally in the process of making a diverse range of operational adjustments in response to the effects of COVID-19. These adjustments are numerous and include a transition to telework; supply chain and distribution adjustments; and suspending or modifying certain operations to comply with health and safety guidelines to protect employees, contractors, and customers, including in connection with a transition back to the workplace. These types of adjustments may have an effect on a company that would be material to an investment or voting decision, and affected companies should carefully consider their obligations to disclose this information to investors. Companies also are undertaking a diverse and sometimes complex range of financing activities in response to the effects of COVID-19 on their businesses and markets. These activities may involve obtaining and utilizing credit facilities, accessing public and private markets, implementing supplier finance programs, and negotiating new or modified customer payment terms. The SEC has required a discussion of COVID-19 related considerations, specific facts and circumstances and make disclosures to address the following questions;

●
What are the material operational challenges that management and the Board of Directors are monitoring and evaluating?

●
We are challenged by the gathering restrictions under state and local rules and lack of events due to cancellation specifically related to our Blue Collar operations.

●
How and to what extent have you altered your operations, such as implementing health and safety policies for employees, contractors, and customers, to deal with these challenges, including challenges related to employees returning to the workplace?

●
We have allowed our employees to work from home and are using contract service providers where appropriate. Blue Collar continues to be shut down but has implemented health and safety policies for employees, contractors and customers to the extent any work is done.

●
How are the changes impacting or reasonably likely to impact your financial condition and short- and long-term liquidity?

●
The changes have impaired out Blue Collar operations significantly.

●
How is your overall liquidity position and outlook evolving?

●
We have raised limited funds to help our liquidity position but hope our outlook is bright primarily through a pending private placement and current discussions with other funding opportunities..

●
To the extent COVID-19 is adversely impacting your revenues, consider whether such impacts are material to your sources and uses of funds, as well as the materiality of any assumptions you make about the magnitude and duration of COVID-19’s impact on your revenues. Are any decreases in cash flow from operations having a material impact on your liquidity position and outlook?

●
COVID-19 has reduced our historical revenues by approximately 20% from that of 2019. The bans on events and gatherings are very material to our Blue Collar operations. Our reduced cash flows from Blue Collar operations has materially impacted our growth from that segment of our business.

●
Have you accessed revolving lines of credit or raised capital in the public or private markets to address your liquidity needs?

●
We have raised some limited funds through private sources but have mainly relied on PPP funding and cash flows from those parts of our business with positive cash flows.

●
Have COVID-19 related impacts affected your ability to access your traditional funding sources on the same or reasonably similar terms as were available to you in recent periods?

●
No.

●
Have you provided additional collateral, guarantees, or equity to obtain funding?

●
No.

●
Have there been material changes in your cost of capital?

●
No.

●
How has a change, or a potential change, to your credit rating impacted your ability to access funding?

●
No.

●
Do your financing arrangements contain terms that limit your ability to obtain additional funding? If so, is the uncertainty of additional funding reasonably likely to result in your liquidity decreasing in a way that would result in you being unable to maintain current operations?

●
No.

●
Are you at material risk of not meeting covenants in your credit and other agreements?

●
No.

●
If you include metrics, such as cash burn rate or daily cash use, in your disclosures, are you providing a clear definition of the metric and explaining how management uses the metric in managing or monitoring liquidity?

●
Not Applicable.

●
Are there estimates or assumptions underlying such metrics the disclosure of which is necessary for the metric not to be misleading?

●
No.

●
Have you reduced your capital expenditures and if so, how?

●
No.

●
Have you reduced or suspended share repurchase programs or dividend payments?

●
No.

●
Have you ceased any material business operations or disposed of a material asset or line of business?

●
No.

●
Have you materially reduced or increased your human capital resource expenditures?

●
Yes, we have reduced staff for Blue Collar.

●
Are any of these measures temporary in nature, and if so, how long do you expect to maintain them?

●
These measures are temporary and will be maintained until events are allowed again of medium to large size.

●
What factors will you consider in deciding to extend or curtail these measures?

●
We will consider whether medium to large gatherings are allowed.

●
What is the short- and long-term impact of these reductions on your ability to generate revenues and meet existing and future financial obligations?

●
There is no impact of these reductions upon our ability to generate revenues or meet financial obligations.

●
Are you able to timely service your debt and other obligations?

●
Yes.

●
Have you taken advantage of available payment deferrals, forbearance periods, or other concessions? What are those concessions and how long will they last?

●
Yes. Certain debt deferrals are pending more know COVID 19 information.

●
Do you foresee any liquidity challenges once those accommodations end?

●
Possibly, if creditors demand all deferrals at once rather than payment over time as indicated.

●
Have you altered terms with your customers, such as extended payment terms or refund periods, and if so, how have those actions materially affected your financial condition or liquidity?

●
We have not altered terms with customers.

●
Did you provide concessions or modify terms of arrangements as a landlord or lender that will have a material impact?

●
No.

●
Have you modified other contractual arrangements in response to COVID-19 in such a way that the revised terms may materially impact your financial condition, liquidity, and capital resources?

●
Possibly, if creditors demand all deferrals at once rather than payment over time as indicated.

●
Are you relying on supplier finance programs, otherwise referred to as supply chain financing, structured trade payables, reverse factoring, or vendor financing, to manage your cash flow?

●
Yes.

●
Have these arrangements had a material impact on your balance sheet, statement of cash flows, or short- and long-term liquidity and if so, how?

●
No.

●
 What are the material terms of the arrangements?

●
Most vendors situations now provide up to 30 days terms.

●
Did you or any of your subsidiaries provide guarantees related to these programs?

●
No.

●
Do you face a material risk if a party to the arrangement terminates it?

●
No.

●
What amounts payable at the end of the period relate to these arrangements, and what portion of these amounts has an intermediary already settled for you?

●
There have been no settlements. Most related to up to 30 days with telecommunications vendors and payments are being included in planned cash flows.

●
Have you assessed the impact material events that occurred after the end of the reporting period, but before the financial statements were issued, have had or are reasonably likely to have on your liquidity and capital resources and considered whether disclosure of subsequent events in the financial statements and known trends or uncertainties in MD&A is required?

●
There are no material events occurring after the end of the reporting period but before financial statements were issued which would have any affect on liquidity or capital resources and there are no new trends or uncertainties needed to be disclosed.

Government Assistance – The Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

The CARES Act includes financial assistance for companies in the form of loans and tax relief in the form of deferred or reduced payments and potential refunds. Companies receiving federal assistance must consider the short- and long-term impact of that assistance on their financial condition, results of operations, liquidity, and capital resources, as well as the related disclosures and critical accounting estimates and assumptions. We have not received any financial assistance from the banks or any government agency.

●
How does a loan impact your financial condition, liquidity and capital resources?

●
We have no government loans, except PPP loans that we anticipate will be forgiven.

●
What are the material terms and conditions of any assistance you received, and do you anticipate being able to comply with them?

●
PPP loans only and we anticipate forgiveness.

●
Do those terms and conditions limit your ability to seek other sources of financing or affect your cost of capital?

●
No.

●
Do you reasonably expect restrictions, such as maintaining certain employment levels, to have a material impact on your revenues or income from continuing operations or to cause a material change in the relationship between costs and revenues?

●
No.

●
Once any such restrictions lapse, do you expect to change your operations in a material way?

●
No.

●
Are you taking advantage of any recent tax relief, and if so, how does that relief impact your short- and long-term liquidity?

●
We are using payroll tax deferrals allow by the tax relief programs.

●
Do you expect a material tax refund for prior periods?

●
No.

●
Does the assistance involve new material accounting estimates or judgments that should be disclosed or materially change a prior critical accounting estimate?

●
No.

●
What accounting estimates were made, such as the probability a loan will be forgiven, and what uncertainties are involved in applying the related accounting guidance?

●
We anticipate forgiveness of our PPP loans but have disclosed them as loans through June 30, 2020.

A Company’s Ability to Continue as a Going Concern

The SEC has advised that Management should consider whether conditions and events, taken as a whole, raise substantial doubt about the company’s ability to meet its obligations as they become due within one year after the issuance of the financial statements. There is substantial doubt about a company’s ability to continue as a going concern due to continuation of the COVID-19 pandemic and we make the following disclosure:

●
Are there conditions and events that give rise to the substantial doubt about the company’s ability to continue as a going concern?

●
Yes. There was concern about our ability to continue as a going concern prior to COVID 19, however the continuation of COVID-19 prohibits Blue Collar from operating and generating revenues.

●
For example, have you defaulted on outstanding obligations?

●
Yes, but not because of COVID-19.

●
Have you faced labor challenges or a work stoppage?

●
No.

●
What are your plans to address these challenges?

●
At the point of allowing bigger sized of gathering and for Blue Collar and film production companies to fully operate will be the turnaround for these revenues.

●
Have you implemented any portion of those plans?

●
No, it’s a matter of allowing Blue Collar to fully operate.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

2020 Conversions			Accrued	Share	Price
	Date	Principal	Interest	Amounts	Per Share
Auctus	4/6/2020	$3,536	$3,536	27,936,930	$0.0003
4/9/2020		$1,006	$6,066	27,936,930	$0.0003
4/15/20		$5,574	$3,536	30,725,000	$0.0003
4/21/20		$5,197	$2,257	29,298,332	$0.0003
Odyssey	6/3/20	$5,650	$676	4,340,405	$0.0015

We have filed Forms 8-K dated April 22, 2019, May 28, 2019, June 20, 2019, September 19, 2019, and September 30, 2019, related to convertible promissory notes for which the underlying common shares have not be registered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default under its derivative financial instruments and received notice of such from Auctus for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. It was the intent of the Company to pay back all derivative securities prior to the due dates but that has not occurred in case of Auctus and EMA. As such, the Company is currently in negotiations with Auctus and EMA relative to extending due dates and changing terms on the Notes.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

TPT GLOBAL TECH, INC.
(Registrant)

Dated: August 19, 2020	By:	/s/ Stephen J. Thomas, III
Stephen J. Thomas, III
(Chief Executive Officer, Principal Executive Officer)
Officer)

Dated: August 19, 2020	By:	/s/ Gary L. Cook
Gary L. Cook
(Chief Financial Officer, Principal Accounting Officer)
Officer)