Form 10-Q
period 2020-09-30
TPT GLOBAL TECH, INC.
filed 2020-11-23
CIK 1661039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

As of November 19, 2020, there were 865,879,038 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2020	2019
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$269,957	$192,172
Accounts receivable, net	215,727	379,805
Prepaid expenses and other current assets	148,513	48,648
Total current assets	$634,197	620,625
NON-CURRENT ASSETS
Property and equipment, net	$4,175,333	4,423,148
Operating lease right of use assets	4,531,784	3,886,045
Intangible assets, net	4,827,998	5,369,083
Goodwill	1,640,099	1,050,366
Deposits and other assets	150,631	104,486
Total non-current assets	$15,325,845	14,833,128

TOTAL ASSETS	$15,960,042	$15,453,753
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,761,710	$6,543,635
Deferred revenue	433,277	305,741
Customer liability	338,725	338,725
Current portion of loans, advances and factoring agreements	2,062,544	344,758
Current portion of convertible notes payable, net of discounts	1,711,098	2,101,649
Notes payable - related parties, net of discounts	10,668,612	9,297,078
Current portion of convertible notes payable – related parties, net of discounts	904,881	534,381
Derivative liabilities	6,582,252	8,836,514
Current portion of operating lease liabilities	2,010,102	1,921,843
Financing lease liabilities – related party	750,964	626,561
Total current liabilities	$33,224,165	30,850,885

NON-CURRENT LIABILITIES
Loans, advances and factoring agreements, net of current portion and discounts	$902,551	1,000,500
Convertible notes payable – related parties, net of current portion and discounts	18,000	388,500
Operating lease liabilities, net of current portion	2,716,507	2,009,737
Total non-current liabilities	3,637,058	3,398,737
Total liabilities	$36,861,223	34,249,622

Commitments and contingencies – See Note 8	—	—

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

	September 30,	December 31,
	2020	2019
	(Unaudited)

MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	$3,117,000	—
Convertible Preferred Series B, 3,000,000 designated - 2,588,693 shares issued and outstanding as of September 30, 2020 and December 31, 2019	$1,677,473	—
Total mezzanine equity	$4,794,473	—

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 100,000,000 shares authorized: Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	$—	$1,000
Convertible Preferred Series B, 3,000,000 designated - 2,588,693 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	2,589
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Convertible Preferred Series D – 20,000,000 shares designated, zero shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $.001 par value, 1,000,000,000 shares authorized, 858,562,371 and 177,629,939 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	858,563	177,630
Subscriptions payable	811,234	574,256
Additional paid-in capital	10,523,169	13,279,749
Accumulated deficit	(37,692,263)	(32,831,093)
Total TPT Global Tech, Inc. stockholders' deficit	(25,499,297)	(18,795,869)
Non-controlling interests	(196,357)	—
Total stockholders’ deficit	(25,695,654)	(18,795,869)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,960,042	$15,453,753

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

REVENUES:
Products	$7,200	$4,950	$35,291	$38,719
Services	2,779,410	3,612,550	8,584,063	6,168,712
Total Revenues	2,786,610	3,617,500	8,619,354	6,207,431

COST OF SALES:
Products	7,155	4,950	34,455	40,550
Services	1,818,268	2,169,747	5,528,645	3,884,463
Total Costs of Sales	1,825,423	2,174,697	5,563,100	3,925,013
Gross profit	961,187	1,442,803	3,056,254	2,282,418
EXPENSES:
Sales and marketing	47,568	1,746	112,575	46,063
Professional	717,321	450,968	1,472,043	1,447,421
Payroll and related	664,278	480,524	1,910,416	1,045,083
General and administrative	445,715	521,824	1,330,427	1,138,091
Research and development	—	—	1,000,000	—
Depreciation	263,683	168,655	781,050	368,362
Amortization	182,735	83,811	548,205	643,942
Total expenses	2,321,300	1,707,528	7,154,716	4,688,962
Loss from operations	(1,360,113)	(264,725)	(4,098,462)	(2,406,545)

OTHER INCOME (EXPENSE)
Derivative gain (expense)	223,229	4,533,794	(176,790)	(3,572,107)
Gain (loss) on debt extinguishment	—	—	1,252,131	—
Gain (loss) on debt conversions	—	5,695	(775,650)	5,695
Interest expense	(248,158)	(1,287,966)	(1,082,259)	(2,565,404)
Total other income (expenses)	(24,929)	3,251,523	(782,568)	(6,131,816)

Net income (loss) before income taxes	(1,385,042)	2,986,798	(4,881,030)	(8,538,360)
Income taxes	—	—	—	—

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	(1,385,042)	2,986,798	(4,881,030)	(8,538,360)

NET LOSS ATTRIBUTABLE TO NON- CONTROLLING INTERESTS	(19,860)	—	(19,860)	—

NET INCOME (LOSS) ATTRIBUTABLE TO TPT GLOBAL TECH, INC. SHAREHOLDERS	$(1,365,182)	$2,986,798	$(4,861,170)	$(8,538,360)

Income (loss) per common share: Basic and diluted	$(0.00)	$0.02	$(0.01)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	857,617,316	137,084,846	696,347,551	136,998,031

 See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2020
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions Payable	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of June 30, 2020	—	$—	—	$—	857,562,371	$857,563	$777,380	$9,959111	$(36,327,081)	$—	$(24,733,027)
Common stock issuable for director services	—	—	—	—	—	—	33,854	—	—	—	33,854
Equity interest in QuikLABS issued for cash	—	—	—	—	—	—	—	288,000	—	72,000	360,000
Acquisition of Aire Fitness				—	—	—	—	—	—	(29,439)	(29,439)
Common stock issued for settlement of liability	—	—	—	—	1,000,000	1,000	—	57,000	—	—	58,000
InnovaQor merger	—	—	—	—	—	—	—	219,058	—	(219,058)	—
Net loss	—	—	—	—	—	—	—	—	(1,365,182)	(19,860)	(1,385,042)
Balance as of September 30, 2020	—	$—	—	$—	858,562,371	$858,563	$881,234	$10,523,169	$(37,692,263)	$(196,357)	$(25,695,654)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions Payable	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of December 31, 2019	1,000,000	$1,000	2,588,693	$2,589	177,629,939	$177,630	$574,256	$13,279,749	$(32,831,093)	$—	$(18,795,869)
Common stock issuable for director services	—	—	—	—	—	—	236,978	—	—	—	236,978
Equity interest in QuikLABS issued for cash	—	—	—	—	—	—	—	288,000	—	72,000	360,000
Acquisition of Aire Fitness	—	—	—	—	—	—	—	—	—	(29,439)	(29,439)
Common stock issued for settlement of liability	—	—	—	—	1,000,000	1,000	—	57,000	—	—	58,000
Reclassification of preferred stock as mezzanine	(1,000,000)	(1,000)	(2,588,693)	(2,589)	----	—	—	(4,790,884)	—	—	(4,794,473)
Common stock issued for convertible promissory notes	—	—	—	—	679,932,432	679,933	—	1,470,246	—	—	2,150,179
InnovaQor merger								219,058	—	(219,058)	—
Net Loss	—	—	—	—	—	—	—	—	(4,861,170)	(19,860)	(4,881,030)
Balance as of September 30, 2020	—	$—	—	$—	858,562,371	$858,563	$811,234	$10,523,169	$(37,692,263)	$(196,357)	$(25,695,654)

   See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT- CONTINUED
For the three and nine months ended September 30, 2019
(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions Payable	Additional Capital	Accumulated Deficit	Total
Balance as of June 30, 2019	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$371,132	$12,681,369	$(30,328,085)	$(17,135,041)

Issuance of stock and stock options for services	—	—	—	—	—	—	101,563	27,182	—	128,745

Conversion of debt					2,073,721	2,074		124,589		126,663

Net Loss	—	—	—	—	—	—	—	—	$(2,986,798)	$(2,986,798)

Balance as of September 30, 2019	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$472,695	$12,833,140	$(27,341,287)	$(13,892,835)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions Payable	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2018	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$168,006	$12,567,881	$(18,802,928)	$(5,926,498)

Issuance of stock and stock options for services	—	—	—	—	—	—	304,689	140,670	—	445,359

Conversion of debt					2,073,721	2,074		124,589		126,663

Net Loss	—	—	—	—	—	—	—	—	$(8,538,360)	$(8,538,360)

Balance as of September 30, 2019	1,000,000	$1,000	2,588,693	$2,589	139,027,625	$139,028	$472,695	$12,833,140	$(27,341,287)	$(13,892,835)

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,881,030)	$(8,538,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	781,050	368,362
Amortization	548,205	643,942
Amortization of debt discounts	510,437	2,029,978
Promissory note issued for research and development	1,000,000	—
Loss (gain) on conversion of notes payable	775,650	(5,695)
Derivative expense	176,790	3,572,107
Gain on extinguishment of debt	(1,252,131)	—
Interest expense default penalty	—
Share-based compensation: Common stock	236,978	304,689
Stock options	—	140,670
Note payable – InnovaQor merger	350,000	—
Changes in operating assets and liabilities:
Accounts receivable	186,328	(144,251)
Prepaid expenses and other assets	(146,010)	92,715
Accounts payable and accrued expenses	1,220,222	578,398
Operating lease right of use assets and liabilities	149,290	—
Other liabilities	127,536	(75,544)
Net cash used in operating activities	$(216,685)	$(1,032,989)

Cash flows from investing activities:
Cash paid for acquisition of assets of SpeedConnect	$—	$(798,386)
Purchase of equipment	(429,886)	—
Net cash used in investing activities	$(429,886)	$(798,386)

Cash flows from financing activities:
Proceeds from sale of non-controlling interests in QuikLABS	360,000	—
Proceeds from convertible notes and notes payable – related parties	2,400	512,419
Proceeds from convertible notes, loans and advances	1,311,800	2,689,675
Payment on convertible loans, advances and factoring agreements	(818,978)	(1,148,976)
Payments on convertible notes and amounts payable – related parties	(130,866)	(15,807)
Proceeds from lease agreement	103,349	—
Payments on financing lease liabilities	—	(9,889)
Net cash provided by financing activities	$724,356	$2,027,422

Net change in cash	$77,785	$196,047
Cash and cash equivalents - beginning of period	$192,172	$31,786

Cash and cash equivalents - end of period	$269,957	$227,833

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)

Supplemental Cash Flow Information:

Cash paid for:

	2020	2019
Interest	$120,605	$9,857
Taxes	$—	$—

Non-Cash Investing and Financing Activities:

	2020	2019
Debt discount on factoring agreement	$216,720	$2,011,600
Acquisition of assets of SpeedConnect – Liabilities assumed	$—	$1,894,964
Operating lease liabilities and right of use assets		5,003,178
Common stock issued in conversion of convertible notes	$2,258,637	$—
Convertible preferred Series A and B reclassified to mezzanine equity	$4,790,884	$—
Acquisition of Aire Fitness – Liabilities assumed	$641,869	$—
InnovaQor merger – Non-controlling interest in intercompany liabilities assumed	$219,058	$—
Acquisition of property and equipment under finance lease	$103,349	$—

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

The following acquisitions have resulted in entities which have been consolidated into TPTG. In 2014 the Company acquired all the assets of K Telecom and Wireless LLC (“K Telecom”) and Global Telecom International LLC (“Global Telecom”). Effective January 31, 2015, TPTG completed its acquisition of 100% of the outstanding stock of Copperhead Digital Holdings, Inc. (“Copperhead Digital”) and Subsidiaries, TruCom, LLC (“TruCom”), Nevada Utilities, Inc. (“Nevada Utilities”) and CityNet Arizona, LLC (“CityNet”). Effective September 30, 2016, the company acquired 100% ownership in San Diego Media Inc. (“SDM”). In October 2017, we entered into agreements to acquire Blue Collar, Inc. (“Blue Collar”) which closed as of September 1, 2018. On May 7, 2019 we completed the acquisition of a majority of the assets of SpeedConnect, LLC, which assets were conveyed into our wholly owned subsidiary TPT SpeedConnect, LLC (“TPT SC” or “TPT SpeedConnect”) which was formed on April 16, 2019. On January 8, 2020 we formed TPT Federal, LLC (“TPT Federal”), on March 7, 2020 we acquired 75% interest in Bridget Internet, LLC (“Bridge Internet” or “BIC”). On March 30, 2020 we formed TPT MedTech, LLC (“TPT MedTech”) and on June 6, 2020 we formed InnovaQor, Inc (“InnovaQor”). In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC where the Company owns 80% (as agreed per the operating agreement) of all outside equity investments. Effective August 1, 2020 we closed on the acquisition of 75% of The Fitness Container, LLC (“Air Fitness”). In July 2020, we invested in a Hong Kong company called TPT Global Tech Asia Limited of which we own 78%.

We are based in San Diego, California, and operate as a technology-based company with divisions providing telecommunications, medical technology and product distribution, media content for domestic and international syndication as well as technology solutions. We operate on our own proprietary Global Digital Media TV and Telecommunications infrastructure platform and also provide technology solutions to businesses domestically and worldwide. We offer Software as a Service (SaaS), Technology Platform as a Service (PAAS), Cloud-based Unified Communication as a Service (UCaaS) and carrier-grade performance and support for businesses over our private IP MPLS fiber and wireless network in the United States. Our cloud-based UCaaS services allow businesses of any size to enjoy all the latest voice, data, media and collaboration features in today's global technology markets. We also operate as a Master Distributor for Nationwide Mobile Virtual Network Operators (MVNO) and Independent Sales Organization (ISO) as a Master Distributor for Pre-Paid Cellphone services, Mobile phones, Cellphone Accessories and Global Roaming Cellphones.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2019. The condensed consolidated balance sheet at September 30, 2020, has been derived from the consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Our condensed consolidated financial statements include the accounts of K Telecom, Copperhead Digital, SDM, Blue Collar, TPT SpeedConnect, BIC, TPT Federal, TPT MedTech and InnovaQor. All intercompany accounts and transactions have been eliminated in consolidation. Consideration has also been given to the non-controlling interest of 25% in BIC, 25% in Air Fitness, 20% in the QuikLABs and 22% of TPT Global Tech Asia Limited.

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the nine months ended September 30, 2020 and 2019. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the nine months ended September 30, 2020 and 2019 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
TPT SpeedConnect	$7,683,928	$5,082,260
Copperhead Digital	—	176,640
K Telecom	35,291	38,719
San Diego Media	10,822	21,621
Blue Collar	877,607	888,191
Other	11,706	—
Total Revenue	$8,619,354	$6,207,431

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 10 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue at September 30, 2020 and December 31, 2019 are $305,165 and $305,741, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue at September 30, 2020 and December 31, 2019. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and using the if-converted method for preferred stock and convertible notes. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2020, the Company had shares that were potentially common stock equivalents as follows:

2020
Convertible Promissory Notes	98,935,204
Series A Preferred Stock (1)	1,223,484,624
Series B Preferred Stock	2,588,693
Stock Options and Warrants	4,333,333
1,329,341,854

(1) Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 1,000,000,000 shares are currently authorized.

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at September 30, 2020 and December 31, 2019 consisted of cash equivalents, accounts receivable, accounts payable, notes payable and derivative liabilities. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of September 30, 2020 are the following:

Derivative Instrument	Fair Value
Fair value of Auctus Convertible Promissory Note	$5,382,241
Fair value of EMA Financial Convertible Promissory Note	1,158,820
Fair value of Warrants issued with the derivative instruments	41,191
$6,582,252

Principles of Consolidation

Our consolidated financial statements include the wholly-owned accounts of K Telecom and Global, Copperhead Digital, SDM, Blue Collar, TPT SpeedConnect, TPT Federal, BIC, TPT MedTech, InnovaQor, Quiklab 1, QuikLAB 2, QuikLAB 3, QuikLAB 4, Aire Fitness and TPT Global Tech Asia Limited. The consolidated financial statements also give effects to non-controlling interests in BIC of 25%, the QuikLABs of 20%,Aire Fitness of 25% and TPT Global Tech Asia Limited of 22%, where appropriate. All intercompany accounts and transactions have been eliminated in consolidation.

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

Had the acquisition occurred on January 1, 2019, condensed proforma results of operations for the nine months ended September 30, 2019 would be as follows:

2019
Revenue	$10,970,258
Cost of Sales	6,928,862
Gross Profit	$4,041,396
Expenses	(5,521,661)
Derivative Expense	(3,572,107)
Interest Expense	(2,559,709)
Income Taxes	—
Net Loss	$(7,612,081)
Loss per share	$(0.06)

The unaudited proforma results of operations are presented for information purposes only. The unaudited proforma results of operations are not intended to present actual results that would have been attained had the asset acquisition been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods. The revenue and net income of TPT SpeedConnect from January 1, 2020 to September 30, 2020 included in the consolidated income statement amounted to $7,683,928 and $824,066, respectively.

The Fitness Container, LLC

On June 1, 2020, the Company signed an agreement for the acquisition of a majority interest in San Diego based manufacturing company, The Fitness Container, LLC dba “Aire Fitness” (www.airefitness.com), for 500,000 shares of common stock in TPT, vesting and issuable after the common stock reaches at least a $1.00 per share closing price in trading, a $500,000 promissory note payable primarily out of future capital raising and a 10% of gross profit royalty from sales of drive through lab operations for the first year. Aire Fitness, in which TPT owns 75%, will operate under TPT‘s Medical division, TPT MedTech. Aire Fitness is a California LLC founded in 2014 focused on custom designing, manufacturing, and selling high-end turnkey outdoor fitness studios. Aire Fitness has contracted with YMCAs, Parks and Recreation departments, Universities and Country Clubs which are currently using its mobile gyms.  Aire Fitness’ existing and future clients will be able to take advantage of TPT’s upcoming Broadband, TV and Social Media platform to offer virtual classes utilizing the company’s mobile gyms. The agreement included an employment agreement for Mario Garcia, former principal owner, which annual employment is to be at $120,000 plus customary employee benefits. This agreement was closed August 1, 2020.

The Company evaluated this acquisition in accordance with ASC 805-10-55-4 to discern whether the assets and operations of the assets purchased met the definition of a business. The company concluded that there are processes and sufficient inputs into outputs. Accordingly, the Company accounted for this transaction as a business combination and allocated the purchase price as follows on a provisional basis:

Consideration given at provisional value:
Note payable	$500,000
Accounts payable	141,837
Non-controlling interest	(29,439)
$612,398

Assets acquired at fair value:
Accounts receivable	$22,665
$22,665
Provisional Goodwill	$589,733

EPIC Reference Labs, Inc. Acquisition

On August 6, 2020, TPT MedTech signed a binding letter of intent with Rennova to acquire EPIC Reference Labs, Inc. (“EPIC”), wholly owned subsidiary of Rennova, for $750,000, comprised of a deposit of $25,000 within five days of signing and the remainder due either from 20% of net proceeds received from fund raising that the Company has initiated and as evidence by SEC Filings or a minimum payment of $25,000 per month until paid in full. The first $25,000 payment has been made and is accounted for as a deposit in the consolidated balance sheet. All defined laboratory equipment and a $100,000 lease deposit are to be excluded from the sales price. All liabilities incurred up to signing are to be discharged. Receivables existing at signing are to be 100% ownership of Rennova. There are no other significant assets. This acquisition will allow TPT MedTech to own a license to operate medical testing facilities.

TPT MedTech and Rennova have subsequently agreed that the acquisition will be of an asset acquisition of substantially all of the assets of EPIC instead of acquiring the stock of EPIC. Both parties are in the process of finalizing an acquisition agreement (“APA”) otherwise all other terms and conditions are consistent with the binding letter of intent.

EPIC is a high complexity clinical laboratory located in West Palm Beach, Florida. The binding letter of intent includes EPIC’s current CLIA certificate of registration that enables TPT MedTech’s Mobile QuikLabs to operate in 46 US States delivering rapid Covid-19 Point-of-Care testing and monitoring. Closing of the acquisition is subject to normal change of ownership application and notification to certain regulatory and licensing bodies. Until the change of ownership is complete, Rennova will operate the laboratory under management agreement dated August 6, 2020 between TPT MedTech, LLC and Rennova. There are approximately $28,000 of expenses in our consolidated statement of operations under the management agreement.

InnovaQor Merger with Southern Plains

On August 1, 2020, InnovaQor, a wholly-owned subsidiary of the Company, entered into a Merger Agreement with the publicly traded company Southern Plains Oil Corp. (OTC PINK: SPLN prior to Merger Agreement). The SPLN Merger moves the Company’s subsidiary InnovaQor one step closer to completing a recently executed Asset Purchase Agreement with Rennova Health, Inc. The Merger also positions InnovaQor to trade on the OTC Market, which InnovaQor is now traded under INOQ. The Company received 6,000,000 common shares as part of the Merger Agreement out of a total of 6,400,667 common shares outstanding.

During August, InnovaQor authorized a Series A Super Majority Preferred Stock valued at $350,000 by management and issued to a third party in exchange for legal services. Effective September 30, 2020, the Series A Super Majority Preferred Stock was exchanged with TPT for a note payable of $350,000 payable in cash or common stock (see Note 5(2)). As such, as of September 30, 2020, the Company, for accounting purposes, took control of the merged InnovaQor and reflected in it’s consolidated balance sheet the non-controlling interest of $219,058 in the liabilities under a license agreement valued at $3,500,000. This $3,500,000 was recorded as a Note Payable and expensed on InnovaQor’s books.

Bridge Internet Acquisition

On March 6, 2020, the Company executed an Acquisition and Purchase Agreement (“BIC Agreement”) with Bridge Internet, a Florida Limited Liability Company, formed on February 27, 2020. The Company acquired 75% of Bridge Internet (which had no assets or liabilities and no material operations) for 8,000,000 shares of common stock of the Company. Since this time, both the Company and Bridge Internet have verbally agreed to discontinue its relationship.

The Company evaluated this acquisition in accordance with ASC 805-10-55-4 to discern whether the transaction met the definition of a business. The company concluded there were not a sufficient number of key processes that developed the inputs into outputs. Accordingly, the Company accounted for this transaction originally as the hiring of a key member of management and expensed the value of 4,000,000 shares at $6,400.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Cash flows generated from operating activities were not enough to support all working capital requirements for the nine months ended September 30, 2020 and 2019. We incurred $4,881,030 and $8,538,360, respectively, in losses, and we used $216,685 and $1,032,989, respectively, in cash for operations for the nine months September 30, 2020 and 2019. Cash flows from financing activities were $724,356 and $2,027,422 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of September 30, 2020 and December 31, 2019 are as follows:
	2020	2019
Property and equipment:
Telecommunications fiber and equipment	$5,575,465	$5,203,000
Film production equipment	369,903	369,903
Office furniture and equipment	86,899	85,485
Medical equipment	159,356	—
Leasehold improvements	18,679	18,679
Accumulated depreciation	(2,034,969)	(1,253,919)
Property and equipment, net	$4,175,333	$4,423,148

Depreciation expense was $781,050 and $368,362 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of September 30, 2020 and December 31, 2019 are as follows:
	2020	2019
Loans, advances and factoring agreements (1)	$2,576,174	1,121,640
Convertible notes payable (2)	1,711,098	2,101,649
Factoring agreements (3)	388,921	223,618
Debt – third party	$4,676,193	3,446,907

Line of credit, related party secured by assets (4)	$3,043,390	3,043,390
Debt– other related party, net of discounts (5)	7,450,000	5,950,000
Convertible debt – related party (6)	922,881	922,881
Shareholder debt (7)	175,222	303,688
Debt – related party	$11,591,493	10,219,959

Total financing arrangements	$16,267,686	13,666,866

Less current portion:
Loans, advances and factoring agreements – third party	$(2,062,544)	(344,758)
Convertible notes payable third party	(1,711,098)	(2,101,649
Debt – related party, net of discount	(10,668,612)	(9,297,078)
Convertible notes payable– related party	(904,881)	(534,381)
	(15,347,135)	(12,277,866)
Total long term debt	$920,551	1,389,000

(1) The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month Libor plus 2%, 2.2% as of September 30, 2020, and is secured by assets of the Company, was due August 31, 2020, as amended, and included 8,000 stock options as part of the terms which options expired December 31, 2019 (see Note 7).

$500,500 is a line of credit that Blue Collar has with a bank, bears interest at Prime plus 1.125%, 4.38% as of September 30, 2020, and is due March 25, 2021.

$422,932 is a bank loan dated May 28, 2019 which bears interest at Prime plus 6%, 9.25% as of September 30, 2020, is interest only for the first year, thereafter beginning in June of 2020 payable monthly of principal and interest of $22,900 until the due date of May 1, 2022. The bank loan is collateralized by assets of the Company.

$722,220 represents loans under the COVID-19 Pandemic Paycheck Protection Program (“PPP”) originated in April of 2020. The Company believes that it has used the funds such that 100% will be forgiven when it applies for forgiveness in the third or fourth quarter of 2020. $119,371 of this amount relates to a PPP loan for Blue Collar which falls under the automatic forgiveness provisions approved by Congress of all loans under $150,000. If any of the PPP loans are not forgiven then, per the PPP, the unforgiven loan amounts will be payable monthly over a five year period of which payment are to begin no later than 10 months after the covered period as defined at a 2% annual interest rate.

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

During August, SPLN authorized and issued 500,000 shares of a Series A Super Majority Preferred Stock that was valued at $350,000 by management and issued to a third party in exchange for legal services. The Series A Super Majority Preferred Stock was exchanged effective September 30, 2020 for a Note Payable with TPT that may be paid in TPT common stock at the option of the Company (see also Note 2). As of September 30, 2020, this $350,000 is reflected as a Note Payable in the consolidated balance sheet, carries zero interest and is due November 30, 2020.

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

During 2019, the Company consummated Securities Purchase Agreements dated March 15, 2019, April 12, 2019, May 15, 2019, June 6, 2019 and August 22, 2019 with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) for the purchase of convertible promissory notes in the amounts of $68,000, $65,000, $58,000, $53,000 and $43,000 (“Geneva Roth Convertible Promissory Notes”). The Geneva Roth Convertible Promissory Notes are due one year from issuance, pays interest at the rate of 12% (principal amount increases 150%-200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to the maturity date or date of default to convert all or any part of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 61% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Geneva Roth Convertible Promissory Notes may be prepaid in whole or in part of the outstanding balance at 125% to 140% up to 180 days from origination. Geneva Roth converted a total of $244,000 of principal and $8,680 of accrued interest through September 30, 2020 from its various Securities Purchase Agreements into 125,446,546 shares of common stock of the Company leaving no outstanding principal balances as of September 30, 2020. On February 13, 2020, the August 22, 2019 Securities Purchase Agreement was repaid for $63,284, including a premium and accrued interest.

On March 25, 2019, the Company consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 Convertible Promissory Note (“Auctus Convertible Promissory Note”). The Auctus Convertible Promissory Note is due December 18, 2019, pays interest at the rate of 12% (24% default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date or at the effective date of the registration of the underlying shares of common stock, which the holder has registration rights for, to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lessor of the lowest trading price during the previous 25 trading days prior the date of the Auctus Convertible Promissory Note or 50% multiplied by the average of the two lowest trading prices for the common stock during the previous 25 trading days prior to the applicable conversion date. The Auctus Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Auctus converted $33,180 of principal and $142,004 of accrued interest into 376,000,000 shares of common stock of the Company prior to September 30, 2020. 2,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7.

On June 6, 2019, the Company consummated a Securities Purchase Agreement with JSJ Investments Inc. (“JSJ”) for the purchase of a $112,000 Convertible Promissory Note (“JSJ Convertible Promissory Note”). The JSJ Convertible Promissory Note is due June 6, 2020, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lower of the market price, as defined, or 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The JSJ Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. JSJ converted $43,680 of principal into 18,500,000 shares of common stock of the Company prior to September 30, 2020. In addition, on February 25, 2020 the Company repaid for $97,000, including a premium and accrued interest, for all remaining principal and accrued interest balances as of that day. 333,333 warrants were issued in conjunction with the issuance of this debt. See Note 7.

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note is due June 11, 2020, pays interest at the rate of 12% (principal amount increases 200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. The EMA Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Prior to September 30, 2020, EMA converted $35,366 of principal into 147,700,000 shares of common stock of the Company. 1,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7.

The Company is in default under its derivative financial instruments and received notice of such from Auctus and EMA for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. It was the intent of the Company to pay back all derivative securities prior to the due dates but that has not occurred in case of Auctus or EMA. As such, the Company is currently in negotiations with Auctus and EMA and relative to extending due dates and changing terms on the Notes. Although we have not been served, we are aware that the Company has been named in a lawsuit by EMA for failing to comply with a Securities Purchase Agreement entered into in June 2019. See Note 8 Other Commitments and Contingencies.

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

(3) The Factoring Agreement with full recourse, due February 29, 2020, as amended, was established in June 2016 with a company that is controlled by a shareholder and is personally guaranteed by an officer of the Company. The Factoring Agreement is such that the Company pays a discount of 2% per each 30-day period for each advance received against accounts receivable or future billings. The Company was advanced funds from the Factoring Agreement for which $101,244 and $101,244 in principal remained unpaid as of September 30, 2020 and December 31, 2019, respectively.

On May 8, 2019, the Company entered into a factoring agreement with Advantage Capital Funding (“2019 Factoring agreement”). $500,000, net of expenses, was funded to the Company with a promise to pay $18,840 per week for 40 weeks until a total of $753,610 is paid which occurred in February 2020.

On February 25, 2020, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (“2020 Factoring Agreement”). The balance to be purchased and sold is $716,720 for which the Company received $500,000, net of fees. Under the 2020 Factoring Agreement, the Company was to pay $14,221 per week for 50 weeks at an effective interest rate of approximately 43% annually. However, due to COVID-19 the payments under the 2020 Factoring Agreement were reduced temporarily, to between $9,000 and $11,000 weekly, of which $102,246 in payments have been deferred to be paid at the end of the 50-week term. The 2020 Factoring Agreement includes a guaranty by the CEO of the Company, Stephen J. Thomas III.

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 2.16% as of September 30, 2020, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling $85,120 which expired as of December 31, 2019 (see Note 7) and was due, as amended, August 31, 2020.

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

$1,000,000 represents a promissory note which was entered into on May 6, 2020 for the acquisition of Media Live One Platform from Steve and Yuanbing Caudle for the further development of software. This was expensed as research and development in the six months ended September 30, 2020. This $1,000,000 promissory note is non-interest bearing, due after funding has been received by the Company from its various investors and other sources. Mr. Caudle is a principal with the Company’s ViewMe technology.

On September 1, 2018, the Company closed on its acquisition of Blue Collar. Part of the acquisition included a promissory note of $1,600,000 and interest at 3% from the date of closure. The promissory note is secured by the assets of Blue Collar.

$500,000 represents a Note Payable related to the acquisition of 75% of Aire Fitness, payable out of future capital raising efforts and has no specific due date and does not accrue interest.

(6) During 2016, the Company acquired SDM which consideration included a convertible promissory note for $250,000 due February 29, 2019, as amended, does not bear interest, unless delinquent in which the interest is 12% per annum, and is convertible into common stock at $1.00 per share. The SDM balance is $182,381 as of September 30, 2020. As of March 1, 2020, this convertible promissory note is delinquent.

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

The derivative liability as of September 30, 2020, in the amount of $6,582,252 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2020.

Debt Derivative Liabilities
Balance, December 31, 2018	$—
Debt discount from initial derivative	1,774,000
Initial fair value of derivative liabilities	2,601,631
Change in derivative liability from conversion of notes payable	(407,654)
Change in fair value of derivative liabilities at end of period	4,868,537
Balance, December 31, 2019	$8,836,514
Change in derivative liabilities from conversion of notes payable	(1,144,290)
Change in derivative liabilities from the Odyssey conversion to a term loan	(1,286,763)
Change in fair value of derivative liabilities at end of period – derivative expense	176,790
Balance, September 30, 2020	$6,582,252

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

As of September 30, 2020, the Company marked to market the fair value of the debt derivatives and determined a fair value of $6,582,252 ($6,541,061 from the convertible notes and $41,191 from the warrants) in Note 5 (2) above. The Company recorded a loss from change in fair value of debt derivatives of $176,790 for the nine months ended September 30, 2020. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 232.9% to 334.9%, (3) weighted average risk-free interest rate of 0.10% to 0.13% (4) expected life of 0.25 to 1.697 years, and (5) the quoted market price of $0.029 to $0.029 for the Company’s common stock.

See Financing lease arrangements in Note 8.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of September 30, 2020, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C and Series D Preferred Stock.

During the nine months ended September 30, 2020, the Series A Preferred Stock and the Series B Preferred Stock were reclassified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Series A Convertible Preferred Stock

In February 2015, the Company designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock.

The Series A Preferred Stock was designated in February 2016, has a par value of $.001, is redeemable at the Company’s option at $100 per share, is senior to any other class or series of outstanding Preferred Stock or Common Stock and does not bear dividends. The Series A Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and amended, of an amount equal to amounts payable owing, including contingency amounts where Holders of the Series A have personally guaranteed obligations of the Company. Holders of the Series A Preferred Stock shall, collectively have the right to convert all of their Series A Preferred Stock when conversion is elected into that number of shares of Common Stock of the Company, determined by the following formula: 60% of the issued and outstanding Common Shares as computed immediately after the transaction for conversion. For further clarification, the 60% of the issued and outstanding common shares includes what the holders of the Series A Preferred Stock may already hold in common shares at the time of conversion. The Series A Preferred Stock, collectively, shall have the right to vote as if converted prior to the vote to a number of shares equal to 60% of the outstanding Common Stock of the Company.

In February 2015, the Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock to Stephen Thomas, Chairman, CEO and President of the Company, valued at $3,117,000 for compensation expense.

Series B Convertible Preferred Stock

In February 2015, the Company designated 3,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock. There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2020.

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

Series C Convertible Preferred Stock

In May 2018, the Company designated 3,000,000 shares of Preferred Stock as Series C Convertible Preferred Stock.
The Series C Preferred Stock has a par value of $.001, is not redeemable, is senior to any other class or series of outstanding Preferred Stock, except the Series A and Series B Preferred Stock, or Common Stock and does not bear dividends. The Series C Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and currently the Series A and B Preferred Stock, and of an amount equal to $2.00 per share. Holders of the Series C Preferred Stock have a right to convert all or any part of the Series C Preferred Shares and will receive an equal number of common shares at the conversion price of $0.15 per share. The Series C Preferred Stockholders have a right to vote on any matter with holders of Common Stock and shall have a number of votes equal to that number of Common Shares on a one to one basis.

There are no shares of Series C Convertible Preferred Stock outstanding as of September 30, 2020.

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

Common Stock and Capital Contributions

As of September 30, 2020, we had authorized 1,000,000,000 shares of Common Stock, of which 858,562,371 common shares are issued and outstanding.

Common Stock Issued for Conversion of Debt

During the nine months ended September 30, 2020, the Company issued 679,932,432 of common shares for $232,430 of principal and $104,300 of interest, resulting in a gain on extinguishment of $1,252,131. In addition, the Company issued 1,000,000 common shares in exchange for $58,000 of legal liabilities.

Subscription Payable

As of September 30, 2020, the Company has recorded $885,631 in stock subscription payable, which equates to the fair value on the date of commitment, of the Company’s commitment to issue the following common shares:

Unissued shares under consulting and director agreements	6,000,000
Unissued shares for conversion of debt	16,667
Unissued shares for acquisition of Bridge Internet	4,000,000
Shares receivable under prior terminated acquisition agreement	(3,096,181)
Net commitment	6,920,486

During the nine months ended September 30, 2020, the Company acquired 75% of Bridge Internet for 8,000,000 shares of common stock of TPT Global Tech, Inc., 4,000,000 common shares issued to Sydney “Trip” Camper immediately and 4,000,000 common shares which vest equally over two years. See Note 2.

During 2018, a note payable of $2,000 was forgiven for 16,667 common shares.

In 2018, Arkady Shkolnik and Reginald Thomas (family member of CEO) were added as members of the Board of Directors. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive $25,000 per quarter and 5,000,000 shares of restricted common stock valued at approximately $692,500 vesting quarterly over twenty-four months. The quarterly cash payments of $25,000 will be paid in unrestricted common shares if the Company has not been funded adequately to make such payments. Mr. Thomas is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded. As of September 30, 2020, $190,500 and $65,000 has been accrued as accounts payable in the balance sheet for Mr. Shkolnik and Mr. Thomas, respectively. For the nine months ended September 30, 2020 and 2019, $236,978 and $409,688, respectively, have been expensed under these agreements.

Effective November 1 and 3, 2017, an officer of the Company contributed 9,765,000 shares of restricted Common Stock to the Company for the acquisition of Blue Collar and HRS. These shares were subsequently issued as consideration for these acquisitions in November 2017. In March 2018, the HRS acquisition was rescinded and 3,625,000 shares of common stock are being returned by the recipients. The other transaction involved 6,500,000 shares for the acquisition of Blue Collar which closed in 2018. As such, as of September 30, 2020 the 3,265,000 shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

QuikLAB Mobile Laboratory

In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC. It is the intent to use these entities as vehicles into which third parties would invest and participate in owning QuikLAB Mobile Laboratories. As of September 30, 2020, Quiklab 1 LLC and QuikLAB 3, LLC have received an investment of $360,000 for which the third parties will benefit from owning 20% of QuikLAB Mobile Laboratories specific to their investment.

Stock Options

	Options Outstanding	Vested	Vesting Period	Exercise Price Outstanding and Exercisable	Expiration Date
December 31, 2018	3,093,120	1,954,230	100% at issue and 12 to 18 months	$0.05 to $0.22	12-31-19 to 3-21-21
Expired	(93,120)			$0.05 to $0.22	12-31-19
December 31, 2019	3,000,000	3,000,000	12 to 18 months	$0.10	3-1-20 to 3-21-21
Expired	(2,000,000)
September 30, 2020	1,000,000	1,000,000	12 months	$0.10	3-21-21

During the year ended December 31, 2018, the company entered into consulting arrangements primarily for legal work and general business support that included the issuance of stock options to purchase 3,000,000 options to purchase common shares at $0.10 per share. 2,000,000 of these expired. The remaining 1,000,000 are fully vested as of September 30, 2020. The Black-Scholes options pricing model was used to value the stock options. The inputs included the following:

(1)	Dividend yield of 0%
(2)	expected annual volatility of 307% - 311%
(3)	discount rate of 2.2% to 2.3%
(4)	expected life of 2 years, and
(5)	estimated fair value of the Company’s common $0.125 to $0.155 per share.

93,120 options expired in 2019. Expense recorded in the six months ended September 30, 2020 and 2019 was $0 and $113,488 related to stock options. No further expense will be incurred to the consolidated statement of operations for the existing stock options.

Warrants

As of September 30, 2020, there were 3,333,333 warrants outstanding that expire in five years or in the year ended December 31, 2024. As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 3,333,333 warrants to purchase 3,333,333 common shares of the Company at 70% of the current market price. Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice. However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

The warrants issued were considered derivative liabilities valued at $41,191 of the total $6,582,252, derivative liabilities as of September 30, 2020. See Note 6.

Common Stock Reservations

The Company has reserved 1,000,000 shares of Common Stock of the Company for the purpose of raising funds to be used to pay off debt described in Note 5.

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employee and consultants as consideration for services rendered and that will be rendered to the Company.

There are Transfer Agent common stock reservations that have been approved by the Company relative to the outstanding derivative financial instruments, the outstanding Form S-1 Registration Statement and general treasury of 96,165,803.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts Payable and Accrued Expenses
Accounts payable:	2020	2019
Related parties (1)	$1,207,092	$1,141,213
General operating	4,156,498	3,342,952
Accrued interest on debt (2)	1,167,156	793,470
Credit card balances	177,714	183,279
Accrued payroll and other expenses	260,819	207,108
Taxes and fees payable	641,012	633,357
Unfavorable lease liability	151,419	242,256
Total	$7,761,710	$6,543,635

(1)
Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.
(2)
Portion relating to related parties is $615,141 and $481,942 for September 30, 2020 and December 31, 2019, respectively

Operating lease obligations

We have various non-cancelable lease agreements for certain of our tower locations with original lease periods expiring between 2020 and 2044. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Certain of the arrangements contain escalating rent payment provisions. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our estimated incremental borrowing rate as the discount rate. Our weighted average discount rate is 10.0% and the weighted average lease term of 6 years. Our Michigan main office lease and an equipment lease described below and leases with an initial term of twelve months have not been recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of September 30, 2020, operating lease right-of-use assets and liabilities arising from operating leases were $4,531,784 and $4,726,609, respectively. During the nine months ended September 30, 2020, cash paid for amounts included for the measurement of lease liabilities was $2,109,462 and the Company recorded lease expense in the amount of $2,109,462 in costs of goods sold.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of September 30, 2020.

2020	$582,089
2021	1,949,477
2022	1,329,255
2023	815,977
2024	569,213
Thereafter	344,754
Total operating lease liabilities	$5,590,765
Amount representing interest	$(864,156)
Total net present value	$4,726,609

Office lease used by CEO

The Company entered into a lease of 12 months or less for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The company has paid $22,500 and $23,641 in rent and utility payments for this space for the nine months ended September 30, 2020 and 2019, respectively.

Financing lease obligations

Future minimum lease payments are as follows:

Obligation	2020	2021	In Default	Total
Telecom Equipment Finance (1)	$449,103	—	449,103	$449,103
XRoads Equipment Agreement (2)	18,790	84,559	—	103,349
	467,893	84,559	449,103	552,452

(1)
The Telecom Equipment Lease is with an entity owned and controlled by shareholders of the Company and was due August 31, 2020, as amended.
(2)
The Xroads Equipment Agreement is with a third party that allows the Company to pay $11,288 per month starting on November 16, 2020 for eleven months with a $1 value acquisition price at the termination of the lease.

Other Commitments and Contingencies

The Company has employment agreements with certain employees of SDM and K Telecom and Aire Fitness. The agreements are such that SDM and K Telecom, on a standalone basis in each case, must provide sufficient cash flow to financially support the financial obligations within the employment agreements.

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

Although we have not been served, we are aware that the Company has been named in a lawsuit by EMA for failing to comply with a Securities Purchase Agreement entered into in June 2019. More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months. EMA has claimed in excess of $7,614,967 in relief. The Company is beginning to review the lawsuit but does not believe at this time that any negative outcome would result in more than the $593,120 it has recorded on its balance sheet as of September 30, 2020.

As of September 30, 2020, the company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of amounts owed. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of September 30, 2020 and December 31, 2019 and does not believe the outcome of the dispute will have a material effect on the financial position of the Company.

On May 6, 2020, the Company entered into an agreement to employ Ms. Bing Caudle as Vice President of Product Development of the Media One Live platform for an annual salary of $250,000 for five years, including customary employee benefits. The payment is guaranteed for five years whether or not Ms. Caudle is dismissed with cause.

NOTE 9 – RELATED PARTY ACTIVITY

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $1,207,092 and $1,141,213, respectively, as of September 30, 2020 and December 31, 2019 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 8.

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

Debt Financing and Amounts Payable/Receivable

As of September 30, 2020, there are amounts due to management/shareholders of $175,222 included in financing arrangements, of which $101,645 is payable from the Company to Stephen J. Thomas III, CEO of the Company. See Note 5. In addition, as of September 30, 2020 and December 31, 2019, amounts receivable from Mark Rowen, CEO of Blue Collar were $54,977 and $0, respectively, consisting of a net balance in advances and reimbursable expenses.

Revenue Transactions

Blue Collar provided production services to an entity controlled by the Blue Collar CEO (355 LA, LLC or “355”) for which it recorded revenues of $398,677 and $0, respectively, for the nine months ended September 30, 2020 and 2019. 355 was formed in October 2019 by the CEO of Blue Collar for the purpose of production of certain additional footage for a 355 customer. 355 has opportunity to engage with other production relationships outside of using Blue Collar. Accounts receivable from 355 as of September 30, 2020 and December 31, 2019 is $0 and $0, respectively.

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

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are comprised of the following:

  September 30, 2020

	Gross carrying amount (1)	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$938,000	$(182,124)	$755,876	3-10
Developed Technology	4,595,600	(1,489,319)	3,106,281	9
Film Library	957,000	(159,050)	797,950	11
Trademarks and Tradenames	132,000	(23,829)	108,171	12
Favorable leases	95,000	(42,400)	52,600	3
Other	7,120	—	7,120	10
	6,724,720	(1,896,722)	4,827,998

Goodwill	$1,640,099	$—	$1,640,099

Amortization expense was $548,205 and $643,942 for the nine months ended September 30, 2020 and 2019, respectively.

 December 31, 2019

	Gross carrying amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$1,197,200	$(364,383)	$832,817	3-10
Developed Technology	4,595,600	(1,106,351)	3,489,249	9
Film Library	957,000	(104,900)	852,100	11
Trademarks and Tradenames	132,000	(15,123)	116,877	12
Favorable leases	95,000	(16,960)	78,040	3
	6,976,800	(2,707,717)	5,369,083

Goodwill	$1,050,366	$—	$1,050,366

Remaining amortization of the intangible assets is as following for the next five years and beyond:

2020
2020	$188,969
2021	798,524
2022	791,404
2023	788,036
2024	771,052
Thereafter	1,490,013
$4,827,998

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

The following table presents summary information by segment for the nine months ended September 30, 2020 and 2019 respectively:

2020
	TPT SpeedConnect	Blue Collar	Corporate and other	Total
Revenue	$7,683,928	$877,607	$57,819	$8,619,354
Cost of revenue	$4,876,775	$418,968	$267,357	$5,563,100
Net income (loss)	$880,554	$(174,388)	$(5,597,196)	$(4,881,030)
Depreciation and amortization	$390,422	$83,502	$855,331	$1,329,255
Derivative expense	$—	$—	$176,790	$176,790
Interest expense	$135,500	$28,172	$918,587	$1,082,259

2019
	TPT SpeedConnect	Blue Collar	Corporate and other	Total
Revenue	$4,762,827	$888,191	$556,413	$6,207,431
Cost of revenue	$3,003,849	$567,897	$353,267	$3,925,013
Net loss	$926,279	$(251,079)	$(9,213,560)	$(8,538,360)
Depreciation and amortization	$147,056	$15,422	$849,826	$1,012,304
Derivative expense	$—	$—	$3,572,107	$3,572,107
Interest expense	$—	$85,647	$2,479,757	$2,565,404

NOTE 12 – SUBSEQUENT EVENTS

Transcell Biologics

On November 8, 2020, the Company’s subsidiary TPT MedTech entered into a letter of intent investment agreement with Transcell Biologics and Transcell Oncologics whereby TPT MedTech would invest $3,000,000 at closing. Closing is anticipated to be after sufficient capital is raised, customary due diligence is complete and agreement by all parties as to the valuation and stake for which the investment would represent. The Company believes that Transcell Biologics and Transcell Oncologics have significant synergies with TPT MedTech’s current and anticipated activities.

Subsequent to September 30, 2020, the Company signed consulting agreements related to their activities with TPT MedTech with two third parties on October 2, 2020 for which we agreed to issue 300,000 shares of restricted common stock. In addition, the Company issued 14,667 of subscribed shares.

Subsequent to September 30, 2022, the Company issued restricted common shares under its agreements with its outside directors for which is issued 6,000,000 shares. In addition, 1,000,000 shares were issued to a consultant as a bonus for IR consulting services performed.

On November 17, 2020, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (“2020 NewCo Factoring Agreement”). The balance to be purchased and sold is $326,400 for which the Company received $232,800, net of fees. Under the 2020 NewCo Factoring Agreement, the Company is to pay $11,658 per week for 28 weeks at an effective interest rate of approximately 36% annually. The 2020 NewCO Factoring Agreement includes a guaranty by the CEO of the Company, Stephen J. Thomas III.

Subsequent to September 30, 2022, we entered into a Settlement Agreement to settle outstanding legal fees in the amount of $74,397 for TPT common shares. The number of shares to be issued in consideration is to be computed at the five day average trading price as specified under Rule 474 under the Securities Act of 1933 for the 5 days preceding the date of the request for acceleration of the effective date of this registration of our common shares to be issued. This $74,397 may also be fully settled in cash at any time prior to the issuance of the shares of stock of the Company.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2020, we had an accumulated deficit totaling $37,692,263. This raises substantial doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

During the three months ended September 30, 2020, we recognized total revenues of $2,786,610 compared to the prior period of $3,617,500. The decrease is largely attributable to the decrease in internet customers from attrition.

Gross profit for the three months ended September 30, 2020 was $961,187 compared to $1,442,803 for the prior period. The decrease of $481,616 is largely attributable to the decrease in internet customer from attrition.

During the three months ended September 30, 2020, we recognized $2,321,300 in operating expenses compared to $1,707,528 for the prior period. The increase of $613,772 was in large part attributable to increased payroll and professional fees from its TPT MedTech activities.

Derivative gain of $223,229 and $4,533,794 results from the accounting for derivative financial instruments during the three months ended September 30, 2020 and 2019.

Interest expense decreased for the three months ended September 30, 2020 compared to the prior period by $1,039,808. The decrease is largely from the derivative debt being in default of the increased penalty amounts that were accounted for in the prior period versus this period.

During the three months ended September 30, 2020, we recognized a net loss of $1,385,042 compared to net income of $2,986,798 for the prior period. The difference of $4,371,840 was primarily a result of the accounting resulting from the valuation of debt classified as derivative financial instruments.

For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

During the nine months ended September 30, 2020, we recognized total revenues of $8,619,354 compared to the prior period of $6,207,431. The increase is attributed to the acquisition of the assets of SpeedConnect on May 7, 2019.

Gross profit for the nine months ended September 30, 2020 was $3,056,254 compared to $2,282,418 for the prior period. The increase of $773,836 is largely attributable to the acquisition of the assets of SpeedConnect.

During the nine months ended September 30, 2020, we recognized $7,154,716 in operating expenses compared to $4,688,962 for the prior period. The increase of $2,465,754 was in large part attributable to the acquisition of the assets of SpeedConnect and $1,000,000 of research and development expense.

Derivative expense of $176,790 and $3,572,107 results from the accounting for derivative financial instruments during the nine months ended September 30, 2020 and 2019.

Interest expense decreased for the nine months ended September 30, 2020 compared to the prior period by $1,483,145. The decrease is largely from the derivative debt being in default of the increased penalty amounts that were accounted for in the prior period versus this period.

During the nine months ended September 30, 2020, we recognized a net loss of $4,881,030 compared to a loss of $8,538,360 for the prior period. The difference of $3,657,330 was primarily a result of the accounting resulting from the valuation of debt classified as derivative financial instruments.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operating activities were not enough to support all working capital requirements for the nine months ended September 30, 2020 and 2019. We incurred $4,881,030 and $8,538,360, respectively, in losses, and we used $216,685 and $1,032,989, respectively, in cash for operations for the nine months September 30, 2020 and 2019. Cash flows from financing activities were $724,356 and $2,027,422 for the same periods. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

●
We have allowed our employees to work from home and are using contract service providers where appropriate. Blue Collar continues to be mostly shut down but has implemented health and safety policies for employees, contractors and customers to the limited work that is being done.

●
How are the changes impacting or reasonably likely to impact your financial condition and short- and long-term liquidity?

●
The changes have impaired our Blue Collar operations significantly.

●
How is your overall liquidity position and outlook evolving?

●
We have raised limited funds to help our liquidity position but hope our outlook is bright primarily through a pending private placement and current discussions with other funding opportunities.

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

●
We anticipate forgiveness of our PPP loans but have disclosed them as loans through September 30, 2020.

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

●
Yes. There was concern about our ability to continue as a going concern prior to COVID 19, however the continuation of COVID-19 prohibits Blue Collar from operating and generating revenues at full capacity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we have not been served, we are aware that the Company has been named in a lawsuit by EMA for failing to comply with a Securities Purchase Agreement entered into in June 2019.  More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months.  EMA has claimed in excess of $7,614,967 in relief.  The Company is beginning to review the lawsuit but does not believe at this time that any negative outcome would result in more than the $593,120 it has recorded on its balance sheet as of September 30, 2020.

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

2020 Conversions
	Date	Principal	Accrued Interest	Share Amounts	Price Per Share
Auctus	4/6/2020	$3,536	$3,536	27,936,930	$0.0003
	4/9/2020	$1,006	$6,066	27,936,930	$0.0003
	4/15/20	$5,574	$3,536	30,725,000	$0.0003
	4/21/20	$5,197	$2,257	29,298,332	$0.0003
Odyssey	6/3/20	$5,650	$676	4,340,405	$0.0015

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

TPT GLOBAL TECH, INC.
(Registrant)

Dated: November 23, 2020	By:	/s/ Stephen J. Thomas, III
Stephen J. Thomas, III
(Chief Executive Officer, Principal Executive Officer)

Dated: November 23, 2020	By:	/s/ Gary L. Cook
Gary L. Cook
(Chief Financial Officer, Principal Accounting Officer)