Form 10-K
period 2020-12-31
TPT GLOBAL TECH, INC.
filed 2021-04-15
CIK 1661039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at June 30, 2020, computed by reference to the price at which the common equity was last sold ($0.0290), as of the last business day of the registrant’s most recently completed second quarter (June 30, 2020), was $23,336,618.

As of March 31, 2021, there were approximately 873,064,371 common shares, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None.

PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

●	risks related to our operations; and

●	other risks and uncertainties related to our business plan and business strategy.

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

DESCRIPTION OF BUSINESS

We are based in San Diego, California, and operate as a technology-based company with divisions providing telecommunications, medical technology and product distribution, media content for domestic and international syndication as well as technology solutions. We operate as a Media Content Hub for Domestic and International syndication, Technology/Telecommunications company using our own proprietary Global Digital Media TV and Telecommunications infrastructure platform and also provide technology solutions to businesses domestically and worldwide. We offer Software as a Service (SaaS), Technology Platform as a Service (PAAS), Cloud-based Unified Communication as a Service (UCaaS) and carrier-grade performance and support for businesses over our private IP MPLS fiber and wireless network in the United States. Our cloud-based UCaaS services allow businesses of any size to enjoy all the latest voice, data, media and collaboration features in today's global technology markets. We also operate as a Master Distributor for Nationwide Mobile Virtual Network Operators (MVNO) and Independent Sales Organization (ISO) as a Master Distributor for Pre-Paid Cellphone services, Mobile phones, Cellphone Accessories and Global Roaming Cellphones.

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

As an emerging growth company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable to generally reporting companies. These provisions include:

-
A requirement to have only two years of audited financial statement and only two years of related Management Discussion and Analysis Disclosures;

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.  We are choosing to irrevocably opt into the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.

HISTORY

We were originally incorporated in 1988 in the state of Florida. TPT Global, Inc., a Nevada corporation formed in June 2014, merged with Ally Pharma US, Inc., a Florida corporation, (“Ally Pharma,” formerly known as Gold Royalty Corporation) in a “reverse merger” wherein Ally Pharma issued 110,000,000 shares of Common Stock, or 80% ownership, to the owners of TPT Global, Inc. and Ally Pharma changed its name to TPT Global Tech, Inc. In 2014, we acquired all the assets of K Telecom and Wireless LLC (“K Telecom”) and Global Telecom International, LLC (“Global Telecom”). Effective January 31, 2015, we completed our acquisition of 100% of the outstanding stock of Copperhead Digital Holdings, Inc. (“Copperhead Digital”) and Subsidiaries, TruCom, LLC (“TruCom”), Nevada Utilities, Inc. (“Nevada Utilities”) and CityNet Arizona, LLC (“CityNet”). In October 2015, we acquired the assets of both Port2Port, Inc. (“Port2Port”) and Digithrive, Inc. (“Digithrive”). Effective September 30, 2016, we acquired 100% ownership in San Diego Media, Inc. (“SDM”). In December 2016, we acquired the Lion Phone technology. In October and November 2017, we entered into agreements to acquire Blue Collar, Inc. (“Blue Collar”), and certain assets of Matrixsites, Inc. (“Matrixsites”) which we have completed. On May 7, 2019 we completed the acquisition of a majority of the assets of SpeedConnect, LLC, which assets were conveyed into our wholly owned subsidiary TPT SpeedConnect, LLC (“TPT SC” or “TPT SpeedConnect”) which was formed on April 16, 2019. On January 8, 2020 we formed TPT Federal, LLC (“TPT Federal”), on March 7, 2020 we acquired 75% interest in Bridge Internet, LLC, which was later terminated on December 23, 2020 (“Bridge Internet” or “BIC”). On March 30, 2020, we formed TPT MedTech, LLC (“TPT MedTech”) and on June 6, 2020, we formed InnovaQor, Inc (“InnovaQor”). In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC where the Company owns 80% (as agreed per the operating agreement) of all outside equity investments. Effective August 1, 2020 we closed on the acquisition of 75% of The Fitness Container, LLC (“Air Fitness”). In July 2020, we invested in a Hong Kong company called TPT Global Tech Asia Limited of which we own 78%., and during 2020, InnovaQor did a reverse merger with Southern Plains of which there ended up being a non-controlling interest of 6% as of December 31, 2020. The name of InnovaQor remained for the merged entities but was changed to TPT Strategic, Inc. on March 21, 2021.

In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC where the Company owns 80% (as agreed per the operating agreement) of all outside equity investments. Effective August 1, 2020, we closed on the acquisition of 75% of The Fitness Container, LLC (“Aire Fitness”). In July 2020, we invested in a Hong Kong company called TPT Global Tech Asia Limited of which we own 78%.

We are based in San Diego, California, and operate as a technology-based company with divisions providing telecommunications, medical technology and product distribution, media content for domestic and international syndication as well as technology solutions. We operate as a Media Content Hub for Domestic and International syndication, Technology/Telecommunications company using our own proprietary Global Digital Media TV and Telecommunications infrastructure platform and also provide technology solutions to businesses domestically and worldwide. We offer Software as a Service (SaaS), Technology Platform as a Service (PAAS), Cloud-based Unified Communication as a Service (UCaaS) and carrier-grade performance and support for businesses over our private IP MPLS fiber and wireless network in the United States. Our cloud-based UCaaS services allow businesses of any size to enjoy all the latest voice, data, media and collaboration features in today's global technology markets. We also operate as a Master Distributor for Nationwide Mobile Virtual Network Operators (MVNO) and Independent Sales Organization (ISO) as a Master Distributor for Pre-Paid Cellphone services, Mobile phones, Cellphone Accessories and Global Roaming Cellphones.

We anticipate needing an estimated $38,000,000 in capital to continue our business operations and expansion. We do not have committed sources for these additional funds and will need to be obtained through debt or equity placements or a combination of those. As part of this $38,000,000, we will use approximately $7,000,000 in debt restructuring, approximately $14,000,000 in equipment purchases and approximately $11,000,000 for working capital. We are in negotiations for certain sources to provide funding but at this time do not have a committed source of these funds.

Our executive offices are located at 501 West Broadway, Suite 800, San Diego, CA 92101 and the telephone number is (619) 400-4996. We maintain a website at www.tptglobaltech.com, and such website is not incorporated into or a part of this filing.

CORPORATE STRUCTURE

Our corporate structure is as follows:

CURRENT BUSINESS

Company Overview

Through key acquisitions in 2015, we launched wholesale and retail operations in the United States and Internationally. These first acquisitions with their customer bases, Distribution Channels and Technology are the base for our organic growth strategy opportunities to cross pollinate or sell our planned New Generation, New Media Technology products and services, Domestically and Internationally.

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

To date we have generated revenues primarily through operating as a Competitive Local Exchange Carrier (“CLEC”) in Arizona and starting in 2019, as an Internet Service Provider. Our primary revenues in 2020 and 2019 are primarily from telecommunications services and products including internet sales, and from film production.

Our operating divisions historically have been those that sell telecommunications services and those that sale telecommunications products, including internet sales starting in 2019. Cloud based services assets were acquired in 2016 and are intended to be more of a contributing factor to revenues in 2020 and forward. During 2020, we initiated our medical services division which we anticipate to also play a larger contributing factor to overall revenues in coming years from not only medical testing services but the use of our cloud based technologies.

Our Key Divisions:

TPT SpeedConnect: ISP and Telecom

The Company completed the acquisition of substantially all of the assets of SpeedConnect LLC (“SpeedConnect”) for $1.75 million, including the assumption of all contracts and liabilities pertinent to operations and conveyed them into a wholly-owned subsidiary TPT SpeedConnect. SpeedConnect was founded in 2002 and operates as a national, predominantly rural, wireless telecommunications residential and commercial Internet Service Provider (ISP). TPT SpeedConnect’s primary business model is subscription based, monthly reoccurring revenues, from wireless delivered, high-speed Internet connections utilizing its company built and owned national network. SpeedConnect also resells third-party satellite Internet, DSL Internet, IP telephony and DISH TV products. This Acquisition closed on May 7, 2019.

SpeedConnect was a privately-held Broadband Wireless Access (BWA) provider. Today, TPT SpeedConnect is one of the nation’s largest rural wireless broadband Internet providers which serves approximately 12,000 residential and commercial wireless broadband Internet customers, in Arizona, Idaho, Illinois, Iowa, Michigan, Montana, Nebraska, South Dakota and Texas.

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

Today’s urban ISP landscape is highly competitive and dominated by some of the world’s largest going concerns. Names like Comcast, AT&T, Cox, Charter and DISH are household words. Home Internet service has become synonymous with Cable. However, this is limited to the high-density top 100 markets. Beyond that the competition becomes more small licensed free wireless providers and satellite. Wire-line providers, unless backed with government subsidies, do not build beyond 15 homes per street mile. SpeedConnect services both rural and non-rural areas, and historically has done well in both marketplaces, however the margins are improved in the more rural areas due to reduced voluntary and involuntary customer attrition.

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

TPT MedTech, LLC – Medical Division

TPT MedTech believes it is strategically positioned to take advantage of the current trend in Point of Care Testing (“POCT”) by aligning itself with the exponential growth of smart devices equipped with mobile healthcare (mH), which may revolutionize personalized healthcare monitoring and management, thereby paving the way for next-generation POCT.

The rapid turnaround times, improved decision times, and time-critical decision-making of TPT MedTech QuikLAB can result in total savings between 8-20% of laboratory costs for facilities that implement POC testing. The savings realized due to the decreased cost of waiting for results can be as much as $260 USD per patient. For those that use and implement POC testing, waiting can improve by as much as 46 minutes per patient real-time scenarios—and days in standard laboratory settings. Management believes TPT MedTech QuikLAB is uniquely positioned to serve this growing market.

SANIQuik is a decontamination and sanitizing unit that TPT MedTech intends to co-market with the QuikLAB mobile laboratory as an integrated solution to certain issues arising from the COVID-19 pandemic. SANIQuik uses hypochlorous acid as a spray mist. This chemical has been safely used on many food products for decades. Hypochlorous acid does not cause irritation to eyes and skin. Even if it were ingested it causes no harm. Because it is so safe, it is the ideal sanitizer for direct food sanitation and food contact surfaces. It is also ideal in healthcare where it is used for wound cleansing, eye drops, and patient room disinfection replacing toxic chemicals such as bleach and quaternary ammonium salts. Hypochlorous acid is FDA, USDA, and EPA approved to minimize microbial food safety hazards of fresh-cut fruits and vegetables. (See https://www.hypochlorousacid.com/about.)

TPT MedTech believes the SANIQuik external sanitation is safe, effective and flexible for its utilization with options for users. TPT MedTech intends to provide optional masks to users as they approach the SANIQuik. The mask provides a cover around inhalation of the mist. External sanitation is safe and effective, providing an additional routine to hand washing and facial coverings.

TPT MedTech has developed a business model which markets SANIQuik as a novel product within the Personal Protective Equipment (PPE) industry. This PPE distribution model is focused in the Federal procurement space (Veteran’s Administration, Department of Defense, Federal Emergency Management Agency, Centers for Disease Control, National Guard) as well as vendor to the top 20 National Hospital Group Purchasing Organizations (GPO).

TPT MedTech will be requesting Emergency Use Authorization (EUA) from the FDA for SANIQuik during the COVID-19 pandemic, which has been granted to other sanitizing units. SANIQuik already has the European CE mark. For attorney fees and consultants, we are estimating $50,000 for the EUA.

TPT MedTech developed its "QuikPASS™" Check and Verify passport system and Covid 19/vaccination monitoring platform for corporations, governmental organizations, schools, airlines, hospitals, sports venues & arenas, restaurants, hotels, and nightclubs. The all-in-one mobile system checks and verifies that an individual has been tested for Covid-19 or vaccinated, providing proof individuals are able to travel or gain access to venues with the idea that everyone inside that venue would be Covid free. The "QuikPASS" "Check and Verify" passport-style platform works with third-party testing labs and organizations that participate on the "QuikPASS" Network and will be offered FREE to US domestic and international business commerce and governmental organizations around the world.

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

TruCom, LLC– CLEC–Phoenix, Arizona

Our TruCom division, a subsidiary of Copperhead Digital Holdings, LLC, is a Facilities Based Competitive Local Exchange Carrier (CLEC) headquartered in Phoenix, AZ. Founded in 2006 (as Copperhead Digital Carrier) for the purpose of operating a state-of-the-art Fiber Optic Network constructed by and acquired from Adelphia Communications, TruCom operated its own carrier class Fiber Optic Network, state-of-the-art Wireless Point-to-Point network, and Patent Pending proprietary “Bulletproof”™ technology seamlessly integrating the two. Currently Trucom has no customers, however, with little but prioritized capital and time we believe it could be operating and generating revenue again for the Company.

TruCom offered Phone, Internet, Fiber Optic, Wireless, Hosted PBX, Wi-Fi, Wi-Max, Engineering, Cabling, Wiring and Cloud services. With a penchant for pushing the envelope, TruCom has pioneered innovative, hosted firewall and managed MPLS service technologies (SuperCore MPLS™) and was the Industry first to engineer patent-pending failover services utilizing our own fiber optic and wireless networks to guarantee business continuity and service uptime. Located in multiple Local Serving Offices and Points of Presence (POP’s) in the primary Data Centers in the market, TruCom’s extensive Fiber Optic Network runs through the heart of the most densely populated corridors of the Greater Phoenix Metro Area. Their Wireless Point to Point and Point to Multipoint Network is fed by the infinitely scalable capacity of the Fiber Optic Network and consists of more than 16 Major Access Points. This footprint not only provides coverage throughout the metro area, but also spans into outlying Cities, often providing the only carrier grade solution available in the region.

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

We are based in San Diego, California and operate as a technology-based company with divisions providing telecommunications, medical technology and product distribution, media content for domestic and international syndication as well as technology solutions. We operate as a Media Content Hub for Domestic and International syndication, Technology/Telecommunications company using on our own proprietary Global Digital Media TV and Telecommunications infrastructure platform and we also provide technology solutions to businesses worldwide. We offer Software as a Service (SaaS), Technology Platform as a Service (PAAS), Cloud-based Unified Communication as a Service (UCaaS) and carrier-grade performance and support for businesses over our private IP MPLS fiber and wireless network in the United States. Our cloud-based UCaaS services allow businesses of any size to enjoy all the latest voice, data, media and collaboration features in today's global technology markets. We also operate as a Master Distributor for Nationwide Mobile Virtual Network Operators (MVNO) and Independent Sales Organization (ISO) as a Master Distributor for Pre-Paid Cellphone services, Mobile phones, Cellphone Accessories and Global Roaming Cellphones.

Our technologies “Gathers Big Data” to predict our customers’ viewing and spending habits. We then deliver Products and Services to support that estimated demand and share advertising revenues with our Content, Digital Media and Linear Broadcast Partners worldwide.

Each of our four divisions contributes to the launch of our global Content delivery platform “ViewMe Live” and creates cross pollinating revenue opportunities and a closed Global E-commerce Eco environment which we believe will help us execute our short and long-term corporate objectives. Our Content Division which consists of Blue Collar Productions (our TV and Film content Production company) creates original content and in some cases third party content. Once Content has been produced we will then broadcast and delivered that content over our proprietary Mobile TV Platform on our proprietary Telecommunication Network infrastructure domestically and internationally.

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

All of the back technology or features for ViewMe Live have been developed and are currently supporting revenue generating activities within our medical division. We anticipate spending an additional $2,000,000 USD to complete all the front-end features which we believe, depending on a funding event, will be in the next six to eighteen months.

We have generated revenues in 2020 and 2019, primarily by selling telecommunications services, including operating as a Broadband Internet provider and film production. We had previously operated as a Facilities Based Telecommunications Competitive Local Exchange Carrier (“CLEC”) in Arizona. The company operated an approximate 58 miles Fiber optic ring throughout the greater Phoenix valley offering such services as Basic Residential Phone service, Basic Business phone service, POT’s lines, Basic Fiber Broadband Internet services, Wireless Internet Services, Toll Free 800 services, EFax, Erate, Dedicated T-1 Services, Auto Attendant, SIP Trunks, Mobile and Voip services. These services will continue, as capital permits, weighted heavily towards offering more Wireless Internet services and the Fiber Ring will be transformed into a Private Test facility to be offered for rent to businesses needing a private network to test new products for proof of concept purposes. Since the acquisition of the assets of SpeedConnect in 2019, we operate as a Broadband Wireless Access (BWA) provider and are considered one of the nation’s largest rural wireless broadband Internet providers serving approximately 12,000 residential and commercial wireless broadband Internet customers, in Arizona, Idaho, Illinois, Iowa, Michigan, Montana, Nebraska, South Dakota and Texas.

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

We are currently able to deliver a live Global TV Broadcast and Social Media Platform utilizing a Mobile App technology on our proprietary Content Delivery Network. We plan to expand our Cloud Unified Business Services (CUBS) technology-based business services unifying multiple services from the cloud including applications developed for our medical division.

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

Market Launch - Through our acquisition of View-me Live from Matrixsites, we have acquired the live backend broadcast Network technology for our Global Mobile TV and Social Media platform. These assets also, in large part, allowed us to develop technology and applications being used in our medical division. Subject to raising capital ($2,000,000) from our fund-raising activities we believe we can continue to market and enhance our medical division operations, as well as, complete within six to eighteen months the frontend development component to launch our “View-me Live” Mobile APP delivery platform.

Liquidity and Capital Resource Needs

We anticipate needing an estimated $38,000,000 in capital to continue our business operations and expansion. We do not have committed sources for these additional funds and will need to be obtained through debt or equity placements or a combination of those.

Estimate of Liquidity and Capital Resource Needs

Equipment purchase and manufacturing	$14,000,000
Product advancement	2,250,000
Acquisitions	500,000
Debt Restructuring	7,300,000
Working capital, including marketing	10,710,000
Brokerage commissions	3,040,000
Offering expenses	200,000
$38,000,000

Although the items set forth above indicate management’s present estimate of our liquidity and capital resource needs, we may have difference needs or utilize corporate liquidity and capital resources for other corporate purposes. Our actual use of liquidity and capital resources may vary from these estimates because of a number of factors, including whether we are successful in completing future acquisitions, whether we obtain additional funding, what other obligations have been incurred by us, the operating results of our initial acquisition activities, and whether we are able to operate profitably. If our need for liquidity and capital resources increases, we may seek additional funds through any financing opportunity available to us. There are no current commitments for any such financing opportunity, and there can be no assurance that these funds may be obtained in the future if the need arises.

RECENT ACQUISITIONS OF OPERATING DIVISIONS/SUBSIDIARIES

The Fitness Container, LLC Acquisition

On June 1, 2020, the Company signed an agreement for the acquisition of a majority interest in San Diego based manufacturing company, The Fitness Container, LLC dba “Aire Fitness” (www.airefitness.com), for 500,000 shares of common stock in TPTW, vesting and issuable after the common stock reaches at least a $1.00 per share closing price in trading, a $500,000 promissory note payable primarily out of future capital raising and a 10% of gross profit royalty from sales of drive through lab operations for the first year. Aire Fitness, in which TPTW will own 75%, will operate under TPTW‘s Medical division, TPT MedTech. Aire Fitness is a California LLC founded in 2014 focused on custom designing, manufacturing, and selling high-end turnkey outdoor fitness studios. Aire Fitness has contracted with YMCAs, Parks and Recreation departments, Universities and Country Clubs which are currently using its mobile gyms.  Aire Fitness’ existing and future clients will be able to take advantage of TPTW’s upcoming Broadband, TV and Social Media platform to offer virtual classes utilizing the company’s mobile gyms. The agreement included an employment agreement for Mario Garcia, former principal owner, which annual employment is to be at $120,000 plus customary employee benefits. This agreement was closed August 1, 2020.

InnovaQor Merger with Southern Plains

On August 1, 2020, InnovaQor, a wholly-owned subsidiary of the Company, entered into a Merger Agreement with the publicly traded company Southern Plains Oil Corp. (OTC PINK: SPLN prior to Merger Agreement). The SPLN Merger moves the Company’s subsidiary InnovaQor one step closer to completing a recently executed Asset Purchase Agreement with Rennova Health, Inc. The Merger also positions InnovaQor to trade on the OTC Market, which InnovaQor is now traded under INOQ. The Company was to receive 6,000,000 common shares as part of the Merger Agreement out of a total of 6,400,667 common shares outstanding.

During August, InnovaQor authorized a Series A Super Majority Preferred Stock valued at $350,000 by management and issued to a third party in exchange for legal services. Effective September 30, 2020, the Series A Super Majority Preferred Stock was exchanged with TPT for a note payable of $350,000 payable in cash or common stock (see Note 5(2)). As such, as of September 30, 2020, the Company, for accounting purposes, took control of the merged InnovaQor and reflected in it’s consolidated balance the consolidated balance sheet of InnovaQor which assets and liabilities were di minimus. A License Agreement that was originally signed between the Company and InnovaQor for software development was rescinded March 30, 2021.

Rennova Acquisition Agreement

Effective December 31, 2020, the Company completed its acquisition agreement (“Rennova Acquisition Agreement”) with Rennova Health, Inc. (“Rennova”), an owner and operator of rural hospitals in Tennessee, and InnovaQor, to merge Rennova’s software and genetic testing interpretation divisions, Health Technology Solutions, Inc. (HTS) and Advanced Molecular Services Group, Inc., (AMSG) and their subsidiaries into InnovaQor. After closing, these entities were to operate as wholly owned subsidiaries of InnovaQor which then would have been controlled by Rennova. Closing was subject to a number of customary conditions for a transaction of this nature and was intended to happen on or before January 31, 2020.

InnovaQor had previously completed a license agreement giving it certain rights to assets and technology from the Company’s proprietary live streaming communication technology. As part of the license agreement InnovaQor and TPT had agreed on a development project to create a next generation telehealth type platform. It was intended to combine the TPT and Rennova assets and technology into a smart phone and computer accessible healthcare platform to facilitate a patient’s immediate access to healthcare and their local hospital or doctor’s office, for initial consultation, scheduling of appointments and follow on care and other added value services that may be one off or recurring.

Rennova had agreed to complete the necessary steps and SEC filings with the intent to facilitate TPT shareholders receiving approximately 2,500,000 shares in InnovaQor, and Rennova’s shareholders receiving approximately $5M of Preference shares which were be converted to common shares. As described in the Rennova Acquisition Agreement, TPT, or its assigns, was to retain direct ownership of a further 3,500,000 shares and Rennova and retain ownership of an additional $17.5M of preference shares with certain conversion rights and restrictions, making it the contolling entity of InnovaQor.

Rennova terminated the Rennova Acquisition Agreement effective March 5, 2021, and the Company agreed to this termination with both parties not able to come to agreement of final terms.

EPIC Reference Labs, Inc. Acquisition

On August 6, 2020, TPT MedTech signed a binding letter of intent with Rennova to acquire EPIC Reference Labs, Inc. (“EPIC”), wholly owned subsidiary of Rennova, for $750,000, comprised of a deposit of $25,000 within five days of signing and the remainder due either from 20% of net proceeds received from fund raising that the Company had initiated and as evidenced by SEC Filings or a minimum payment of $25,000 per month until paid in full. The first $25,000 payment was made and was accounted for as a deposit in the consolidated balance sheet. All defined laboratory equipment and a $100,000 lease deposit were to be excluded from the sales price. All liabilities incurred up to signing were to be discharged. Receivables existing at signing were to be 100% ownership of Rennova. There were no other significant assets. This acquisition would allow TPT MedTech to own a license to operate medical testing facilities.

TPT MedTech and Rennova subsequently agreed that the acquisition would be of an asset acquisition of substantially all of the assets of EPIC instead of acquiring the stock of EPIC, but that all other terms were to be consistent with the binding letter of intent. Until the change of ownership of the assets was complete, Rennova started operating the laboratory under a management agreement dated August 6, 2020 between TPT MedTech, LLC and Rennova. There are approximately $19,000 of expenses in our consolidated statement of operations under the management agreement.

Subsequently, TPT MedTech decided that it would not acquire the assets of EPIC and terminated its relationship with EPIC. The $25,000 deposit was then expensed to the statement of operations for the year ended December 31, 2020.

Bridge Internet, LLC Acquisition

On March 6, 2020, the Company executed an Acquisition and Purchase Agreement (“Agreement”) dated March 6, 2020 with Bridge Internet, LLC (“Bridge Internet”), a Delaware Limited Liability Company. On December 23, 2020, the Company and prior owner agreed to terminate the agreement.

The Agreement stated that the Company had acquired 75% of Bridge Internet for 8,000,000 shares of common stock of TPT Global Tech, Inc., 4,000,000 common shares issued to Sydney “Trip” Camper immediately and 4,000,000 common shares would vest equally over two years. As sufficient funding was raised by the Company, defined as approximately $3,000,000, marketing funds of up to $200,000 per quarter for the next year were to be provided. Sydney “Trip” Camper, would retain the remaining 25% of Bridge Internet and stay on as the CEO. This Agreement was terminated as if there were no agreement. Any monies paid as contractor payments by the Company are to be maintained and the Company is to have no liabilities related to Bridge Internet of any sort.

QuikLAB Mobile Laboratories

In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC. It is the intent to use these entities as vehicles into which third parties would invest and participate in owning QuikLAB Mobile Laboratories. As of December 31, 2020, Quiklab 1 LLC, QuikLAB 2, LLC and QuikLAB 3, LLC have received an investment of $460,000, of which Stephen Thomas and Rick Eberhardt, CEO and EVP of the Company, have invested $100,000 in QuikLAB 2, LLC. The third party investors and Mr. Thomas and Mr. Eberhart, will benefit from owning 20% of QuikLAB Mobile Laboratories specific to their investments.

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

Described in greater detail previously are our key products and services are as follows.

TPT SpeedConnect: ISP and Telecom

The Company completed the acquisition of substantially all of the assets of SpeedConnect LLC (“SpeedConnect”) for $1.75 million, including the assumption of all contracts and liabilities pertinent to operations and conveyed them into a wholly-owned subsidiary TPT SpeedConnect. SpeedConnect was founded in 2002 and operates as a national, predominantly rural, wireless telecommunications residential and commercial Internet Service Provider (ISP). TPT SpeedConnect’s primary business model is subscription based, monthly reoccurring revenues, from wireless delivered, high-speed Internet connections utilizing its company built and owned national network. SpeedConnect also resells third-party satellite Internet, DSL Internet, IP telephony and DISH TV products. This Acquisition closed on May 7, 2019.

SpeedConnect was a privately-held Broadband Wireless Access (BWA) provider. Today, TPT SpeedConnect is one of the nation’s largest rural wireless broadband Internet providers which serves approximately 12,000 residential and commercial wireless broadband Internet customers, in Arizona, Idaho, Illinois, Iowa, Michigan, Montana, Nebraska, South Dakota and Texas.

SpeedConnect is a full-service ISP. The company’s back office is run by company employees, and includes, network management, network monitoring and maintenance, significant allocations of registered address in public IP4 and IP6 space, employee based customer service, installation services, automated resources and application based scheduling and tracking, paper, ACH, credit card, and email billing, warehousing, fulfillment, integrated customer premise provisioning, walled garden collections and customer self-restarts, bandwidth usage tracking, integrated, secure, and deep financial and operations dash board reporting, collections, accounting, payables, owned and licensed backhaul, intelligent bandwidth management, consumption rated billing, customer payment portals, and all wrapped in a mature, first hit on all search engines, Internet Brand. The company today services residential and commercial Internet customers over its 220-cellular tower foot-print across 10 Midwestern States.

Today’s urban ISP landscape is highly competitive and dominated by some of the world’s largest going concerns. Names like Comcast, AT&T, Cox, Charter and DISH are household words. Home Internet service has become synonymous with Cable. However, this is limited to the high-density top 100 markets. Beyond that the competition becomes more small licensed free wireless providers and satellite. Wire-line providers, unless backed with government subsidies, do not build beyond 15 homes per street mile. SpeedConnect services both rural and non-rural areas, and historically has done well in both marketplaces, however the margins are improved in the more rural areas due to reduced voluntary and involuntary customer attrition.

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

TPT MedTech, LLC – Medical Division

TPT MedTech believes it is strategically positioned to take advantage of the current trend in Point of Care Testing (“POCT”) by aligning itself with the exponential growth of smart devices equipped with mobile healthcare (mH), which may revolutionize personalized healthcare monitoring and management, thereby paving the way for next-generation POCT.

The rapid turnaround times, improved decision times, and time-critical decision-making of TPT MedTech QuikLAB can result in total savings between 8-20% of laboratory costs for facilities that implement POC testing. The savings realized due to the decreased cost of waiting for results can be as much as $260 USD per patient. For those that use and implement POC testing, waiting can improve by as much as 46 minutes per patient real-time scenarios—and days in standard laboratory settings. Management believes TPT MedTech QuikLAB is uniquely positioned to serve this growing market.

SANIQuik is a decontamination and sanitizing unit that TPT MedTech intends to co-market with the QuikLAB mobile laboratory as an integrated solution to certain issues arising from the COVID-19 pandemic. SANIQuik uses hypochlorous acid as a spray mist. This chemical has been safely used on many food products for decades. Hypochlorous acid does not cause irritation to eyes and skin. Even if it were ingested it causes no harm. Because it is so safe, it is the ideal sanitizer for direct food sanitation and food contact surfaces. It is also ideal in healthcare where it is used for wound cleansing, eye drops, and patient room disinfection replacing toxic chemicals such as bleach and quaternary ammonium salts. Hypochlorous acid is FDA, USDA, and EPA approved to minimize microbial food safety hazards of fresh-cut fruits and vegetables. (See https://www.hypochlorousacid.com/about.)

TPT MedTech believes the SANIQuik external sanitation is safe, effective and flexible for its utilization with options for users. TPT MedTech intends to provide optional masks to users as they approach the SANIQuik. The mask provides a cover around inhalation of the mist. External sanitation is safe and effective, providing an additional routine to hand washing and facial coverings.

TPT MedTech has developed a business model which markets SANIQuik as a novel product within the Personal Protective Equipment (PPE) industry. This PPE distribution model is focused in the Federal procurement space (Veteran’s Administration, Department of Defense, Federal Emergency Management Agency, Centers for Disease Control, National Guard) as well as vendor to the top 20 National Hospital Group Purchasing Organizations (GPO).

TPT MedTech will be requesting Emergency Use Authorization (EUA) from the FDA for SANIQuik during the COVID-19 pandemic, which has been granted to other sanitizing units. SANIQuik already has the European CE mark. For attorney fees and consultants, we are estimating $50,000 for the EUA.

TPT MedTech developed its "QuikPASS™" Check and Verify passport system and Covid 19/vaccination monitoring platform for corporations, governmental organizations, schools, airlines, hospitals, sports venues & arenas, restaurants, hotels, and nightclubs. The all-in-one mobile system checks and verifies that an individual has been tested for Covid-19 or vaccinated, providing proof individuals are able to travel or gain access to venues with the idea that everyone inside that venue would be Covid free. The "QuikPASS" "Check and Verify" passport-style platform works with third-party testing labs and organizations that participate on the "QuikPASS" Network and will be offered FREE to US domestic and international business commerce and governmental organizations around the world.

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

TruCom, LLC– CLEC–Phoenix, Arizona

Our TruCom division, a subsidiary of Copperhead Digital Holdings, LLC, is a Facilities Based Competitive Local Exchange Carrier (CLEC) headquartered in Phoenix, AZ. Founded in 2006 (as Copperhead Digital Carrier) for the purpose of operating a state-of-the-art Fiber Optic Network constructed by and acquired from Adelphia Communications, TruCom operated its own carrier class Fiber Optic Network, state-of-the-art Wireless Point-to-Point network, and Patent Pending proprietary “Bulletproof”™ technology seamlessly integrating the two. Currently Trucom has no customers, however, with little but prioritized capital and time we believe it could be operating and generating revenue again for the Company.

TruCom offered Phone, Internet, Fiber Optic, Wireless, Hosted PBX, Wi-Fi, Wi-Max, Engineering, Cabling, Wiring and Cloud services. With a penchant for pushing the envelope, TruCom has pioneered innovative, hosted firewall and managed MPLS service technologies (SuperCore MPLS™) and was the Industry first to engineer patent-pending failover services utilizing our own fiber optic and wireless networks to guarantee business continuity and service uptime. Located in multiple Local Serving Offices and Points of Presence (POP’s) in the primary Data Centers in the market, TruCom’s extensive Fiber Optic Network runs through the heart of the most densely populated corridors of the Greater Phoenix Metro Area. Their Wireless Point to Point and Point to Multipoint Network is fed by the infinitely scalable capacity of the Fiber Optic Network and consists of more than 16 Major Access Points. This footprint not only provides coverage throughout the metro area, but also spans into outlying Cities, often providing the only carrier grade solution available in the region.

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

RECENT DEVELOPMENTS

None not disclosed in the main body of this Form 10-K.

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

We employ marketing, sales and customer service personnel on an as needed basis for specific events to build brand awareness. We use a range of marketing strategies and tactics to build our brand and increase sales, including point-of-sale materials, event sponsorship, in-store and on-premise promotions, public relations, and a variety of other traditional and non-traditional marketing techniques to support the sales of all of our products.

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

We believe our competitive advantages are:

●
We believe our ViewMe Live products and services are with six to eighteen months from being ready to launch globally
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

Our Intended Marketing Plan and Product Roll Out for 2021 and 2022

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

FUTURE and DEVELOPING PLANS

TPT MedTech

The point-of-care diagnostics or testing (POCD or POCT) market is projected to reach USD $46.7 billion by 2024 from USD $28.5 billion in 2019, at a CAGR of 10.4%. Factors such as the high prevalence of infectious diseases in developing countries, increasing incidence of target conditions, growing government support, and rising preference for home healthcare across the globe are driving the growth of the market. However, product recalls, a lack of alignment with test results obtained from laboratories, stringent & time-consuming approval policies, and a reluctance to change existing diagnostic practices are expected to restrain market growth. https://www.marketsandmarkets.com/Market-Reports/point-of-care-diagnostic-market-106829185.html

The global COVID-19 diagnostics market size was valued at USD $5.2 billion in 2020 and is expected to grow at a compound annual growth rate (CAGR) of 5.96% from 2021 to 2027. The COVID-19 diagnostic tests are critical in the management of the current pandemic for accurate diagnosis as well as to tackle the spread of the infection. As a result, with the growing demand, these tests are being made available with over 600 SARS-CoV-2 diagnostic tests either approved or in the development phase for clinical use. Therefore, an increase in need for developing diagnostic tests is anticipated to drive the market growth. For efficient and accurate COVID-19 diagnosis, clinicians need a portable or an on-site diagnostic test for real-time management of patients in minimal time. This has encouraged the adoption of Point-of-Care testing (POCT) for diagnosis, primarily aimed at reducing the assay duration from hours to a few minutes. https://www.grandviewresearch.com/industry-analysis/covid-19-diagnostics-market.https://www.marketwatch.com/press-release/covid-19-diagnostics-market-by-development-trends-investigation-2020-and-forecast-to-2027-2020-06-17

TPT MedTech believes it is strategically positioned to take advantage of the current trend in POCT by aligning itself with the exponential growth of smart devices equipped with mobile healthcare (mH), which may revolutionize personalized healthcare monitoring and management, thereby paving the way for next-generation POCT.

The rapid turnaround times, improved decision times, and time-critical decision-making of TPT MedTech QuikLAB can result in total savings between 8-20% of laboratory costs for facilities that implement POC testing. The savings realized due to the decreased cost of waiting for results can be as much as $260 USD per patient. For those that use and implement POC testing, waiting can improve by as much as 46 minutes per patient real-time scenarios—and days in standard laboratory settings. Management believes TPT MedTech QuikLAB is uniquely positioned to serve this growing market.

SANIQuik is a decontamination and sanitizing unit that TPT MedTech intends to co-market with the QuikLAB mobile laboratory as an integrated solution to certain issues arising in the COVID-19 pandemic. SANIQuik uses hypochlorous acid as a spray mist. This chemical has been safely used on many food products for decades. Hypochlorous acid does not cause irritation to eyes and skin. Even if it were ingested it causes no harm. Because it is so safe, it is the ideal sanitizer for direct food sanitation and food contact surfaces. It is also ideal in healthcare where it is used for wound cleansing, eye drops, and patient room disinfection replacing toxic chemicals such as bleach and quaternary ammonium salts. Hypochlorous acid is FDA, USDA, and EPA approved to minimize microbial food safety hazards of fresh-cut fruits and vegetables. (See https://www.hypochlorousacid.com/about.)

TPT MedTech believes the SANIQuik external sanitation is safe, effective and flexible for its utilization with options for users. TPT MedTech intends to provide optional masks to users as they approach the SANIQuik. The mask provides a cover around inhalation of the mist. External sanitation is safe and effective, providing an additional routine to hand washing and facial coverings.

TPT MedTech has developed a business model which markets SANIQuik as a novel product within the Personal Protective Equipment (PPE) industry. This PPE distribution model is focused in the Federal procurement space (Veteran’s Administration, Department of Defense, Federal Emergency Management Agency, Centers for Disease Control, National Guard) as well as vendor to the top 20 National Hospital Group Purchasing Organizations (GPO).

TPT MedTech will be requesting Emergency Use Authorization (EUA) from the FDA for SANIQuik during the COVID-19 pandemic, which has been granted to other sanitizing units. SANIQuik already has the European CE mark. For attorney fees and consultants, we are estimating $50,000 for the EUA.

TPT MedTech developed its "QuikPASS™" Check and Verify passport system and Covid 19/vaccination monitoring platform for corporations, governmental organizations, schools, airlines, hospitals, sports venues & arenas, restaurants, hotels, and nightclubs. The all-in-one mobile system checks and verifies that an individual has been tested for Covid-19 or vaccinated, providing proof individuals are able to travel or gain access to venues with the idea that everyone inside that venue would be Covid free. The "QuikPASS" "Check and Verify" passport-style platform works with third-party testing labs and organizations that participate on the "QuikPASS" Network and will be offered FREE to US domestic and international business commerce and governmental organizations around the world.

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

We understand the longer we wait the less advantage we might have in our efforts to market this phone as the marketplace moves very quickly. We intend to begin marketing this phone in 2021.

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

As internet users switch from desktop to mobile devices – and new users go straight to mobile – online advertising is making the same switch. Advertising on mobile devices is rising at a meteoric rate and is taking market share from most other media. Mobile ad spend grew 35% in 2017, and we expect it to grow at an average rate of 21% a year to 2020. https://www.zenithmedia.com/insights/global-intelligence-issue-06-2018/mobile-share-of-advertising-market-to-exceed-30-in-2020/

Content Mining Plan

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

The hottest technology in the over the top (“OTT”) market and the biggest challenge in the OTT market is “Live Linear Channel Broadcasting” and “Live Event Broadcasting” to equal standard television broadcasting on cable and satellite TV. This type of technology is superior to video on demand (VOD) streaming technology in both acquisition and delivery. The growth of OTT video delivery has been significant. In the past year alone, OTT has grown to $35 billion in global revenue, with $17 billion coming from emerging markets source Digital TV Research. ViewMe Live (“VML”) has many technology advantages including: Artificial Intelligence (“AI”); the ability to simultaneously access millions of users simultaneously with virtually no latency equivalent to standard television broadcasting; global distribution (without interruption) on cellular and Wi-Fi; and a fully interactive menu user interface and worldwide advertising brokers in place.

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
______________________
[1] Subject to the laws and regulations of each country.

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

Our Corporate Information

We are a Florida corporation. Our principal executive offices are located at 501 W. Broadway, Suite 800, San Diego, CA 92101, and our telephone number is (619) 400-4996. Our website address is http://www.tptglobaltech.com. Information on or accessed through our website is not incorporated into this prospectus and is not a part of this prospectus.

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

Competitors

In connection with providing strategic services to our business customers, which includes our small, medium and enterprise business, wholesale and governmental customers, we compete against other telecommunication providers, as well as other regional and national carriers, other data transport providers, cable companies, CLECs and other enterprises, some of whom are substantially larger than us. Competition is based on price, bandwidth, quality and speed of service, promotions and bundled offerings. In providing broadband services, we compete primarily with cable companies, wireless providers, technology companies and other broadband service providers. We face competition in Ethernet based services in the wholesale market from cable companies and fiber-based providers. In regards to our medical division, we compete with other medical testing facilities and other companies developing SaaS technologies to test and monitor medical testing activities.

Our competitors for providing integrated data, broadband, voice services and other data and SaaS services to our business customers range from small to mid-sized businesses. Due to the size of some of these companies, our competitors may be able to offer more inexpensive solutions to our customers. To compete, we focus on providing sophisticated, secure and performance-driven services to our business customers through our infrastructure.

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

We are also regulated for our medical services activities. See discussion below.

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

Universal Service

Our CLEC subsidiary is required to contribute to the Universal Service Fund (“USF”). The amount of universal service contribution required of us is based on a percentage of revenues earned from interstate and international services provided to end users. We allocate our end user revenues and remit payments to the universal service fund in accordance with FCC rules. The FCC has ruled that states may impose state universal service fees on CLEC telecommunications services.

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

Medical Division

The Center for Medicare & Medicaid Services (“CMS”) regulates all of our mobile laboratory testing activities performed on humans in the United States through Clinical Laboratory Improvement Amendments (‘CLIA’) which covers approximately 260,000 laboratory entities. We obtain CLIA licenses where necessary to operate our mobile laboratories. We also hire staffing agencies that work the health care industry with the appropriate health care workers to operate the mobile laboratories, which agencies and workers are regulated by state and local agencies like the agency for Health Care Administration in Florida (“AHCA”). Each state and local jurisdiction has their own agency or regulatory organization that we follow and adhere to their laws and guidelines in relation operating our mobile testing facilities.

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

Our executive offices are located in San Diego, California. We do not own any real property, but lease and office space consisting of approximately 5,000 sq. ft. among all of our corporate and subsidiary locations. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet the current needs of our business.

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

As of December 31, 2020, the total debt or financing arrangements was $16,345,705, of which approximately $7,934,617 or 24% of total current liabilities is past due. As of December 31, 2020, the Company had financing lease liability-related amounts of $839,572. During the fourth quarter of 2020, the related party holders of approximately $4,700,000 of existing financing arrangements agreed to exchange their debt and accrued interest for Series D Preferred Stock through a separate $12 Million Private Placement, conditioned on the Company raising at least $12,000,000 in a separate Form 1-A Offering. Our inability to renegotiate our indebtedness may cause lien holders to obtain possession of a good portion of our assets which would significantly alter our ability to generate revenues and obtain any additional financing.

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

The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols, and continuous improvements in products and services. Our future success depends on our ability to enhance current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address end-user customer requirements and achieve market acceptance. There can be no assurance that the deployment of wireless networks will not be delayed or that our products will achieve widespread market acceptance or be capable of providing service at competitive prices in sufficient volumes. In the event that our products are not timely and economically developed or do not gain widespread market acceptance, our business, results of operations and financial condition would be materially adversely affected. There can also be no assurance that our products will not be rendered obsolete by the introduction and acceptance of new communications protocols.

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

The broadband communications industry has undergone significant technological development over time and these changes continue to affect our business, financial condition and results of operations. Such changes have had, and will continue to have, a profound impact on consumer expectations and behavior. Our video business faces technological change risks as a result of the continuing development of new and changing methods for delivery of programming content such as Internet-based delivery of movies, shows and other content which can be viewed on televisions, wireless devices and other developing mobile devices. Consumers' video consumption patterns are also evolving, for example, with more content being downloaded for time-shifted consumption. A proliferation of delivery systems for video content can adversely affect our ability to attract and retain subscribers and the demand for our services and it can also decrease advertising demand on our delivery systems. Our broadband business faces technological challenges from rapidly evolving wireless Internet solutions. Our telephony service offerings face technological developments in the proliferation of telephony delivery systems including those based on Internet and wireless delivery. If we do not develop or acquire and successfully implement new technologies, we will limit our ability to compete effectively for subscribers, content and advertising. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect from the introduction of new technologies, or that any new technologies will be rolled out across our footprint in the timeframe we anticipate. In addition, we may be required to make material capital and other investments to anticipate and to keep up with technological change. These challenges could adversely affect our business, financial condition and results of operations.

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

Unless we can generate revenues sufficient to implement our Business Plan, we will need to obtain additional financing through debt or bank financing, or through the sale of shareholder interests to execute our Business Plan. We expect to need at least $38,000,000 in the next twelve months in capital or loans to complete our plans and operations. We may not be able to obtain this financing at all. We have not sought commitments for this financing, and we have no terms for either debt or equity financing, and we realize that it may be difficult to obtain on favorable terms. Moreover, if we issue additional equity securities to support our operations, Investor holdings may be diluted. Our business plans are at risk if we cannot continually achieve additional capital raising to complete our plans.

We are reliant, in part, on third party sales organizations, which may not perform as we expect.

We, from time to time rely on the sales force of third-party sales organizations with support from our own selling resources. The third-party relationships and internal organization are not fully developed at this time and must be developed. We may not be able to hire effective inside salespeople to help our third-party sales organizations close sales. There is no assurance that any approaches will improve sales. Further, using only a direct sales force would be less cost-effective than our plan to use third-party sales organizations. In addition, a direct sales model may be ineffective if we were unable to hire and retain qualified sales people and if the sales force fails to complete sales. Moreover, even if we successfully implement our business strategy, we may not have positive operating results. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors.

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

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2020 and 2019. Financing activities described below have helped with working capital and other capital requirements. We incurred $8,119,268 and $14,028,165, respectively, in losses, and we used $489,573 and $328,251, respectively, in cash for operations for the years ended December 31, 2020 and 2019. Net cash flows from financing activities generated primarily from proceeds from notes, loans and advances, net of payments for loans, advances and factoring agreements, were $817,608 and $1,390,538 for the same periods, while cash flows used in investing activities for primarily acquisitions of property and equipment or business acquisitions were $500,898 and $901,901, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has taken advantage of the stimulus offerings and received $722,200 in April 2020 and $680,500 in February 2021 and believes it has used these funds as is prescribed by the stimulus offerings to have the entire amounts forgiven. The Company has applied for forgiveness of the original stimulus of $722,200. The forgiveness process for stimulus funded in February 2021 has not begun. The Company will try and take advantage of additional stimulus as it is available and is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues continue to decline because of the COVID-19 closures.

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

Sales of common stock resulting from issuances of common stock for conversions by our convertible noteholders or Rule 144 sales in the future will have a depressive effect on our common stock price.

Most of our convertible noteholders have rights to convert their notes at significant discounts to the market prices as shown in the schedule below, for sale under the requirements of Rule 144 or other applicable exemptions from registration under the Act and perhaps under registration statements which the company is preparing to file in the next thirty days. Rule 144 provides in essence that a person who has held restricted securities for six months or is deemed to have held them due to the issuance by the Company of convertible notes under certain conditions, may sell those shares in brokerage transactions. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders underlying the convertible notes, will have a depressive effect upon the price of the common stock in the market, since they are issued at a discount to market-often 50-60% of the lowest bid for differing periods, and sales can be expected at some discounted prices, with larger than normal volumes. We have also issued preferred stock and options and warrants that allow for the purchase of shares at significant discounts to the market prices, often 50% of the ten-day low bids, or other highly discounted rates, which would allow the holders of those warrants to sell shares into the market at a profit over their discounted price, which could have the effect of depressing the price of the shares in the market.

As of December 31, 2020, we had the following convertible promissory notes, preferred stock and options and warrants outstanding that are convertible into common shares as follows:

2020
Convertible Promissory Notes (2)(3)	175,316,748
Series A Preferred Stock (1)	1,243,987,624
Series B Preferred Stock	2,588,693
Stock Options and Warrants	4,333,333
1,426,226,398
____________________
(1)
Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of outstanding common stock upon conversion, including shares already owned. The Company would have to authorize additional shares for this to occur as only 1,000,000,000 shares are currently authorized.

(2)
The conversion features of the various convertible debt provide for conversion to common stock at discounts from the market prices which will have, and has had, a seriously dilutive effect on stock amounts and the prices reflected in the market.
(3)
There are $678,500 of convertible promissory notes that convert into 5,194,070 shares of Series C Preferred Stock that then convert into common shares at $0.15 share.

During the fourth quarter of 2020, the related party holders of approximately $4,700,000 of existing financing arrangements agreed to exchange their debt and accrued interest for Series D Preferred Stock through a separate $12 Million Private Placement, conditioned on the Company raising at least $12,000,000 in a separate Form 1-A Offering. This would equate into approximately 940,800 shares of Series D Preferred Stock.

Part of the consideration in the acquisition of Aire Fitness was the issuance of 500,000 restricted common shares of the Company vesting and issuable after the common stock reaches at least a $1.00 per share closing price in trading. To date, this has not occurred but may happen in the future upon which the Company will issue 500,000 common shares to the non-controlling interest owners of Aire Fitness.

Stock Options

	Options Outstanding	Vested	Vesting Period	Exercise Price Outstanding and Exercisable	Expiration Date
December 31, 2018	3,093,120	1,954,230	100% at issue and 12 to 18 months	$0.05 to $0.22	12-31-19 to 3-21-21
Expired	(93,120)			$0.05 to $0.22	12-31-19
December 31, 2019	3,000,000	3,000,000	12 to 18 months	$0.10	3-1-20 to 3-21-21
Expired	(2,000,000)
December 31, 2020	1,000,000	1,000,000	12 months	$0.10	3-21-21

During the year ended December 31, 2018, we entered into consulting arrangements primarily for legal work and general business support that included the issuance of stock options to purchase 3,000,000 options to purchase common shares at $0.10 per share. 2,000,000 of these expired. The remaining 1,000,000 are fully vested as of December 31, 2020.

On October 14, 2017, the Board of Directors and majority stockholders of TPT approved the 2017 TPT Global Tech, Inc. Stock Option and Award Incentive Plan (“the 2017 Plan.”) There are 20,000,000 shares of our common stock reserved under the 2017 Plan.

Warrants

As of December 31, 2020, there were 3,333,333 warrants outstanding that expire in five years or in the year ended December 31, 2024. As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 3,333,333 warrants to purchase 3,333,333 common shares of the Company at 70% of the current market price. Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice.

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

The value of our Common stock may be highly volatile and could be subject to fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Unless we can generate revenues sufficient to implement our Business Plan, we will need to obtain additional financing through debt or bank financing, or through the sale of shareholder interests to execute our Business Plan. We expect to need at least $38,000,000 in the next twelve months in capital or loans to complete our plans and operations. We may not be able to obtain this financing at all. We have not sought commitments for this financing, and we have no terms for either debt or equity financing, and we realize that it may be difficult to obtain on favorable terms. Moreover, if we issue additional equity securities to support our operations, Investor holdings may be diluted. Our business plans are at risk if we cannot continually achieve additional capital raising to complete our plans.

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

Our common stock will in all likelihood be thinly traded and as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares, after any conversion from Preferred Stock.

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

The regulation of penny stocks by SEC and FINRA may discourage the tradability of our common stock or other securities.

We are a “penny stock” company. Our common stock currently trades on the OTCQB under the symbol “TPTW” and will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

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

That absent arbitration agreements related to brokerage accounts, specific legal remedies available to investors of penny stocks include the following:

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

We will pay no dividends in the foreseeable future on common stock.

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. The Series D Preferred Stock will be paid 6% per annum on a cumulative basis, in cash or in registered common stock.

Rule 144 sales of stock in the future may have a depressive effect on our stock price.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, common shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Any sales of our common stock, if in significant amounts, are likely to depress the future market price of our securities.

Assuming all of the shares of common stock held by the selling security holder registered in a Form S-1 and effective with the SEC on January 27, 2021 are sold, we would have 7,500,000 new shares that are freely tradable and therefor available for sale, in market or private transactions.

Unrestricted sales of 7,500,000 shares of stock by our selling stockholders could have a huge negative impact on our share price, and the market for our shares.

Any new potential investors will suffer a disproportionate risk and there will be immediate dilution of existing investor’s investments.

Our present shareholders have acquired their securities at a cost significantly less than that which the investors purchasing hereto will pay for their stock holdings or at which future purchasers in the market may pay. Therefore, any new potential investors will bear most of the risk of loss.

We can issue future series of shares of preferred stock without shareholder approval, which could adversely affect the rights of common shareholders.

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

ITEM 3. LEGAL PROCEEDINGS.

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019. More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months. EMA has claimed in excess of $7,614,967 in relief. The Company has filed a motion in response for which EMA has filed a motion to dismiss. The Company does not believe at this time that any negative outcome would result in more than the $593,120 it has recorded on its balance sheet as of December 31, 2020.

A lawsuit was filed in Michigan by the one of the former owners of SpeedConnect, LLC, John Ogren.   Mr. Ogren claims he is owed back wages related to the acquisition agreement wherein the Company acquired the assets of SpeedConnect, LLC and kept him on through a consulting agreement.  He ultimately resigned in writing and now claims that even though he resigned he should still have been paid.  Mr. Ogren is claiming wages of $354,178 plus interest, fees and costs. The consulting agreement called for arbitration.  We understand that Mr. Ogren is in the process of dismissing the lawsuit and that he wants to pursue his claim through arbitration.   Management does not believe the Company has any liability in this claim and will pursue its defenses vigorously.

The Company has been named in a lawsuit, Robert Serrett vs. TruCom, Inc., by a former employee who was terminated by management in 2016. The employee was working under an employment agreement but was terminated for breach of the agreement. The former employee is suing for breach of contract and is seeking around $75,000 in back pay and benefits. We recently learned that Mr. Serrett received a default judgement in Texas on May 15, 2018 for $70,649.96, plus $3,500 in attorney fees and 5% interest and court costs.  However, he has made no attempt that we are aware of to obtain a sister state judgment in Arizona, where Trucom resides, or to try and enforce the judgement and collect.  Management believes it has good and meritorious defenses and does not belief the outcome of the lawsuit will have any material effect on the financial position of the Company.

The Company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of these amounts. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of December 31, 2020 and 2019.

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

Holders.

As of December 31, 2020, there are approximately 433 record holders of 865,564,371 shares of our common stock.

Dividends.

As of the filing of this prospectus, we have not paid any dividends on our common stock to shareholders. The Series D Preferred Stock will be paid 6% per annum on a cumulative basis, in cash or in registered common stock. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Florida Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Preferred shares.

As of December 31, 2020, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.

Series A Convertible Preferred Stock.

The Company designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock. In February 2015, the Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock to Stephen Thomas, Chairman, CEO and President of the Company, valued at $3,117,000 for compensation expense. These shares are outstanding as of December 31, 2020.

The Series A Preferred Stock has a par value of $.001, is redeemable at the Company’s option at $100 per share, is senior to any other class or series of outstanding Preferred Stock or Common Stock and does not bear dividends. The Series A Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and amended, of an amount equal to amounts payable owing, including contingency amounts where Holders of the Series A have personally guaranteed obligations of the Company. Holders of the Series A Preferred Stock shall, collectively have the right to convert all of their Series A Preferred Stock when conversion is elected into that number of shares of Common Stock of the Company, determined by the following formula: 60% of the issued and outstanding Common Shares as computed immediately after the transaction for conversion. For further clarification, the 60% of the issued and outstanding common shares includes what the holders of the Series A Preferred Stock may already hold in common shares at the time of conversion. The Series A Preferred Stock, collectively, shall have the right to vote as if converted prior to the vote to a number of shares equal to 60% of the outstanding Common Stock of the Company.

During the year ended December 31, 2020, the Series A Preferred Stock was reclassified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Series B Convertible Preferred Stock.

In February 2015, the Company designated 3,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock.

The Series B Preferred Stock was designated in February 2015, has a par value of $.001, is not redeemable, is senior to any other class or series of outstanding Preferred Stock, except the Series A Preferred Stock, or Common Stock and does not bear dividends. The Series B Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and currently the Series A Preferred Stock, and of an amount equal to $2.00 per share. Holders of the Series B Preferred Stock have a right to convert all or any part of the Series B Preferred Shares and will receive and equal number of common shares at the conversion price of $2.00 per share. The Series B Preferred Stockholders have a right to vote on any matter with holders of Common Stock and shall have a number of votes equal to that number of Common Shares on a one-to-one basis.

There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2020. During the year ended December 31, 2020, the Series B Preferred Stock was reclassified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Series C Convertible Preferred Stock.

In May 2018, the Company designated 3,000,000 shares of Preferred Stock as Series C Convertible Preferred Stock.

The Series C Preferred Stock has a par value of $.001, is not redeemable, is senior to any other class or series of outstanding Preferred Stock, except the Series A and Series B Preferred Stock, or Common Stock and does not bear dividends. The Series C Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and currently the Series A and B Preferred Stock, and of an amount equal to $2.00 per share. Holders of the Series C Preferred Stock have a right to convert all or any part of the Series C Preferred Shares and will receive an equal number of common shares at the conversion price of $0.15 per share. The Series C Preferred Stockholders have a right to vote on any matter with holders of Common Stock and shall have a number of votes equal to that number of Common Shares on a one-to-one basis.

There are no shares of Series C Convertible Preferred Stock outstanding as of December 31, 2020.

Series D Convertible Preferred Stock.

On June 15, 2020, the Company amended its Series D Designation from January 14, 2020. This Amendment changed the number of shares to 10,000,000 shares of the authorized 100,000,000 shares of the Company's $0.001 par value preferred stock as the Series D Convertible Preferred Stock ("the Series D Preferred Shares.").

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

As of December 31, 2020, there are no Series D Preferred shares outstanding as amended.

During the year ended December 31, 2020, the related party holders of approximately $4,700,000 of existing financing arrangements agreed to exchange their debt and accrued interest for 940,800 Series D Preferred Stock through a separate $12 Million Private Placement of Series D Preferred Stock (“$12 Million Private Placement”), conditioned on the Company raising at least $12,000,000. To date, this condition has not been met.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

Recent Sales of Unregistered Securities.

Aside from what has been disclosed in our Registration Statement on Form S-1/A dated February 13, 2019, amended December 10, 2019, September 14, 2020 and September 29, 2020, and Registration Statement on Form S-8 dated September 25, 2020 and Registration Statement on Form S-1/A dated October 28, 2020, amended on January 15, 2021, we have issued the following pursuant to conversions of amounts due under convertible promissory notes. Otherwise, we have not sold unregistered securities in the past 2 years without registering the securities under the Securities Act of 1933.

2019 Conversions			Accrued	Share	Price
	Date	Principal	Interest	Amounts	Per Share
Geneva #1	9/19/2019	10,000		201,207	0.0497
	9/24/2019	15,000		380,711	0.0394
	9/27/2019	15,000		491,803	0.0305
	10/10/2019	12,000		487,805	0.0246
	11/7/2019	8,000		1,052,632	0.0076
	11/11/2019	8,000		1,589,474	0.0050
		68,000		4,203,632

Geneva #2	11/21/2019	12,000		1,578,947	0.0076
	12/2/2019	13,000		1,756,757	0.0074
	12/5/2019	20,000		2,702,703	0.0074
	12/17/2019	12,000		2,181,818	0.0055
	12/30/2019	8,000	3,900	5,409,091	0.0022
		65,000	3,900	13,629,316

Auctus	9/26/2019		20,350	1,000,000	0.0204
	11/12/2019		3,930	1,500,000	0.0026
	12/19/2019		4,110	1,500,000	0.0027
	12/30/2019		18,210	6,000,000	0.0030
		—	46,600	10,000,000

JSJ	12/12/2019	25,000		5,078,720	0.0049
	12/31/2019	14,946		7,764,367	0.0019
		39,946	—	12,843,087

Total Conversions 2019		172,946	50,500	40,676,035	0.0055

2020 Conversions			Accrued	Share	Price
	Date	Principal	Interest	Amounts	Per Share
Geneva #3	1/6/2020	15,000		6,818,182	0.0022
	1/21/2020	15,100		9,437,500	0.0016
	1/27/2020	14,200		9,466,667	0.0015
	1/30/2020	13,200		9,428,571	0.0014
	2/3/2020	500	3,480	3,618,182	0.0011
		58,000	3,480	38,769,102

Geneva #4	2/3/2020	6,400		5,818,182	0.0011
	2/7/2020	8,900		11,710,526	0.0008
	2/10/2020	8,900		11,710,526	0.0008
	2/11/2020	8,900		11,710,526	0.0008
	2/12/2020	10,600		13,947,368	0.0008
	2/13/2020	9,300	1,300	13,947,368	0.0008
		53,000	1,300	68,844,496

Auctus	1/22/2020		8,250	9,000,000	0.0009
	1/31/2020		7,407	11,328,792	0.0007
	2/11/2020		5,692	13,419,792	0.0005
	2/14/2020		5,692	13,419,792	0.0005
	2/20/2020		5,692	13,419,792	0.0005
	2/25/2020		8,717	19,723,187	0.0005
	3/3/2020		10,626	23,699,083	0.0005
	3/9/2020		11,323	25,151,000	0.0005
	3/13/2020	5,593	5,593	29,839,300	0.0004
	3/20/2020	4,784	4,784	32,246,500	0.0003
	3/26/2020	4,365	4,365	33,855,570	0.0003
	3/31/2020	3,125	3,125	25,000,000	0.0003
	4/6/2020	3,536	3,536	27,936,930	0.0003
	4/9/2020	1,006	6,066	27,936,930	0.0003
	4/15/2020	5,574	2,279	30,725,000	0.0003
	4/21/2020	5,197	2,257	29,298,332	0.0003
		33,180	95,404	366,000,000

JSJ	2/10/2020	3,734	—	5,656,913	0.0007
		3,734	—	5,656,913

EMA	2/14/2020	3,546		15,500,000	0.0002
	2/19/2020	4,700		19,000,000	0.0003
	2/24/2020	5,180		20,600,000	0.0003
	2/28/2020	6,080		23,600,000	0.0003
	3/2/2020	6,080		23,600,000	0.0003
	3/10/2020	7,100		27,000,000	0.0003
	3/17/2020	2,680		18,400,000	0.0002
		35,366	—	147,700,000

Odyssey	1/8/2020	10,000	713	5,487,027	0.0020
	1/17/2020	12,000	892	9,191,886	0.0014
	2/12/2020	8,800	729	13,860,465	0.0007
	2/25/2020	12,700	1,106	20,082,138	0.0007
	6/3/2020	5,650	676	4,340,405	0.0015
		49,150	4,116	52,961,921

Total Conversions 2020		232,430	104,300	679,932,432

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This Form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2020, we had an accumulated deficit totaling $40,902,944. This raises substantial doubts about our ability to continue as a going concern.

We generate revenues primarily through telecommunications and Internet services and as a provider of ecommerce and cloud solutions in the western United States.

PLAN OF OPERATIONS

Our Capital Budget for the next 12 months

Liquidity and Capital Resource Needs

If we can raise sufficient capital resources, we intend to expend significant funds after our intended funding event equally throughout 2021 as follows.

Equipment purchases and manufacturing (1)	$14,000,000
Product advancement	$2,250,000
Acquisitions	$500,000
Debt Restructuring	$7,300,000
Working Capital, including marketing (1)	$10,710,000
Brokerage commissions	$3,040,000
Offering expenses	$200,000
$38,000,000
(1) It is expected the use of this working capital and funds for equipment purchases will extend into 2022.

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

RESULTS OF OPERATIONS

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

During the year ended December 31, 2020, we recognized total revenues of $11,094,170 compared to the prior period of $10,212,377. The increase was a result of the acquisition of a majority of the assets of SpeedConnect in May of 2019.

Gross profit (loss) for the year ended December 31, 2020 was $3,900,677 compared to $4,300,376 for the prior period. The decrease was due primarily to a decrease in the gross profit from Blue Collar. Blue Collar’s operations were severally restricted from the effects of COVID-19 during 2020.

During the year ended December 31, 2020, we recognized $12,105,016 in expenses compared to $7,409,428 for the prior period. The increase was a result of the acquisition of a majority of the assets of SpeedConnect in May of 2019, 1,000,000 of research and development expense, and $2,702,996 of impairment expense in 2020.

Derivative gain of $1,140,323 compared to derivative expense of $7,476,908 for 2019 resulted from the accounting for derivative financial instruments.

Interest expense decreased for the year ended December 31, 2020 compared to the prior period by $2,049,287. The decrease is largely from the derivative debt being in default of the increased penalty amounts that were accounted for in the prior period versus this period.

During the year ended December 31, 2020, we recognized a net loss of $8,119,268 compared to $14,028,165 for the prior period. The increase in the loss of $6,762,263 was in large part a result of derivative expense of $7,476,908 in 2019 versus a derivative gain of $1,140,323 in 2020, higher interest expense of $3,581,020 versus $1,531,733 in 2020 from the convertible promissory notes and impairment expense of $2,702,996, in 2020 versus $949,872 for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2020 and 2019. Financing activities described below have helped with working capital and other capital requirements.

We incurred $8,119,268 and $14,028,165, respectively, in losses, and we used $489,573 and $328,251, respectively, in cash for operations for the years ended December 31, 2020 and 2019. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-loved assts and share-based compensation which totaled to a net $5,378,277 for 2020 and $13,091,764 for 2019.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. For the year ended December 31, 2020, we had a net increase in our assets and liabilities of $2,251,418 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and an increase in the balances from our operating lease liabilities. For the year ended December 31, 2019 we had a net increase to our assets and liabilities of $608,150 for similar reasons.

Cash flows from financing activities were $817,608 and $1,390,538 for the years ended December 31, 2020 and 2019, respectively. For the year ended December 30, 2020, these cash flows were generated primarily from proceeds from proceeds from sale of non-controlling interests in QuikLABS of $460,000, proceeds from convertible notes, loans and advances of $1,753,204 offset by payment on convertible loans, advances and factoring agreements of $1,169,330 and payments on convertible notes and amounts payable – related parties of $212,256. For the year ended December 31, 2019, cash flows from financing activities primarily came from proceeds from convertible notes, loans and advances of $2,613,047 offset by payments on convertible loans, advances and factoring agreements of $1,440,139.

Cash flows used in investing activities were $500,898 and $901,901, respectively, for the years ended December 31, 2020 and 2019. For the year ended December 31, 2020 these cash flows were used primarily for the acquisition of property and equipment of $424,560 and the purchase of intangibles of $76,798. For the year ended December 31, 2019 cash flows for investing activities were used to acquire property and equipment and the payment for business acquisitions.

These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After close monitoring and responses and guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, around March 18, 2020 for a period of time, the Company closed its Blue Collar office in Los Angeles and its TPT SpeedConnect offices in Michigan, Idaho and Arizona.  Most employees were working remotely, however this is not possible with certain employees and all subcontractors that work for Blue Collar. The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible extensions to all or part of such closures.

The Company has taken advantage of the stimulus offerings and received $722,200 in April 2020 and $680,500 in February 2021 and believes it has used these funds as is prescribed by the stimulus offerings to have the entire amounts forgiven. The Company has applied for forgiveness of the original stimulus of $722,200. The forgiveness process for stimulus funded in February 2021 has not begun. The Company will try and take advantage of additional stimulus as it is available and is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues continue to decline because of the COVID-19 closures.

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

A summary of material terms of our financing arrangements as of December 31, 2020 is as follows:

	Balance	Rate	Due Date	Past Due		Conversion	Secured
Third party debt:
Loans and advances	$2,517,200	3.76-14	May 2020 to March 2021	$580,942		None	Company assets
Convertible Notes Payable	1,711,098	6-24%	(1)	$1,711,098		Convertible at $0.15 to $0.25 per share	Company stock
Factoring Agreements	635,130	30-43%	February 2020 to October 2021	$—		None	Receivables
Total third party debt	$4,863,428	5%

Related party debt:
Line of Credit	$3,043,390	1 Mo Libor plus 2.0%	(2)	None		None	Trucom assets
Debt (Matrixsites)(5)	4,000,000	0%	(3)	None		None	ViewMe Live assets
Debt (Lion Phone)	350,000	0%	None	None		None	None
Debt (Blue Collar)(4)	1,600,000	3%	August 31, 2020	None		None	Blue Collar assets
Debt (Aire Fitness)(6)	473,334	—	February 1, 2021	None	(6)	None	Aire Fitness assets
Convertible Debt	922,881	4-6%	Various in 2020 and 2021	None		Convertible at $0.15 to $1.00 per share	Company assets
Shareholder Debt	93,072	0%	None	None		None	None
Total related party debt	$11,482,277
Total financing arrangements	$16,345,705

(1) Various dates from December 2019 to June 2020.
(2) Subsequently amended to August 31, 2020.
(3) $2,000,000 from debt proceeds and $2,000,000 from a second Company public offering.
(4) On September 1, 2018, the Company closed on its acquisition of Blue Collar. Part of the acquisition included a promissory note of $1,600,000 and interest at 3%. The promissory note is secured by the assets of Blue Collar.
(5) Matrixsites debt of $4,000,000 does not bear interest, is not convertible and is payable $2,000,000 from debt proceeds and $2,000,000 from a second Company public offering and has a security interest in the assets that were acquired.
(6) Aire Fitness debt of $500,000 ($473,334 net of discount) does not bear interest, is not convertible, is payable six months from origination (August 1, 2020) or as agreed up by the Company and the former owners (currently non-controlling interest holders) of Aire Fitness has a security interest in the assets that were acquired. This Note Payable became delinquent subsequent to December 31, 2020.

Consequences of not repaying the Blue Collar $1,600,000 debt, the Matrixsites $4,000,000 debt and the Aire Fitness $500,000 debt ($473,334 net of discount) are outlined in the security agreements which are generally the following:

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the years ended December 31, 2020 and 2019. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the years ended December 31, 2020 and 2019 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the year ended December 31, 2020	For the year ended December 31, 2019
TPT SpeedConnect	$9,958,770	$8,002,875
Blue Collar	1,051,120	1,941,955
San Diego Media	14,405	23,683
TPT MedTech	30,484	—
Copperhead Digital	—	189,511
Other	—	749
Total Services Revenues	$11,054,779	$10,158,772
K Telecom – Product Revenue	39,391	53,605
Total Revenue	$11,094,170	$10,212,377

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 10 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue at December 31, 2020 and 2019 are $292,847 and $305,741, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue at December 31, 2020 and 2019. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

TPT MedTech: Medical Testing Revenue

TPT MedTech operates in the Point of Care Testing (“POCT”) market by primarily offering mobile medical testing facilities and software equipped for mobile devices to monitor and manage personalized healthcare. Services used from our mobile medical testing facilities are billing through credit cards at the time of service. Revenue is generated from our software platform as users sign up for our mobile healthcare monitor and management application and tests are performed. If medical testing is in one our own owned facility, the usage of the software application is included in the testing fees. If the testing is in a non-owned outside contracted facility, fees are generated from the usage of the software application on a per test basis and billed monthly.

TPT MedTech also offers two products. One is to build and sell its mobile testing facilities called QuikLABs designed for mobile testing. This is used by TPT MedTech for its own testing services. The other is a sanitizing unit called SANIQuik which is used as a safe and flexible way to sanitize providing an additional routine to hand washing and facial coverings. The SANIQuik has not yet been approved for sale in the United States but has in some parts of the European community. Revenues from these products are recognized when a product is delivered, the sales transaction considered closed and accepted by a customer. There are no financing terms or variable transaction prices for either of these products.

Copperhead Digital: ISP and Telecom Revenue

Copperhead Digital operated as a regional internet and telecom services provider operating in Arizona under the trade name Trucom. Although there are currently no customers and it will take capital to reopen this revenue stream, Copperhead Digital operated as a wireless telecommunications Internet Service Provider (“ISP”) facilitating both residential and commercial accounts. Copperhead Digital’s primary business model was subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resold third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services was recognized as the transaction with the customer is considered closed and the customer received and accepted the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date was detailed on monthly invoices distributed to customer. Services billed monthly in advance were deferred to the proper period as needed. Deferred revenue was contract liabilities for cash received before performance obligations for monthly services are satisfied. Certain of its products required specialized installation and equipment. For telecom products that included installation, if the installation met the criteria to be considered a separate element, product revenue was recognized upon delivery, and installation revenue was recognized when the installation was complete. The Installation Technician collected the signed quote containing terms and conditions when installing the site equipment at customer premises.

Revenue for installation services and equipment was billed separately from recurring ISP and telecom services and was recognized when equipment was delivered, and installation was completed. Revenue from ISP and telecom services was recognized monthly over the contractual period, or as services were rendered and accepted by the customer.

The overwhelming majority of revenue was recognized when transactions occurred. Since installation fees were generally small relative to the size of the overall contract and because most contracts were for a year or less, the impact of not recognizing installation fees over the contract was immaterial.

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

We test goodwill balances for impairment on an annual basis as of December 31st or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment using a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. Based on our impairment testing, we recorded impairment charges of $853,366 and $70,995 of goodwill during the years ended December 31, 2020 and 2019, respectively.

Intangible Assets

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

Long-Lived Assets

We periodically review the carrying amount of our depreciable long-lived assets for impairment which include property and equipment and intangible assets. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2020, we adjusted the net book value to zero for the net book value of the equipment of Copperhead Digital as it became doubtful with no customers that the estimated future cash flows would recover the net book value. We recorded impairment expenses of $1,849,630 and 878,877, respectively, for the years ended December 31, 2020 and 2019.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share””. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2020 and 2019, the Company had shares that were potentially common stock equivalents as follows:

	2020	2019
Convertible Promissory Notes (2)	175,316,748	1,506,387,647
Series A Preferred Stock (1)(3)	1,243,987,624	199,728,891
Series B Preferred Stock	2,588,693	2,588,693
Stock Options and warrants	4,333,333	6,333,333
	1,426,226,398	1,715,038,564
______________________
(1)  No consideration given for existing anti-dilution provisions.
(2)  Price used for illustrative purposes.  Actual Exercise or conversion price is a calculation based on the market.
(3)  Holder of Series A Preferred Stock which is Stephen J. Thomas, guaranteed 60% of the then outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 1,000,000,000 are currently authorized.

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

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company had issued financial instruments including convertible promissory notes payable with features during 2019 that were either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The Company estimates the fair values of derivative financial instruments using the monte Carlo model. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates (such as volatility, estimated life and interest rates) that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes.

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

As of December 31, 2020, the Company marked to market the fair value of the debt derivatives and determined a fair value of $5,265,139 ($5,229,436 from the convertible notes and $35,703 from the warrants) in Note 6. The Company recorded a gain from change in fair value of debt derivatives of $1,140,323 for the year ended December 31, 2020. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 190.9% to 350.8%, (3) weighted average risk-free interest rate of 0.09% to 0.12% (4) expected life of 0.25 to 1.4 years, and (5) the quoted market price of $0.03 for the Company’s common stock.

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

The Company has taken advantage of the stimulus offerings and received $722,200 in April 2020 and $680,500 in February 2021 and believes it has used these funds as is prescribed by the stimulus offerings to have the entire amounts forgiven. The Company has applied for forgiveness of $722,200 of this amount. The forgiveness process to stimulus funded in February 2021 has not begun. The Company will try and take advantage of additional stimulus as it is available and is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues decrease significantly because of the COVID-19 closures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TPT GLOBAL TECH, INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of TPT Global Tech, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TPT Global Tech, Inc. (“the Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has insufficient cash flows from operations to support working capital requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate audit opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Long-Lived Asset Impairment Assessment

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company performs impairment testing for its long-lived assets when events or changes in circumstances indicate that its carrying amount may not be recoverable and exceeds its fair value. Due to challenging industry and economic conditions, the Company tested its long-lived assets during the year ended December 31, 2020.

We identified the evaluation of the impairment analysis for long-lived assets as a critical audit matter because of the significant estimates and assumptions management used in the related cash flow analysis. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●
Testing management’s process for developing the recoverability test.
●
Evaluating the appropriateness of the cash flow model used by management.
●
Testing the completeness and accuracy of underlying data used in the recoverability test.
●
Evaluating the significant assumptions used by management related to revenues, gross margin, other operating expenses, income taxes and long-term growth rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
●
Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the cash flow model and assumptions used by management in the related recoverability test.

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently, if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on December 31, 2020.
We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management used in the discounted cash flow analysis performed by management to determine fair value of the reporting unit. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●
Testing management’s process for developing the fair value estimate.
●
Evaluating the appropriateness of the discounted cash flow model used by management.
●
Testing the completeness and accuracy of underlying data used in the fair value estimate.
●
Evaluating the significant assumptions used by management related to revenues, gross margin, other operating expenses, long term growth rate, and discount rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
●
Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model and discount rate assumptions.

Business Acquisition

Description of the Critical Audit Matter

As described in Note 2 to the consolidated financial statements, the Company acquired 75% ownership of Aire Fitness for a total purchase price of $610,585. The Company accounted for this acquisition as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value as of the transaction date. The Company utilized a third-party valuation specialist to assist in determining the fair value of the consideration granted and identifiable intangible assets acquired in the acquisition. We identified the estimation of the fair value of the consideration transferred, assets acquired, and liabilities assumed in the acquisition as a critical audit matter.

We identified the valuation of the consideration transferred, assets acquired, and liabilities assumed as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of certain of these assets. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the valuation methodology applied and the assumptions used such as forecasted sales growth rates, cash flows, and estimated discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●
We evaluated management’s and the valuation specialist’s identification of assets acquired and liabilities assumed.
●
We obtained management’s purchase price allocation detailing fair values assigned to acquired tangible and intangible assets.
●
We obtained the valuation report prepared by the valuation specialist engaged by management to assist in the purchase price allocation, including determination of fair values assigned to acquired intangible assets, and examined valuation methods used and qualifications of the specialist.
●
We examined the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation report, including historical and projected financial information.
●
We evaluated the accuracy and completeness of the financial statement presentation and disclosure of the acquisitions.
●
Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the valuation models deployed by management.

Determination and Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Note 6 of the consolidated financial statements, during the year ended December 31, 2020 and in prior periods, the Company issued convertible notes and warrants that required management to assess whether the conversion features of the convertible notes required bifurcation and separate valuation as a derivative liability and whether the warrants required accounting as derivative liabilities. The Company determined that the conversion features of certain of its convertible notes and certain warrants issued in financing arrangements required to be accounted for as derivative liabilities due to: (1) certain conversion features did not contain an explicit limit on the number of shares to be delivered in share settlement; and (2) the fact the Company could not assert it had sufficient authorized but unissued shares available to settle certain instruments considering all other stock-based commitments. The derivative liabilities were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period. The Company utilized valuation models to determine the fair value of the derivative liabilities depending on the features embedded in the instruments. These models use certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

We identified auditing the determination and valuation of the derivative liabilities as a critical audit matter due to the significant judgements used by the Company in determining whether the embedded conversion features and warrants required derivative accounting treatment and the significant judgements used in determining the fair value of the derivative liabilities. Auditing the determination and valuation of the derivative liabilities involved a high degree of auditor judgement, and specialized skills and knowledge were needed.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

●
We inspected and reviewed debt agreements, warrant agreements, conversion notices, and settlement agreements to evaluate the Company's determination of whether derivative accounting was required, including assessing and evaluating management's application of relevant accounting standards to such transactions.
●
We evaluated the reasonableness and appropriateness of the choice of valuation model used for each specific derivative instrument.
●
We tested the reasonableness of the assumptions used by the Company in the valuation models, including exercise price, term, expected volatility, and risk-free interest rate.
●
We tested the accuracy and completeness of data used by the Company in developing the assumptions used in the valuation models.
●
We developed an independent expectation for comparison to the Company's estimate, which included developing our own valuation model and assumptions.
●
We evaluated the accuracy and completeness of the Company's presentation of these instruments in the financial statements and related disclosures in Note 6, including evaluating whether such disclosures were in accordance with relevant accounting standards.
●
Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the valuation models deployed by management.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2016.

Draper, UT
April 15, 2021

TPT Global Tech, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2020	2019
CURRENT ASSETS
Cash and cash equivalents	$19,309	$192,172
Accounts receivable, net	164,818	379,805
Prepaid expenses and other current assets	180,362	48,648
Total current assets	364,489	620,625
NON-CURRENT ASSETS
Property and equipment, net	2,145,597	4,423,148
Operating lease right of use assets	4,732,459	3,886,045
Intangible assets, net	4,714,941	5,369,083
Goodwill	768,091	1,050,366
Deposits and other assets	111,111	104,486
Total non-current assets	12,472,199	14,833,128

TOTAL ASSETS	$12,836,688	$15,453,753

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,866,140	$6,543,635
Deferred revenue	341,789	305,741
Customer liability	338,725	338,725
Current portion of loans, advances and factoring agreements	2,308,753	344,758
Current portion of convertible notes payable, net of discounts	1,711,098	2,101,649
Notes payable – related parties, net of discounts	10,559,796	9,297,078
Current portion of convertible notes payable – related party, net of discounts	922,481	534,381
Derivative liabilities	5,265,139	8,836,514
Current portion of operating lease liabilities	2,682,722	1,921,843
Financing lease liabilities	184,939	—
Financing lease liability – related party	654,633	626,561
Total current liabilities	32,836,215	30,850,885

NON-CURRENT LIABILITIES
Long term portion:
Loans, advances and factoring agreements, net of current portion and discounts	843,577	1,000,500
Convertible notes payable – related parties, net of current portion and discounts	—	388,500
Operating lease liabilities, net of current portion	2,872,952	2,009,737
Total non-current liabilities	3,716,529	3,398,737
Total liabilities	36,552,744	34,249,622

Commitments and contingencies	—	—

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

	December 31,	December 31,
	2020	2019

MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of December 31, 2020 and 2019	$3,117,000	—
Convertible Preferred Series B, 3,000,000 designated - 2,588,693 shares issued and outstanding as of December 31, 2020 and 2019	1,677,473	—
Total mezzanine equity	$4,794,473	—

STOCKHOLDER’S DEFICIT
PREFERRED STOCK, $.001 PAR VALUE 100,000,000 SHARES AUTHORIZED:

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	1,000
Convertible Preferred Series B, 3,000,000 designated - 2,588,693 shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	2,589
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Convertible Preferred Series D – 20,000,000 shares designated, zero shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, $.001 par value, 1,000,000,000 shares authorized, 865,564,371 and 177,629,939 as of December 31, 2020 and 2019, respectively	865,565	177,630
Subscriptions payable	125,052	574,256
Additional paid-in capital	11,462,940	13,279,749
Accumulated deficit	(40,902,944)	(32,831,093)
Total TPT Global Tech, Inc. Stockholders’ deficit	(28,449,387)	(18,795,869)
Non-controlling interests	(61,142)	—
Total stockholders' deficit	(28,510,529)	(18,795,869)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,836,688	$15,453,753

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2020	2019

REVENUES:
Products	$39,391	$53,605
Services	11,054,779	10,158,772
Total Revenues	11,094,170	10,212,377

COST OF SALES:
Products	38,455	55,470
Services	7,155,038	5,856,531
Total Costs of Sales	7,193,493	5,912,001
Gross profit	3,900,677	4,300,376
OPERATING EXPENSES:
Sales and marketing	178,539	55,882
Professional	2,077,770	1,888,047
Payroll and related	2,502,461	1,513,050
General and administrative	1,857,608	1,542,886
Research and development	1,000,000	---
Impairment of goodwill and long-lived assets	2,702,996	949,872
Depreciation	1,054,702	591,069
Amortization	730,940	868,622
Total operating expenses	12,105,016	7,409,428

Loss from operations	(8,204,339)	(3,109,052)

OTHER INCOME (EXPENSE)
Derivative gain (expense)	1,140,323	(7,476,908)
Gain on debt extinguishment	1,252,131	---
Gain (loss) on debt conversions	(775,650)	138,815
Interest expense	(1,531,733)	(3,581,020)
Total other income (expense)	85,071	(10,919,113)

Net loss before income taxes	(8,119,268)	(14,028,165)
Income taxes	—	—
Net loss before non-controlling interests	(8,119,268)	$(14,028,165)
Net loss attributable to non-controlling interests	47,417	—
Net loss attributable to TPT Global Tech, Inc. Shareholders	$(8,071,851)	(14,028,165)

Loss per common shares-basic and diluted	$(0.01)	$(0.10)

Weighted-average common shares outstanding-basic and diluted	740,163,898	141,594,930

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2020 and 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions Payable	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of December 31, 2018	1,000,000	$1,000	2,588,693	$2,589	136,953,904	$136,954	$168,006	$12,567,881	$(18,802,928)	$—	$(5,926,498)
Common stock issuable for director services							406,250				406,250
Stock options issued for services								140,668			140,668
Common stock issued for convertible promissory notes					40,676,035	40,676		571,200			611,876
Net Loss									(14,028,165)		(14,028,165)
Balance as of December 31, 2019	1,000,000	$1,000	2,588,693	$2,589	177,629,939	$177,630	$574,256	$13,279,749	$(32,831,093)	$—	$(18,795,869)
Common stock issued for services	—	—	—	—	7,002,000	7,002	(812,773)	859,771	—	—	54,000
Common stock issuable for services	—	—	—	—	—	—	363,569	—	—	—	363,569
Equity interest in QuikLABS issued for cash	—	—	—	—	—	—	—	368,000	—	92,000	460,000
Acquisition of Aire Fitness	—	—	—	—	—	—	—	—	—	113,333	113,333
Common stock issued for settlement of liability	—	—	—	—	1,000,000	1,000	—	57,000	—	—	58,000

Reclassification of preferred stock as mezzanine	(1,000,000)	(1,000)	(2,588,693)	(2,589)	—	—	—	(4,790,884)	—	—	(4,794,473)
Common stock issued for convertible promissory notes	—	—	—	—	679,932,432	679,933	—	1,470,246	—	—	2,150,179
InnovaQor merger	—	—	—	—	—	—	—	219,058	—	(219,058)	—
Net Loss	—	—	—	—	—	—	—	—	(8,071,851)	(47,417)	(8,119,268)
Balance as of December 31, 2020	—	$—	—	$—	865,564,371	$865,565	$125,052	$11,462,940	$(40,902,944)	$(61,142)	$(28,510,529)

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,119,268)	$(14,028,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,054,702	591,069
Amortization	730,940	868,622
Amortization of debt discounts	738,794	2,797,185
Promissory note issued for research and development	1,000,000	—
Note payable issued for legal fees	350,000	—
Gain on conversion of notes payable	775,650	(138,815)
Derivative expense (gain)	(1,140,323)	7,476,908
Gain on extinguishment of debt	(1,252,131)	—
Impairment of goodwill and long-lived assets	2,702,996	949,877
Share-based compensation: Common stock (issued and payable)	417,649	406,250
Stock options	—	140,668
Changes in operating assets and liabilities:
Accounts receivable	254,022	(330,883)
Prepaid expenses and other assets	(138,339)	57,340
Accounts payable and accrued expenses	1,314,086	766,867
Other liabilities	43,969	69,291
Net change in operating lease assets and liabilities	777,680	45,535
Net cash used in operating activities	(489,573)	(328,251)

Cash flows from investing activities:
Acquisition of property and equipment	(424,560)	(103,515)
Purchase of intangibles	(76,798)	---
Payment for business acquisitions, net of cash acquired	460	(798,386)
Net cash used in investing activities	(500,898)	(901,901)

Cash flows from financing activities:
Proceeds from sale of non-controlling interests in QuikLABS	460,000	—
Proceeds from convertible notes and notes payable – related parties	2,400	293,707
Proceeds from convertible notes, loans and advances	1,753,204	2,613,047
Payments on convertible loans, advances and factoring agreements	(1,169,330)	(1,440,139)
Payments on convertible notes and amounts payable – related parties	(212,256)	(50,720)
Payments on financing lease liabilities	(16,410)	(25,357)
Net cash provided by financing activities	817,608	1,390,538

Net change in cash	(172,863)	160,386
Cash and cash equivalents – beginning of period	192,172	31,786

Cash and cash equivalents – end of period	$19,309	$192,172

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.
CONSOLIDATED STATEMENTS
OF CASH FLOWS - CONTINUED

Supplemental Cash Flow Information:

Cash used for:

	2020	2019
Interest expense	$—	$—
Taxes	$—	$—

Non-Cash Investing and Financing Activity:

	2020	2019
Debt discount on factoring agreement	$634,341	$2,011,600
Acquisition of assets of SpeedConnect – Liabilities assumed	$—	$1,894,964
Operating lase liabilities and right of use assets	$—	$5,003,178
Common stock issued for conversion of convertible notes	$2,258,637	—
Convertible Preferred Series A and B reclassified to mezzanine equity	$4,790,884	$—
Acquisition of Aire Fitness – Liabilities assumed	$610,919	$—
Purchase of property and equipment under finance leases	$201,349	$---
InnovaQor Merger- non controlling interest	$219,058	$---

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

The following acquisitions have resulted in entities which have been consolidated into TPTG. In 2014 the Company acquired all the assets of K Telecom and Wireless LLC (“K Telecom”) and Global Telecom International LLC (“Global Telecom”). Effective January 31, 2015, TPTG completed its acquisition of 100% of the outstanding stock of Copperhead Digital Holdings, Inc. (“Copperhead Digital”) and Subsidiaries, TruCom, LLC (“TruCom”), Nevada Utilities, Inc. (“Nevada Utilities”) and CityNet Arizona, LLC (“CityNet”). Effective September 30, 2016, the company acquired 100% ownership in San Diego Media Inc. (“SDM”). In October 2017, we entered into agreements to acquire Blue Collar, Inc. (“Blue Collar”) which closed as of September 1, 2018. On May 7, 2019 we completed the acquisition of a majority of the assets of SpeedConnect, LLC, which assets were conveyed into our wholly owned subsidiary TPT SpeedConnect, LLC (“TPT SC” or “TPT SpeedConnect”) which was formed on April 16, 2019. On January 8, 2020 we formed TPT Federal, LLC (“TPT Federal”), on March 7, 2020 we acquired 75% interest in Bridget Internet, LLC (“Bridge Internet” or “BIC”). On March 30, 2020 we formed TPT MedTech, LLC (“TPT MedTech”) and on June 6, 2020 we formed InnovaQor, Inc (“InnovaQor”). In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC where TPT MedTech owns 80% (as agreed per the operating agreement) of all outside equity investments. Effective August 1, 2020 we closed on the acquisition of 75% of The Fitness Container, LLC (“Air Fitness”). In July 2020, we invested in a Hong Kong company called TPT Global Tech Asia Limited of which we own 78%, and during 2020, InnovaQor did a reverse merger with Southern Plains of which there ended up being a non controlling interest of 6% as of December 31, 2020. The name of InnovaQor remained for the merged entities but was changed to TPT Strategic, Inc. on March 21, 2021.

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

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the wholly-owned accounts of K Telecom and Global, Copperhead Digital, SDM, Blue Collar, TPT SpeedConnect, TPT Federal, BIC, TPT MedTech, InnovaQor, Quiklab 1, QuikLAB 2, QuikLAB 3, QuikLAB 4, Aire Fitness and TPT Global Tech Asia Limited. The consolidated financial statements also give effects to non-controlling interests of the QuikLABs of 20%, Aire Fitness of 25%, TPT Global Tech Asia Limited of 22% and InnovaQor of 6%, where appropriate. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts presented in previously issued financial statements have been reclassified in these financial statements. During 2019, impairment expense of $949,872 was recorded in Other Income (Expense) in the statement of operations and has been reclassified to Operating Expenses to be consistent with the current period presentation.

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the years ended December 31, 2020 and 2019. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the years ended December 31, 2020 and 2019 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the year ended December 31, 2020	For the year ended December 31, 2019
TPT SpeedConnect	$9,958,770	$8,002,875
Blue Collar	1,051,120	1,941,955
San Diego Media	14,405	23,683
TPT MedTech	30,484	—
Copperhead Digital	—	189,511
Other	—	749
Total Services Revenues	$11,054,779	$10,158,772
K Telecom – Product Revenue	39,391	53,605
Total Revenue	$11,094,170	$10,212,377

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 10 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue for TPT SpeedConnect at December 31, 2020 and 2019 are $292,847 and $305,741, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue at December 31, 2020 and 2019. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

TPT MedTech: Medical Testing Revenue

TPT MedTech operates in the Point of Care Testing (“POCT”) market by primarily offering mobile medical testing facilities and software equipped for mobile devices to monitor and manage personalized healthcare. Services used from our mobile medical testing facilities are billing through credit cards at the time of service. Revenue is generated from our software platform as users sign up for our mobile healthcare monitor and management application and tests are performed. If medical testing is in one our own owned facility, the usage of the software application is included in the testing fees. If the testing is in a non-owned outside contracted facility, fees are generated from the usage of the software application on a per test basis and billed monthly.

TPT MedTech also offers two products. One is to build and sell its mobile testing facilities called QuikLABs designed for mobile testing. This is used by TPT MedTech for its own testing services. The other is a sanitizing unit called SANIQuik which is used as a safe and flexible way to sanitize providing an additional routine to hand washing and facial coverings. The SANIQuik has not yet been approved for sale in the United States but has in some parts of the European community. Revenues from these products are recognized when a product is delivered, the sales transaction considered closed and accepted by a customer. There are no financing terms or variable transaction prices for either of these products.

Copperhead Digital: ISP and Telecom Revenue

Copperhead Digital operated as a regional internet and telecom services provider operating in Arizona under the trade name Trucom. Although there are currently no customers and it will take capital to reopen this revenue stream, Copperhead Digital operated as a wireless telecommunications Internet Service Provider (“ISP”) facilitating both residential and commercial accounts. Copperhead Digital’s primary business model was subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resold third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services was recognized as the transaction with the customer is considered closed and the customer received and accepted the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date was detailed on monthly invoices distributed to customer. Services billed monthly in advance were deferred to the proper period as needed. Deferred revenue was contract liabilities for cash received before performance obligations for monthly services are satisfied. Certain of its products required specialized installation and equipment. For telecom products that included installation, if the installation met the criteria to be considered a separate element, product revenue was recognized upon delivery, and installation revenue was recognized when the installation was complete. The Installation Technician collected the signed quote containing terms and conditions when installing the site equipment at customer premises.

Revenue for installation services and equipment was billed separately from recurring ISP and telecom services and was recognized when equipment was delivered, and installation was completed. Revenue from ISP and telecom services was recognized monthly over the contractual period, or as services were rendered and accepted by the customer.

The overwhelming majority of revenue was recognized when transactions occurred. Since installation fees were generally small relative to the size of the overall contract and because most contracts were for a year or less, the impact of not recognizing installation fees over the contract was immaterial.

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

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. There are no cash equivalents as of December 31, 2020 and 2019.

Accounts Receivable

We establish an allowance for potential uncollectible accounts receivable. All accounts receivable 60 days past due are considered uncollectible unless there are circumstances that support collectability. Those circumstances are documented. As of December 31, 2020 and 2019, the allowance for uncollectible accounts receivable was $762,815 and $881,676, respectively. Receivables are charged off when collection efforts cease.

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

We test goodwill balances for impairment on an annual basis as of December 31st or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment using a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. Based on our impairment testing, we recorded impairment charges of $853,366 and $70,995 of goodwill during the years ended December 31, 2020 and 2019, respectively.

Intangible Assets

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

Long-Lived Assets

We periodically review the carrying amount of our depreciable long-lived assets for impairment which include property and equipment and intangible assets. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2020, we adjusted the net book value to zero for the net book value of the equipment of Copperhead Digital as it became doubtful with no customers that the estimated future cash flows would recover the net book value. We recorded impairment expenses of $1,849,630 and $878,877, respectively, for the years ended December 31, 2020 and 2019.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2020 and 2019, the Company had shares that were potentially common stock equivalents as follows:

	2020	2019
Convertible Promissory Notes	175,316,748	1,506,387,647
Series A Preferred Stock (1)	1,243,987,624	199,728,891
Series B Preferred Stock	2,588,693	2,588,693
Stock Options and warrants	4,333,333	6,333,333
	1,426,226,398	1,715,038,564
_____________________
(1)
Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of the then outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 1,000,000,000 shares are currently authorized.

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

As of December 31, 2020 and 2019, two customer accounts receivable balances were 78% and 91%, respectively, of our aggregate accounts receivable from revenues.

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at December 31, 2020 and 2019 consisted of cash equivalents, accounts receivable, accounts payable and debt. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of December 31, 2020 are the following:

Derivative Instrument	Fair Value
Fair value of Auctus Convertible Promissory Note	$4,227,656
Fair value of EMA Financial Convertible Promissory Note	1,001,780
Fair value of Warrants issued with the derivative instruments	35,703
$5,265,139

Research and Development

Our research and development programs focus on telecommunications products and services. Research and development costs are expensed as incurred. Any payments received from external parties to fund our research and development activities reduce the recorded research and development expenses.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs of zero for the years ended December 31, 2020 and 2019, respectively.

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

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company had issued financial instruments including convertible promissory notes payable with features during 2019 that were either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The Company estimates the fair values of derivative financial instruments using the Monte Carlo model. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates (such as volatility, estimated life and interest rates) that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes.

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

As of December 31, 2020, the Company marked to market the fair value of the debt derivatives and determined a fair value of $5,265,139 ($5,229,436 from the convertible notes and $35,703 from the warrants) in Note 6. The Company recorded a gain from change in fair value of debt derivatives of $1,140,323 for the year ended December 31, 2020. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 190.9% to 350.8%, (3) weighted average risk-free interest rate of 0.09% to 0.12% (4) expected life of 0.25 to 1.4 years, and (5) the quoted market price of $0.03 for the Company’s common stock.

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

The Fitness Container, LLC (DBA Aire Fitness)

On June 1, 2020, the Company signed an agreement for the acquisition of a majority interest in San Diego based manufacturing company, The Fitness Container, LLC dba “Aire Fitness” (www.airefitness.com), for 500,000 shares of common stock in TPT, vesting and issuable after the common stock reaches at least a $1.00 per share closing price in trading, a $500,000 promissory note payable primarily out of future capital raising and a 10% gross profit royalty from sales of drive through lab operations for the first year. Aire Fitness, in which TPT owns 75% is a California LLC founded in 2014 focused on custom designing, manufacturing, and selling high-end turnkey outdoor fitness studios and mobile medical testing labs. Aire Fitness has contracted with YMCAs, Parks and Recreation departments, Universities and Country Clubs which are currently using its mobile gyms.  Aire Fitness’ existing and future clients will be able to take advantage of TPT’s upcoming Broadband, TV and Social Media platform to offer virtual classes utilizing the company’s mobile gyms. The agreement included an employment agreement for Mario Garcia, former principal owner, which annual employment is to be at $120,000 plus customary employee benefits. This agreement was closed August 1, 2020.

The Company evaluated this acquisition in accordance with ASC 805-10-55-4 to discern whether the assets and operations of the assets purchased met the definition of a business. The company concluded that there are processes and sufficient inputs into outputs. Accordingly, the Company accounted for this transaction as a business combination and allocated the purchase price as follows:

Consideration given at fair value:
Note payable, net of discount	$340,000
Accounts payable	157,252
Non-controlling interest	113,333
$610,585

Assets acquired at fair value:
Cash	$460
Accounts receivable	39,034
$39,494
Goodwill	$571,091

Included in the consolidated statement of operations for the year ended December 31, 2020 is $56,300 of expenses which primarily related to payroll expenses. The were no outside revenues generated by Aire Fitness recorded From August 1, 2020 through December 31, 2020.

Had the acquisitions of TPT SpeedConnect and Aire Fitness occurred on January 1, 2019, condensed proforma results of operations for the years ended December 31, 2020 and 2019 would be as follows:

	2020	2019
Revenue	11,191,709	$11,630,775
Cost of Sales	7,270,166	6,513,624
Gross Profit	3,921,543	$5,117,151
Expenses	(12,305,652)	(7,844,692)
Other income (expense)	85,071	(10,875,850)
Net Loss	(8,299,039)	$(13,603,391)
Loss per share	(0.01)	$(0.10)

EPIC Reference Labs, Inc. Acquisition

On August 6, 2020, TPT MedTech signed a binding letter of intent with Rennova to acquire EPIC Reference Labs, Inc. (“EPIC”), wholly owned subsidiary of Rennova, for $750,000, comprised of a deposit of $25,000 within five days of signing and the remainder due either from 20% of net proceeds received from fund raising that the Company had initiated and as evidenced by SEC Filings or a minimum payment of $25,000 per month until paid in full. The first $25,000 payment was made and was accounted for as a deposit in the consolidated balance sheet. All defined laboratory equipment and a $100,000 lease deposit were to be excluded from the sales price. All liabilities incurred up to signing were to be discharged. Receivables existing at signing were to be 100% ownership of Rennova. There were no other significant assets. This acquisition would allow TPT MedTech to own a license to operate medical testing facilities.

TPT MedTech and Rennova subsequently agreed that the acquisition would be of an asset acquisition of substantially all of the assets of EPIC instead of acquiring the stock of EPIC, but that all other terms were to be consistent with the binding letter of intent. Until the change of ownership of the assets was complete, Rennova started operating the laboratory under a management agreement dated August 6, 2020 between TPT MedTech, LLC and Rennova. There are approximately $19,000 of expenses in our consolidated statement of operations under the management agreement.

Subsequently, TPT MedTech decided that it would not acquire the assets of EPIC and terminated its relationship with EPIC. The $25,000 deposit was then expensed to the statement of operations for the year ended December 31, 2020.

Rennova Acquisition Agreement

Effective December 31, 2020, the Company completed its acquisition agreement (“Rennova Acquisition Agreement”) with Rennova Health, Inc. (“Rennova”), an owner and operator of rural hospitals in Tennessee, and InnovaQor, to merge Rennova’s software and genetic testing interpretation divisions, Health Technology Solutions, Inc. (HTS) and Advanced Molecular Services Group, Inc., (AMSG) and their subsidiaries into InnovaQor. After closing, these entities were to operate as wholly owned subsidiaries of InnovaQor which then would have been controlled by Rennova. Closing was subject to a number of customary conditions for a transaction of this nature and was intended to happen on or before January 31, 2020.

InnovaQor had previously completed a license agreement giving it certain rights to assets and technology from the Company’s proprietary live streaming communication technology. As part of the license agreement InnovaQor and TPT had agreed on a development project to create a next generation telehealth type platform. It was intended to combine the TPT and Rennova assets and technology into a smart phone and computer accessible healthcare platform to facilitate a patient’s immediate access to healthcare and their local hospital or doctors office, for initial consultation, scheduling of appointments and follow on care and other added value services that may be one off or recurring.

Rennova had agreed to complete the necessary steps and SEC filings with the intent to facilitate TPT shareholders receiving approximately 2,500,000 shares in InnovaQor, and Rennova’s shareholders receiving approximately $5M of Preference shares which were be converted to common shares. As described in the Rennova Acquisition Agreement, TPT, or its assigns, was to retain direct ownership of a further 3,500,000 shares and Rennova and retain ownership of an additional $17.5M of preference shares with certain conversion rights and restrictions, making it the contolling entity of InnovaQor.

Rennova terminated the Rennova Acquisition Agreement effective March 5, 2021 and the Company agreed to this termination with both parties not able to come to agreement of final terms.

InnovaQor Merger with Southern Plains

On August 1, 2020, InnovaQor, a wholly-owned subsidiary of the Company, entered into a Merger Agreement with the publicly traded company Southern Plains Oil Corp. (OTC PINK: SPLN prior to Merger Agreement). The SPLN Merger moved the Company’s subsidiary InnovaQor one step closer to completing a recently executed Asset Purchase Agreement with Rennova Health, Inc. The Merger also positioned InnovaQor to trade on the OTC Market, which InnovaQor is now traded under INOQ. The Company was to receive 6,000,000 common shares as part of the Merger Agreement out of a total of 6,400,667 common shares outstanding.

During August, InnovaQor authorized a Series A Super Majority Preferred Stock valued at $350,000 by management and issued to a third party in exchange for legal services. Effective September 30, 2020, the Series A Super Majority Preferred Stock was exchanged with TPT for a note payable of $350,000 payable in cash or common stock (see Note 5(1)). As such, as of September 30, 2020, the Company, for accounting purposes, took control of the merged InnovaQor and reflected in it’s consolidated balance the consolidated balance sheet of InnovaQor which assets and liabilities were di minimus. The merger was a reverse merger with Southern Plains of which there ended up being a non controlling interest of 6% as of December 31, 2020. The name of InnovaQor remained for the merged entities but was changed to TPT Strategic, Inc. on March 21, 2021.

A License Agreement that was originally signed between the Company and InnovaQor for software development but rescinded March 30, 2021 and the issuance of 6,000,000 shares of common stock were cancelled.

Bridge Internet Acquisition

On March 6, 2020, the Company executed an Acquisition and Purchase Agreement (“Agreement”) dated March 6, 2020 with Bridge Internet, LLC (“Bridge Internet”), a Delaware Limited Liability Company. On December 23, 2020, the Company and prior owner agreed to terminate the agreement.

The Agreement stated that the Company had acquired 75% of Bridge Internet for 8,000,000 shares of common stock of TPT Global Tech, Inc., 4,000,000 common shares issued to Sydney “Trip” Camper immediately and 4,000,000 common shares would vest equally over two years. As sufficient funding was raised by the Company, defined as approximately $3,000,000, marketing funds of up to $200,000 per quarter for the next year were to be provided. Sydney “Trip” Camper, would retain the remaining 25% of Bridge Internet and stay on as the CEO. This Agreement was terminated as if there were no agreement. Any monies paid as contractor payments by the Company are to be maintained and the Company is to have no liabilities related to Bridge Internet of any sort.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2020 and 2019. Financing activities described below have helped with working capital and other capital requirements.

We incurred $8,119,268 and $14,028,165, respectively, in losses, and we used $489,573 and $328,251, respectively, in cash for operations for the years ended December 31, 2020 and 2019. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-loved assts and share-based compensation which totaled to a net $5,378,277 for 2020 and $13,091,764 for 2019.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. For the year ended December 31, 2020, we had a net increase in our assets and liabilities of $2,251,418 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and an increase in the balances from our operating lease liabilities. For the year ended December 31, 2019 we had a net increase to our assets and liabilities of $608,150 for similar reasons.

Cash flows from financing activities were $817,608 and $1,390,538 for the years ended December 31, 2020 and 2019, respectively. For the year ended December 30, 2020, these cash flows were generated primarily from proceeds from proceeds from sale of non-controlling interests in QuikLABS of $460,000, proceeds from convertible notes, loans and advances of $1,753,204 offset by payment on convertible loans, advances and factoring agreements of $1,169,330 and payments on convertible notes and amounts payable – related parties of $212,256. For the year ended December 31, 2019, cash flows from financing activities primarily came from proceeds from convertible notes, loans and advances of $2,613,047 offset by payments on convertible loans, advances and factoring agreements of $1,440,139.

Cash flows used in investing activities were $500,898 and $901,901, respectively, for the years ended December 31, 2020 and 2019. For the year ended December 31, 2020 these cash flows were used primarily for the acquisition of property and equipment of $424,560 and the purchase of intangibles of $76,798. For the year ended December 31, 2019 cash flows for investing activities were used to acquire property and equipment and the payment for business acquisitions.

These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After close monitoring and responses and guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, around March 18, 2020 for a period of time, the Company closed its Blue Collar office in Los Angeles and its TPT SpeedConnect offices in Michigan, Idaho and Arizona.  Most employees were working remotely, however this is not possible with certain employees and all subcontractors that work for Blue Collar. The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible extensions to all or part of such closures.

The Company has taken advantage of the stimulus offerings and received $722,200 in April 2020 and $680,500 in February 2021 and believes it has used these funds as is prescribed by the stimulus offerings to have the entire amounts forgiven. The Company has applied for forgiveness of the original stimulus of $722,200. The forgiveness process for stimulus funded in February 2021 has not begun. The Company will try and take advantage of additional stimulus as it is available and is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues continue to decline because of the COVID-19 closures.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of December 31, 2020 and 2019 are as follows:

	2020	2019
Property and equipment:
Telecommunications fiber and equipment	$2,530,167	5,203,000
Film production equipment	369,903	369,903
Medical equipment	133,329	—
Office furniture and equipment	86,899	85,485
Leasehold improvements	18,679	18,679
Total Property ad equipment	3,138,977	5,677,067
Accumulated depreciation	(993,380)	(1,253,919)
Property and equipment, net	$2,145,597	4,423,148

Depreciation expense was $1,054,702 and $591,069 for the years ended December 31, 2020 and 2019, respectively.

During the year ended December 31, 2019, the Company had a change in useful life for its telecommunications fiber and equipment related to Copperhead Digital resulting from managements evaluation of its remaining useful life in light of the decrease in revenues for which it was being used. The useful life was decreased from its original 20 years when it was acquired in 2015 to five years. Subsequently, as of December 31, 2020, management adjusted the net book value of this equipment to zero as it became doubtful with no customers that the estimated future cash flows would recover the net book value. This resulted in an expense for impairment of $1,849,630 to the statement of operations for the year ended December 31, 2020.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of December 31, 2020 and 2019 are as follows:

	2020	2019
Loans and advances (1)	$2,517,200	$1,121,640
Convertible notes payable (2)	1,711,098	2,101,649
Factoring agreements (3)	635,130	223,618
Debt – third party	$4,863,428	$3,446,907

Line of credit, related party secured by assets (4)	$3,043,390	3,043,390
Debt– other related party, net of discounts (5)	7,423,334	5,950,000
Convertible debt – related party (6)	922,481	922,881
Shareholder debt (7)	93,072	303,688
Debt – related party	$11,482,277	$10,219,959

Total financing arrangements	$16,345,705	$13,666,866

Less current portion:
Loans, advances and factoring agreements – third party	$(2,308,753)	$(344,758)
Convertible notes payable third party	(1,711,098)	(2,101,649
Debt – related party, net of discount	(10,559,796)	(9,297,078)
Convertible notes payable– related party	(922,481)	(534,381)
	(15,502,128)	(12,277,866)
Total long term debt	$843,577	$1,389,000
_____________________________
(1) The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month LIBOR plus 2%, 2.2% as of December 31, 2020, and is secured by assets of the Company, was due August 31, 2020, as amended, and included 8,000 stock options as part of the terms which options expired December 31, 2019 (see Note 7).

$500,500 is a line of credit that Blue Collar has with a bank, bears interest at Prime plus 1.125%, 4.38% as of December 31, 2020, and is due March 25, 2021. The Company is working with the bank on an extension of the due date.

$363,558 is a bank loan dated May 28, 2019 which bears interest at Prime plus 6%, 9.25% as of December 31, 2020, was interest only for the first year, thereafter beginning in June of 2020 payable monthly of principal and interest of $22,900 until the due date of May 1, 2022. The bank loan is collateralized by assets of the Company.

$722,220 represents loans under the COVID-19 Pandemic Paycheck Protection Program (“PPP”) originated in April of 2020. The Company believes that it has used the funds such that 100% will be forgiven. The applications for forgiveness have been submitted to the Small Business Administration. If any of the PPP loans are not forgiven then, per the PPP, the unforgiven loan amounts will be payable monthly over a five-year period of which payments are to begin no later than 10 months after the covered period as defined at a 1% annual interest rate.

On June 4, 2019, the Company consummated a Securities Purchase Agreement with Odyssey Capital Funding, LLC. (“Odyssey”) for the purchase of a $525,000 Convertible Promissory Note (“Odyssey Convertible Promissory Note”). The Odyssey Convertible Promissory Note was due June 3, 2020, paid interest at the rate of 12% (24% default) per annum and gave the holder the right from time to time, and at any time during the period beginning six months from the issuance date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price was 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Odyssey Convertible Promissory Note could be prepaid in full at 125% to 145% up to 180 days from origination. Through June 3, 2020, Odyssey converted $49,150 of principal and $4,116 of accrued interest into 52,961,921 shares of common stock of the Company. On June 8, 2020, Odyssey agreed to convert the remaining principal and accrued interest balance on the Odyssey Convertible Promissory Note of $475,850 and $135,000, respectively, to a term loan payable in six months in the form of a balloon payment, earlier if the Company has a funding event, bearing simple interest on the unpaid balance of 0% for the first three months and then 10% per annum thereafter. This loan is in default. The Company is negotiating with Odyssey for repayment.

Effective September 30, 2020, we entered into a Purchase Agreement by which we agreed to purchase the 500,000 outstanding Series A Preferred shares of InnovaQor, Inc., our majority owned subsidiary, in an agreed amount of $350,000 in cash or common stock, if not paid in cash, at the five day average price preceding the date of the request for effectiveness after the filing of a registration statement on Form S-1. This was modified December 28 and 29, 2020, to provide for registration of 7,500,000 common shares for resale at the market price. Any balance due on notes will be calculated after an accounting for the net sales proceeds from sale of the stock by February 28, 2021 and may be paid in cash or stock thereafter. The Series A Preferred shares are being purchased from the Michael A. Littman, Atty. Defined Benefit Plan. The $350,000 is included as a Note Payable as of December 31, 2020 and bears no interest.

The remaining balances generally bear interest at approximately 10%, have maturity dates that are due on demand or are past due, are unsecured and are classified as current in the balance sheets.

(2) During 2017, the Company issued convertible promissory notes in the amount of $67,000 (comprised of $62,000 from two related parties and $5,000 from a former officer of CDH), all which were due May 1, 2020 and bear 6% annual interest (12% default interest rate). The convertible promissory notes are convertible, as amended, at $0.25 per share. These convertible promissory notes were not repaid May 1, 2020, and are delinquent. The Company is working to renegotiate these promissory notes.

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

On March 25, 2019, the Company consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 Convertible Promissory Note (“Auctus Convertible Promissory Note”). The Auctus Convertible Promissory Note is due December 18, 2019, pays interest at the rate of 12% (24% default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date or at the effective date of the registration of the underlying shares of common stock, which the holder has registration rights for, to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lessor of the lowest trading price during the previous 25 trading days prior the date of the Auctus Convertible Promissory Note or 50% multiplied by the average of the two lowest trading prices for the common stock during the previous 25 trading days prior to the applicable conversion date. The Auctus Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Auctus converted $33,180 of principal and $142,004 of accrued interest into 376,000,000 shares of common stock of the Company prior to December 31, 2020. 2,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 8.

On June 6, 2019, the Company consummated a Securities Purchase Agreement with JSJ Investments Inc. (“JSJ”) for the purchase of a $112,000 Convertible Promissory Note (“JSJ Convertible Promissory Note”). The JSJ Convertible Promissory Note is due June 6, 2020, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lower of the market price, as defined, or 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The JSJ Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. JSJ converted $43,680 of principal into 18,500,000 shares of common stock of the Company prior to December 31, 2020. In addition, on February 25, 2020 the Company repaid for $97,000, including a premium and accrued interest, for all remaining principal and accrued interest balances as of that day. 333,333 warrants were issued in conjunction with the issuance of this debt. See Note 8.

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note is due June 11, 2020, pays interest at the rate of 12% (principal amount increases 200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. The EMA Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Prior to December 31, 2020, EMA converted $35,366 of principal into 147,700,000 shares of common stock of the Company. 1,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 8.

The Company is in default under its derivative financial instruments and received notice of such from Auctus and EMA for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. It was the intent of the Company to pay back all derivative securities prior to the due dates but that has not occurred in case of Auctus or EMA. As such, the Company is currently in negotiations with Auctus and EMA and relative to extending due dates and changing terms on the Notes. The Company has been named in a lawsuit by EMA for failing to comply with a Securities Purchase Agreement entered into in June 2019. See Note 9 Other Commitments and Contingencies.

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

(3) $101,244 of the Factoring Agreements is with full recourse, due February 29, 2020, as amended, was established in June 2016 with a company that is controlled by a shareholder and is personally guaranteed by an officer of the Company. This Factoring Agreement is such that the Company pays a discount of 2% per each 30-day period for each advance received against accounts receivable or future billings. The Company was advanced funds from this Factoring Agreement for which $101,244 and $101,244 in principal remained unpaid as of December 31, 2020 and December 31, 2019, respectively.

On May 8, 2019, the Company entered into a factoring agreement with Advantage Capital Funding (“2019 Factoring agreement”). $500,000, net of expenses, was funded to the Company with a promise to pay $18,840 per week for 40 weeks until a total of $753,610 was paid which occurred in February 2020.

On February 21, 2020, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (“2020 Factoring Agreement”). The balance to be purchased and sold is $716,720 for which the Company received $500,000, net of fees. Under the 2020 Factoring Agreement, the Company was to pay $14,221 per week for 50 weeks at an effective interest rate of approximately 43% annually. However, due to COVID-19 the payments under the 2020 Factoring Agreement were reduced temporarily, to between $9,000 and $11,000 weekly, of which $144,119 in payments have been deferred to be paid at the end of the 50-week term. The 2020 Factoring Agreement includes a guaranty by the CEO of the Company, Stephen J. Thomas III.

On November 13, 2020, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (“2020 NewCo Factoring Agreement”). The balance to be purchased and sold is $326,400 for which the Company received $232,800, net of fees. Under the 2020 NewCo Factoring Agreement, the Company is to pay $11,658 per week for 28 weeks at an effective interest rate of approximately 36% annually. The 2020 NewCO Factoring Agreement includes a guaranty by the CEO of the Company, Stephen J. Thomas III.

On December 11, 2020, the Company entered into an Agreement for the Purchase and Sale of Future Receipts with Samson MCA LLC (“Samson Factoring Agreement”). The balance to be purchased and sold is $162,500 for which the Company received $118,625, net of fees. Under the Samson Factoring Agreement, the Company is to pay $8,125 per week for 20 weeks at an effective interest rate of approximately 36%. The Samson Factoring Agreement includes a guaranty by the CEO of the Company, Stephen J. Thomas III.

On December 11, 2020, the Company entered into a consolidation agreement for the Purchase and Sale of Future Receipts with QFS Capital (“QFS Factoring Agreement”). The balance to be purchased and sold is $976,918 for which the Company receives weekly payments of $29,860 for 20 weeks and then $21,978 for 4 weeks and then $11,669 in the last week of receipts all totaling $696,781 net of fees. During the same time, the Company is required to pay weekly $23,087 for 42 weeks at an effective interest rate of approximately 36% annually. The QFS Factoring Agreement includes a guaranty by the CEO of the Company, Stephen J. Thomas III.

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 2.14% as of December 31, 2020, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling $85,120 which expired as of December 31, 2019 (see Note 8) and was due, as amended, August 31, 2020. The Company is in negotiations to refinance this Line of Credit.

During the years ended December 31, 2019 and 2018, those same shareholders and one other have loaned the Company money in the form of convertible loans of $136,400 and $537,200, respectively, described in (2) and (6).

(5) $350,000 represents cash due to the prior owners of the technology acquired in December 2016 from the owner of the Lion Phone which is due to be paid as agreed by the Company and the former owners of the Lion Phone technology and has not been determined.

$4,000,000 represents a promissory note included as part of the consideration of ViewMe Live technology acquired in 2017, later agreed to as being due and payable in full, with no interest with $2,000,000 from debt proceeds and the remainder from proceeds from a second Company public offering.

$1,000,000 represents a promissory note which was entered into on May 6, 2020 for the acquisition of Media Live One Platform from Steve and Yuanbing Caudle for the further development of software. This was expensed as research and development in the year ended December 31, 2020. This $1,000,000 promissory note is non-interest bearing, due after funding has been received by the Company from its various investors and other sources. Mr. Caudle is a principal with the Company’s ViewMe technology.

On September 1, 2018, the Company closed on its acquisition of Blue Collar. Part of the acquisition included a promissory note of $1,600,000 and interest at 3% from the date of closure. The promissory note is secured by the assets of Blue Collar.

$473,334, net of a discount of $26,666 represents a Note Payable related to the acquisition of 75% of Aire Fitness, payable six months from the date of the note or as agreed by the Company out of future capital raising efforts and does not accrue interest.

(6) During 2016, the Company acquired SDM which consideration included a convertible promissory note for $250,000 due February 29, 2019, as amended, does not bear interest, unless delinquent in which the interest is 12% per annum, and is convertible into common stock at $1.00 per share. The SDM balance is $181,981 as of December 31, 2020. As of March 1, 2020, this convertible promissory note is delinquent.

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

During the year ended December 31, 2020, the holders of approximately $4,700,000 of existing financing arrangements agreed to exchange their debt and accrued interest for Series D Preferred Stock through a separate $12 Million Private Placement of Series D Preferred Stock (“$12 Million Private Placement”), conditioned on the Company raising at least $12,000,000. To date, this condition has not been met.

See Lease financing arrangement in Note 9.

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

The derivative liability as of December 31, 2020, in the amount of $5,265,139 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2020.

Debt Derivative Liabilities
Balance, December 31, 2018	$—
Debt discount from initial derivative	1,774,000
Initial fair value of derivative liabilities	2,601,631
Change in derivative liability from conversion of notes payable	(407,654)
Change in fair value of derivative liabilities at end of period	4,868,537
Balance, December 31, 2019	$8,836,514
Change in derivative liabilities from conversion of notes payable	(1,144,290)
Change in derivative liabilities from the Odyssey conversion to a term loan	(1,286,762)
Change in fair value of derivative liabilities at end of period – derivative expense	(1,140,323)
Balance, December 31, 2020	$5,265,139

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

As of December 31, 2020, the Company marked to market the fair value of the debt derivatives and determined a fair value of $5,265,139 comprised of $5,229,436 from the convertible notes (Note 5) and $35,703 from the warrants (Note 8). The Company recorded a gain from change in fair value of debt derivatives of $1,140,323 for the year ended December 31, 2020. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 190.9% to 350.8%, (3) weighted average risk-free interest rate of 0.09% to 0.12% (4) expected life of 0.25 to 1.4 years, and (5) the quoted market price of $0.03 for the Company’s common stock.

See Financing lease arrangements in Note 9.

NOTE 7 - INCOME TAXES

The following table sets forth the components of the Company’s income tax expense (benefit) for the years ended December 31, 2020 and 2019:

Current:	2020	2019
Federal State and local	$—	—
Total Current	$—	—
Deferred:
Federal State and local benefit	$(1,705,046)	(2,945,915)
Net operating loss, net of state tax effect	(60,546)	(107,011)
Meals and entertainment	4,459	4,506
Stock based expenses	87,706	124,124
Impairment	567,629	199,473
Amortization	153,497	182,411
Derivative expense	239,468	—
Other	—	61,472
Change in allowance	712,833	2,480,939
Total Benefit	$—	—

The following table sets forth a reconciliation of the Company’s income tax expense (benefit) as the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2020 and 2019:

	2020	2019
Income tax at Federal statutory rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Stock based compensation	(0%)	(0%)
Net operating loss, net of state tax effect	(1%)	(1%)
Other	(1%)	(1%)
Total	—	—

The following table sets forth the components of the Company’s deferred income taxes as of December 31, 2020 and 2019:

Current deferred tax assets (liabilities):	2020	2019
Valuation allowance	$—	—
Total current deferred tax asset (liability)	$—	—

Noncurrent deferred tax assets (liabilities):
Derivative (gain) expense	$1,330,683	1,570,151
Intangible assets amortization	956,355	802,857
Net operating loss carry forwards	2,752,287	2,140,224
Stock base compensation	1,743,527	1,655,821
Other	99,034	—
Less; Valuation allowance	$(6,881,886)	(6,169,052)
Total noncurrent deferred tax asset (liability)	—	—

Total deferred tax asset (liability)	$—	—

The Company has approximately $13,100,000 and $10,000,000 of net operating loss carry forwards as of December 31, 2020 and 2019, respectively, which expire in varying amounts, if unused. Because of the change in ownership of more than 50% of the Company in accordance with Section 382 of the IRS Code, these net operating loss carry forwards may be significantly limited to use in future periods.

NOTE 8 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of December 31, 2020, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.

Series A Convertible Preferred Stock

The Company designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock. In February 2015, the Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock to Stephen Thomas, Chairman, CEO and President of the Company, valued at $3,117,000 for compensation expense. These shares are outstanding as of December 31, 2020.

The Series A Preferred Stock has a par value of $.001, is redeemable at the Company’s option at $100 per share, is senior to any other class or series of outstanding Preferred Stock or Common Stock and does not bear dividends. The Series A Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and amended, of an amount equal to amounts payable owing, including contingency amounts where Holders of the Series A have personally guaranteed obligations of the Company. Holders of the Series A Preferred Stock shall, collectively have the right to convert all of their Series A Preferred Stock when conversion is elected into that number of shares of Common Stock of the Company, determined by the following formula: 60% of the issued and outstanding Common Shares as computed immediately after the transaction for conversion. For further clarification, the 60% of the issued and outstanding common shares includes what the holders of the Series A Preferred Stock may already hold in common shares at the time of conversion. The Series A Preferred Stock, collectively, shall have the right to vote as if converted prior to the vote to a number of shares equal to 60% of the outstanding Common Stock of the Company.

During the year ended December 31, 2020, the Series A Preferred Stock was reclassified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Series B Convertible Preferred Stock

In February 2015, the Company designated 3,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock.

The Series B Preferred Stock was designated in February 2015, has a par value of $.001, is not redeemable, is senior to any other class or series of outstanding Preferred Stock, except the Series A Preferred Stock, or Common Stock and does not bear dividends. The Series B Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and currently the Series A Preferred Stock, and of an amount equal to $2.00 per share. Holders of the Series B Preferred Stock have a right to convert all or any part of the Series B Preferred Shares and will receive and equal number of common shares at the conversion price of $2.00 per share. The Series B Preferred Stockholders have a right to vote on any matter with holders of Common Stock and shall have a number of votes equal to that number of Common Shares on a one-to- one basis.

There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2020. During the year ended December 31, 2020, the Series B Preferred Stock was reclassified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Series C Convertible Preferred Stock

In May 2018, the Company designated 3,000,000 shares of Preferred Stock as Series C Convertible Preferred Stock.

The Series C Preferred Stock has a par value of $.001, is not redeemable, is senior to any other class or series of outstanding Preferred Stock, except the Series A and Series B Preferred Stock, or Common Stock and does not bear dividends. The Series C Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and currently the Series A and B Preferred Stock, and of an amount equal to $2.00 per share. Holders of the Series C Preferred Stock have a right to convert all or any part of the Series C Preferred Shares and will receive an equal number of common shares at the conversion price of $0.15 per share. The Series C Preferred Stockholders have a right to vote on any matter with holders of Common Stock and shall have a number of votes equal to that number of Common Shares on a one-to-one basis.

There are no shares of Series C Convertible Preferred Stock outstanding as of December 31, 2020. There are approximately $688,500 in convertible notes payable convertible into Series C Convertible Preferred Stock which compromise some of the common stock equivalents calculated in Note 1.

Series D Convertible Preferred Stock

On June 15, 2020, the Company amended its Series D Designation from January 14, 2020. This Amendment changed the number of shares to 10,000,000 shares of the authorized 100,000,000 shares of the Company's $0.001 par value preferred stock as the Series D Convertible Preferred Stock ("the Series D Preferred Shares.").

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

As of December 31, 2020, there are no Series D Preferred shares outstanding as amended.

During the year ended December 31, 2020, the related party holders of approximately $4,700,000 of existing financing arrangements agreed to exchange their debt and accrued interest for 940,800 Series D Preferred Stock through a separate $12 Million Private Placement of Series D Preferred Stock (“$12 Million Private Placement”), conditioned on the Company raising at least $12,000,000. To date, this condition has not been met.

Common Stock

As of December 31, 2020, we had authorized 1,000,000,000 shares of Common Stock, of which 865,564,371 common shares are issued and outstanding.

Common Stock Issued for Conversion of Debt

During the year ended December 31, 2020, the Company issued 679,932,432 of common shares for $232,430 of principal and $104,300 of interest, resulting in a loss on conversion of $775,650. In addition, the Company issued 1,000,000 common shares in exchange for $58,000 of legal liabilities.

Common Stock Issued for Expenses and Liabilities

The Company also entered into a twelve-month general consulting agreement with a third party to provide general business advisory services to be rendered through March 30, 2019 for 1,000,000 restricted shares of common stock and 1,000,000 options to purchase restricted common shares at $0.10 per share for 36 months from the time of grant. The fair value of the common shares granted was based on the Company’s stock price of $0.155 per share, or $155,000 of which $0 and $34,444 was expensed during the period for the portion of service term complete as of December 31, 2020 and 2019.

In addition, in the year ended December 31, 2020 1,000,000 shares were issued to a consultant as a bonus for IR consulting services performed which the Company recorded $58,000 of compensation expense. These shares were valued at their fair value on the day they were granted for which the Company recorded $54,000 in the statement of operations as share-based compensation.

Subscription Payable

As of December 31, 2020, the Company has recorded $125,052 in stock subscription payable, which equates to the fair value on the date of commitment, of the Company’s commitment to issue the following common shares:

Unissued shares for conversion of debt	14,667
Unissued shares for TPT MedTech consulting agreements	300,000
Unissued shares for TPT consulting agreements	4,150,000
Shares receivable under terminated acquisition agreement	(3,096,181)
Net commitment	(1,368,486)

During the years ended December 31, 2018, 16,667 of common shares were subscribed to for a note payable on the balance sheet of $2,000. 2,000 of these shares were issued during the year ended December 31, 2020.

During the year ended December 31, 2020, the Company signed consulting agreements related to their activities with TPT Global Tech and TPT MedTech with three third parties for which we agreed to issue 4,450,000 shares of restricted common stock. 300,000 of these shares were valued at fair value and expensed in the statement of operations for $16,200. The other 4,150,000 shares were value at their value of $275,975 which is being amortized over 10 months of service starting on the date of the agreement of September 1, 2020. $110,390 has been amortized into the statement of operations as of December 31, 2020.

In 2018, Arkady Shkolnik and Reginald Thomas (family member of CEO) were added as members of the Board of Directors. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive $25,000 per quarter and 5,000,000 shares of restricted common stock valued at approximately $692,500 vesting quarterly over twenty-four months. The quarterly cash payments of $25,000 will be paid in unrestricted common shares if the Company has not been funded adequately to make such payments. Mr. Thomas is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded. As of December 31, 2020, $215,500 and $75,000 has been accrued as accounts payable in the balance sheet for Mr. Shkolnik and Mr. Thomas, respectively. For the year ended December 31, 2020 and 2019, $236,978 and $409,688, respectively, have been expensed under these agreements. Both the 5,000,000 and 1,000,000 shares granted were issued during the year ended December 31, 2020 and are no longer reflected in subscriptions payable as of December 31, 2020.

Effective November 1, 2017, the Company entered into an agreement to acquire Holly wood Rivera, LLC and HRS Mobile LLC (“HRS”). In March 2018, the HRS acquisition was rescinded and 3,096,181 shares of common stock which were issued as consideration are being returned by the recipients. As such, as of December 31, 2020 the shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

Common Stock Issued Subsequent to December 31, 2020

Effective September 30, 2020, we entered into a Purchase Agreement by which we agreed to purchase the 500,000 outstanding Series A Preferred shares of InnovaQor, Inc., our majority owned subsidiary, in an agreed amount of $350,000 in cash or common stock, if not paid in cash, at the five day average price preceding the date of the request for effectiveness after the filing of a registration statement on Form S-1. This was modified December 28 and 29, 2020, to provide for registration of 7,500,000 common shares for resale at the market price. Any balance due on notes will be calculated after an accounting for the net sales proceeds from sale of the stock by February 28, 2021 and may be paid in cash or stock thereafter. The Series A Preferred shares are being purchased from the Michael A. Littman, Atty. Defined Benefit Plan.

Effective September 30, 2020, we entered into a Settlement Agreement to settle outstanding legal fees due to date in the amount of $74,397 (as assigned to the Michael A. Littman Atty. Defined Benefit Plan.) The number of shares to be issued in consideration is to be computed at the five day average price as specified under Rule 474 under the Securities Act of 1933 for the 5 days preceding the date of the request for acceleration of the effective date of this registration of our common shares to be issued. (This may also be fully settled by payment of the sum of $74,397 in cash at any time prior to the issuance of the shares of stock of the Company.) This was modified December 28 and 29, 2020, to provide for registration of 7,500,000 common shares for resale at the market price. Any balance due on notes will be calculated after an accounting for the net sales proceeds from sale of the stock by February 28, 2021 and may be paid in cash or stock thereafter.

The 7,500,000 shares identified in these agreements with Mr. Littman were issued subsequent to December 31, 2020 and included in a Form S-1 filed in January 2021. To date, we understand the shares have not been sold and thus there is no calculated shortfall as outlined above.

Stock Options

	Options Outstanding	Vested	Vesting Period	Exercise Price Outstanding and Exercisable	Expiration Date
December 31, 2018	3,093,120	1,954,230	100% at issue and 12 to 18 months	$0.05 to $0.22	12-31-19 to 3-21-21
Expired	(93,120)			$0.05 to $0.22	12-31-19
December 31, 2019	3,000,000	3,000,000	12 to 18 months	$0.10	3-1-20 to 3-21-21
Expired	(2,000,000)
December 31, 2020	1,000,000	1,000,000	12 months	$0.10	3-21-21

During the year ended December 31, 2018, the Company entered into consulting arrangements primarily for legal work and general business support that included the issuance of stock options to purchase 3,000,000 options to purchase common shares at $0.10 per share. 2,000,000 of these expired. The remaining 1,000,000 are fully vested as of December 31, 2020 but expired after year end. The Black-Scholes options pricing model was used to value the stock options. The inputs included the following:

(1)	Dividend yield of 0%
(2)	expected annual volatility of 307% - 311%
(3)	discount rate of 2.2% to 2.3%
(4)	expected life of 2 years, and
(5)	estimated fair value of the Company’s common $0.125 to $0.155 per share.

Additionally, 93,120 options expired in 2019. Expense recorded in the years ended December 31, 2020 and 2019 was $0 and $0 related to stock options. No further expense will be incurred to the consolidated statement of operations for the existing stock options.

Warrants

As of December 31, 2020, there were 3,333,333 warrants outstanding that expire in five years or in the year ended December 31, 2024. As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 3,333,333 warrants to purchase 3,333,333 common shares of the Company at 70% of the current market price. Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice. However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

The warrants issued were considered derivative liabilities valued at $35,703 of the total $5,265,436 derivative liabilities as of December 31, 2020. See Note 6.

Common Stock Reservations

The Company has reserved 1,000,000 shares of Common Stock of the Company for the purpose of raising funds to be used to pay off debt described in Note 5.

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employee and consultants as consideration for services rendered and that will be rendered to the Company.

Non-Controlling Interests

QuikLAB Mobile Laboratories

In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC. It is the intent to use these entities as vehicles into which third parties would invest and participate in owning QuikLAB Mobile Laboratories. As of December 31, 2020, Quiklab 1 LLC, QuikLAB 2, LLC and QuikLAB 3, LLC have received an investment of $460,000, of which Stephen Thomas and Rick Eberhardt, CEO and COO of the Company, have invested $100,000 in QuikLAB 2, LLC. The third party investors and Mr. Thomas and Mr. Eberhart, will benefit from owning 20% of QuikLAB Mobile Laboratories specific to their investments. The Company owns the other 80% ownership in the QuickLAB Mobile Laboratories. The net loss attributed to the non-controlling interests from the QuikLAB Mobile Laboratories included in the statement of operations for the year ended December 31, 2020 is $30,536.

Other Non-Controlling Interests

InnovaQor, Aire Fitness and TPT Asia are other non-controlling interests in which the Company owns 94%, 75% and 78%, respectively. There is very little activity in any of these entities. The net loss attributed to these non-controlling interests included in the statement of operations for the year ended December 31, 2020 is $16,881.

InnovaQor did a reverse merger with Southern Plains of which there ended up being a non-controlling interest ownership of 6% as of December 31, 2020. As a result, $219,058 in the non-controlling interest in liabilities of a license agreement valued at $3,500,000 was reflected in the consolidated balance sheet as of December 31, 2020.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2020	2019
Related parties (1)	$1,339,352	$1,141,213
General operating	3,965,135	3,342,952
Accrued interest on debt (2)	1,328,939	793,470
Credit card balances	173,972	183,279
Accrued payroll and other expenses	296,590	207,108
Taxes and fees payable	641,012	633,357
Unfavorable lease liability	121,140	242,256
Total	$7,866,140	$6,543,635
_____________
(1) (2)
Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.

Portion relating to related parties is $679,380 and $481,942 for December 31, 2020 and 2019, respectively.

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

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our estimated incremental borrowing rate as the discount rate. Our weighted average discount rate is 10.0% and the weighted average lease term of 4.2 years.

We have various non-cancelable lease agreements for certain of our tower locations with original lease periods expiring between 2021 and 2044. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Certain of the arrangements contain escalating rent payment provisions. Our Michigan main office lease and an equipment lease described below and leases with an initial term of twelve months have not been recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of December 31, 2020, operating lease right-of-use assets and liabilities arising from operating leases were $4,732,459 and $5,555,674, respectively. During the year ended December 31, 2020, cash paid for amounts included for the measurement of lease liabilities was $2,506,924 and the Company recorded lease expense in the amount of $2,846,068 in cost of sales.

The Company entered into an operating lease agreement for location rights for certain QuikLABS. The operating lease agreement start October 1, 2020 and goes for three years at $9,798 per month. In addition, the Company entered an operating agreement to lease colocation space for 5 years. This operating agreement starts October 1, 2020 for 7,140 per month.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of December 31, 2020.

2021	$2,790,694
2022	1,545,075
2023	1,002,903
2024	668,474
2025	354,398
Thereafter	93,242
Total operating lease liabilities	6,454,785
Amount representing interest	(899,111)
Total net present value	$5,555,674

Office lease used by CEO

During the years ended December 31, 2020 and 2019, the Company entered into a lease of 12 months or less for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The Company has paid $30,000 and $30,857 in rent and utility payments for this space for the year ended December 31, 2020 and 2019, respectively.

Financing lease obligations

Future minimum lease payments are as follows:

2021	$864,025
2022	10,780
2023	—
2024	—
2025	—
Thereafter	—
Total financing lease liabilities	874,805
Amount representing interest	(35,233)
Total future payments (1)(2)	$839,572
____________________
(1)
Included is a Telecom Equipment Lease is with an entity owned and controlled by shareholders of the Company and was due August 31, 2020, as amended.
(2)
Also included are leases under Xroads Equipment Agreements with a third party that allows the Company to pay between $11,288 and $11,780 per month, including interest, starting between November 16, 2020 and February 22, 2021 for eleven months with a $1 value acquisition price at the termination of the leases.

Other Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain employees of SDM, K Telecom and Aire Fitness. The agreements are such that SDM, K Telecom and Aire Fitness, on a standalone basis in each case, must provide sufficient cash flow to financially support the financial obligations within the employment agreements.

On May 6, 2020, the Company entered into an agreement to employ Ms. Bing Caudle as Vice President of Product Development of the Media One Live platform for an annual salary of $250,000 for five years, including customary employee benefits. The payment is guaranteed for five years whether or not Ms. Caudle is dismissed with cause.

Litigation

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019. More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months. EMA has claimed in excess of $7,614,967 in relief. The Company has filed a motion in response for which EMA has filed a motion to dismiss. The Company does not believe at this time that any negative outcome would result in more than the $593,120 it has recorded on its balance sheet as of December 31, 2020.

A lawsuit was filed in Michigan by the one of the former owners of SpeedConnect, LLC, John Ogren.   Mr. Ogren claims he is owed back wages related to the acquisition agreement wherein the Company acquired the assets of SpeedConnect, LLC and kept him on through a consulting agreement.  He ultimately resigned in writing and now claims that even though he resigned he should still have been paid.  Mr. Ogren is claiming wages of $354,178 plus interest, fees and costs.  The consulting agreement called for arbitration.  We understand that Mr. Ogren is in the process of dismissing the lawsuit and that he wants to pursue his claim through arbitration.   Management does not believe the Company has any liability in this claim and will pursue its defenses vigorously.

The Company has been named in a lawsuit, Robert Serrett vs. TruCom, Inc., by a former employee who was terminated by management in 2016. The employee was working under an employment agreement but was terminated for breach of the agreement. The former employee is suing for breach of contract and is seeking around $75,000 in back pay and benefits. We recently learned that Mr. Serrett received a default judgement in Texas on May 15, 2018 for $70,650 plus $3,500 in attorney fees and 5% interest and court costs.  However, he has made no attempt that we are aware of to obtain a sister state judgment in Arizona, where Trucom resides, or to try and enforce the judgement and collect.  Management believes it has good and meritorious defenses and does not belief the outcome of the lawsuit will have any material effect on the financial position of the Company.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. We anticipate that we (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

Customer Contingencies

The Company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of these amounts. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of December 31, 2020 and 2019.

Stock Contingencies

The Company issued 7,500,000 shares of stock to Mr. Littman in accordance with its December 28 and 29, 2020 agreements as described in Note 8. These shares were included in a Form S-1 filed by the Company on January 15, 2021. To date, we understand the shares have not been sold and thus there is no calculated shortfall as outlined in Note 8, but this may happen, which shortfall, if it occurs, is unknown at this time.

The Company has convertible debt, preferred stock, options and warrants outstanding for which common shares would be required to be issued upon exercise by the holders. As of December 31, 2020, the following shares would be issued:

Convertible Promissory Notes	175,316,748
Series A Preferred Stock (1)	1,243,987,624
Series B Preferred Stock	2,588,693
Stock Options and warrants	4,333,333
1,426,226,398
_______________
(1) Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of the then outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 1,000,000,000 shares are currently authorized.

During the fourth quarter of 2020, the related party holders of approximately $4,700,000 of existing financing arrangements agreed to exchange their debt and accrued interest for Series D Preferred Stock through a separate $12 Million Private Placement, conditioned on the Company raising at least $12,000,000 in a separate Form 1-A Offering.

Part of the consideration in the acquisition of Aire Fitness was the issuance of 500,000 restricted common shares of the Company vesting and issuable after the common stock reaches at least a $1.00 per share closing price in trading. To date, this has not occurred but may happen in the future upon which the Company will issue 500,000 common shares to the non-controlling interest owners of Aire Fitness.

NOTE 10 – RELATED PARTY ACTIVITY

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $1,339,352 and $1,141,213, respectively, as of December 31, 2020 and 2019 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 9.

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

Debt Financing and Amounts Payable

As of December 31, 2020, there are amounts due to management/shareholders of $93,072 included in financing arrangements, of which $88,922 is payable from the Company to Stephen J. Thomas III, CEO of the Company. See note 5.

Revenue Transactions and Accounts Receivable

During the years ended December 31, 2020 and 2019, Blue Collar provided production services to an entity controlled by the Blue Collar CEO (355 LA, LLC or “355”) for which it recorded revenues of $385,988 and $707,263, respectively, and had accounts receivable outstanding as of December 31, 2020 and 2019 of $0 and $169,439, respectively, which is included in accounts receivable on the consolidated balance sheet. 355 was formed in October 2019 by the CEO of Blue Collar for the purpose of production of certain additional footage for a 355 customer. 355 has opportunity to engage with other production relationships outside of using Blue Collar.

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

NOTE 11 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are comprised of the following:

December 31, 2020

	Gross carrying amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$938,000	(207,771)	$730,229	3-10
Developed Technology	4,595,600	(1,616,975)	2,978,625	9
Film Library	957,000	(177,100)	779,900	11
Trademarks and Tradenames	132,000	(26,731)	105,269	12
Favorable leases	95,000	(50,880)	44,120	3
Other	76,798	—	76,798
Total intangible assets, net	$6,794,398	(2,079,457)	$4,714,941

Goodwill	$768,091	—	$768,091	—

Amortization expense was $730,940 and $548,205 for the year ended December 31, 2020 and 2019, respectively.

December 31, 2019

	Gross carrying amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$1,197,200	(364,383)	$832,817	3-10
Developed Technology	4,595,600	(1,106,351)	3,489,249	9
Film Library	957,000	(104,900)	852,100	11
Trademarks and Tradenames	132,000	(15,123)	116,877	12
Favorable leases	95,000	(16,960)	78,040	3
Total intangible assets, net	$6,976,800	(2,707,717)	$5,369,083

Goodwill	$1,050,366	—	$1,050,366	—

Amortization expense was $730,940 and $868,622 for year ended December 31, 2020 and 2019, respectively. Increases from the prior year are from the acquisition of the SpeedConnect assets. See more details on this acquisition in Note 2 to these consolidated financial statements. During the year ended December 31, 2019, the Company’s evaluation of goodwill and intangible assets resulted in impairments for Copperhead Digital to goodwill of $70,995 and for developed technology of $600,000 resulting in impairment expense of $70,995 and $272,213, respectively. During this same period an impairment of the developed technology intangible of $910,000 for the Lion Phone resulted in impairment expense of $606,664. There was no impairment considered necessary as of December 31, 2020 for intangibles. There was, however, impairment expense of $853,366 for Blue Collar to Goodwill during the year ended December 31, 2020.

Remaining amortization of the intangible assets is as following for the next five years and beyond:

2021	$753,779
2022	730,059
2023	719,859
2024	719,859
2025	719,859
Thereafter	1,071,526
$4,714,941

NOTE 12 – SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company considers its most significant segments for 2020 and 2019 are those in which it is providing Broadband Internet through TPT SpeedConnect and Media Production services through Blue Collar Medical Testing services through TPT MedTech and QuikLABs.

The following table presents summary information by segment for the twelve months ended December 31, 2020 and 2019, respectively:

2020
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$9,958,770	1,051,120	30,484	53,796	$11,094,170
Cost of revenue	$(6,367,474)	(437,936)	(68,884)	(319,199)	$(7,193,493)
Net income (loss)	$983,673	(166,110)	(747,485)	(8,189,346)	$(8,119,268)
Total assets	$7,010,444	370,554	11,850	5,443,840	$12,836,688
Depreciation and amortization	$(531,254)	(111,336)	(3,583)	(1,139,470)	$(1,785,643)
Impairment of long lived assets and goodwill	$—	(853,366)	—	(1,849,630)	$(2,702,996)
Derivative gain (expense)	$—	—	—	1,140,323	$1,140,323
Interest expense	$(242,693)	(36,507)	(800)	(1,251,733)	$(1,531,733)

2019
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$8,002,875	1,941,955	—	267,547	$10,212,377
Cost of revenue	$(4,879,444)	(751,349)	—	(281,208)	$(5,912,001)
Net income (loss)	$1,124,210	428,758	—	(15,581,133)	$(14,028,165)
Total assets	$8,003,380	476,268	—	6,974,105	$15,453,753
Depreciation and amortization	$(282,449)	(20,563)	—	(1,156,679)	$(1,459,691)
Impairment of long lived assets and goodwill	$—	—	—	(949,872)	$(949,872)
Derivative expense	$—	—	—	(7,476,908)	$(7,476,908)
Interest expense	$—	(119,359)	—	(3,461,661)	$(3,581,020)

NOTE 13 – SUBSEQUENT EVENTS

Stock Issuance

The Company issued 7,500,000 shares of stock to Mr. Littman in accordance with its December 28 and 29, 2020 agreements as described in Note 8. These shares were included in a Form S-1 filed by the Company on January 15, 2021. To date, we understand the shares have not been sold and thus there is no calculated shortfall as outlined in Note 8.

On April 5, the Company granted 1,500,000 restricted commons shares to a consultant as a bonus for services rendered. The Company will record $44,100 as expense in the statement of operations during the year ended December 31, 2021 represented the calculation fair value on the date of grant.

COVID-19

The Company has taken advantage of the stimulus offerings and received $722,200 in April 2020 and $680,500 in February 2021 and believes it has used these funds as is prescribed by the stimulus offerings to have the entire amounts forgiven. The Company has applied for forgiveness of the original stimulus of $722,200. The forgiveness process for stimulus funded in February 2021 has not begun. The Company will try and take advantage of additional stimulus as it is available and is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues continue to decline because of the COVID-19 closures.

Rennova Acquisition Agreement

Rennova terminated the Rennova Acquisition Agreement described in Note 2 effective March 5, 2021 and the Company agreed to this termination with both parties not able to come to agreement of final terms.

InnovaQor

InnovaQor changed its name to TPT Strategic, Inc. on March 21, 2021. On March 30, 2021, a License Agreement, originally signed between the Company and InnovaQor for software development, was rescinded and the issuance of 6,000,000 shares of common stock to the Company were cancelled.

On April 5, 2021, the Board of Directors granted 1,500,000 restricted common shares of the Company to a consultant as a bonus for past services. This grant was valued by the Company at $44,100 and will be expensed in the year ending December 31, 2021.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2020, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

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

Due to insufficient funds during the year ended December 31, 2020, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of March 31, 2021.

Name	Age	Position	Term
Stephen J. Thomas, III	56	President, Chief Executive Officer and Chairman of the Board	Annual
Richard Eberhardt	63	Chief Operating Officer and Director	Annual
Arkady Shkolnik	57	Director	Annual
Reginald Thomas	55	Director	Annual
Gary Cook	63	Chief Financial Officer	Annual

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

Mr. Thomas attended Northeastern University majoring in Finance and Management (1984 to 1987).

Richard Eberhardt- Chief Operating Officer and Director

Mr. Eberhardt was appointed Chief Operating Officer of TPT Global Tech, Inc. on December 15, 2020 and Director on October 10, 2014. Mr. Eberhardt also serves as Chief Executive Officer of Copperhead Digital Holdings, LLC, a wholly-owned subsidiary of TPT Global, Inc. Previously, Mr. Eberhardt served CEO/COO of Pacific Bio Medical, a Durable Medical Equipment provider, located in Phoenix, Arizona (2008-2012). From 2012-2015, Mr. Eberhardt served as Consultant and Sales Director for two telecommunications companies, Fathom Voice and Ipitomy located in Indiana and Florida, respectively. Founding member of a telecommunications firm, WorldxChange, located in San Diego, CA. (1989-2001) With WorldxChange, he researched, designed, and implemented start-up business sales and marketing models resulting in wholesale, commercial, and consumer revenue channels. He opened and operated offices in approximately 23 countries. He created and managed channels with 25K+ agents and $15M in monthly revenue.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

The following table sets forth the compensation paid to our officers from the years ended December 31, 2020, 2019, and 2018.

SUMMARY EXECUTIVES COMPENSATION TABLE
In Dollars

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Stephen J. Thomas, III CEO and President	2,020	262,083	—	—	—	—	—	—(1)	262,083(2)
	2019	175,000	—	—	—	—	—	—(1)	175,000(2)
	2018	98,790	—	—	—	—	—	—(1)	98,790(2)

Richard Eberhardt, Executive Vice-President	2020	169,250	—	—	—	—	—	—	169,250(2)
	2019	110,242	—	—	—	—	—	—	110,242(2)
	2018	21,115	—	—	—	—	—	—	21,115(2)

Gary Cook, CFO	2020	219,167	—	—	—	—	—	—	219,167(2)
	2019	112,150	—	—	—	—	—	—	112,150(2)
	2018	45,100	—	—	—	—	—	—	45,100(2)

Stacie Stricker, Secretary and Controller	2020	135,000	—	—	—	—	—	—	135,000(2)
	2019	80,750	—	—	—	—	—	—	80,750(2)
	2018	52,850	—	—	—	—	—	—	52,850(2)
___________________________
(1) The Company entered into a lease for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The Company has paid approximately $30,000 and $30,857 in rent and utility payments for years ended December 31, 2020 and 2019, respectively. No portion of the payments on this lease have been included in amounts shown in compensation to Mr. Stephen Thomas and has approximated $30,000 to $40,000 a year in 2015-2018.

(2) These amounts do not include compensation that has been accrued on the books of the Company in accordance with employment agreements and other previous contract work performed but has not been paid because of the lack of cash flows. Accrued but unpaid compensation as of December 31, 2020 is as follows: Stephen J. Thomas, III - $2,096; Richard Eberhardt - $173,394; Gary Cook - $166,990; and Stacie Stricker - $112,250.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The initial term for our three executive employees employment agreements have expired and they are now working under an extended period which primarily calls for a 30-day notice for any changes or termination. The Board is working to revise the executive employment agreements. Below is a summary of current terms for our three executives which is, for the most part, an extension of their prior employment agreements, as well as those consulting agreements for the outside directors. The prior employment agreements were approved by our board based upon recommendations conducted by the board.

Name	Position	Annual Compensation
Stephen J. Thomas, III (1)	Chief Executive Officer	$250,000

Richard Eberhardt (2)	Executive Vice President	$150,000

Gary Cook (3)	Chief Financial Officer	$200,000

Arkady Shkolnik (4)	Director	$100,000

Reginald Thomas (5)	Director	$40,000
 _____________________________
(1) Pursuant to an employment agreement dated November 1, 2017, and now is in an extended period, Mr. Thomas receives a base salary of $250,000 per year. In addition to the base salary, Mr. Thomas is eligible to receive performance bonuses as to be determined by our Board of Directors. The agreement had a three-year term that ended on October 31, 2020 and now is in an extended period.

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

(2) Pursuant to an employment agreement dated November 1, 2017, and now is in an extended period, Mr. Eberhardt receives a base salary of $150,000 per year. In addition to the base salary, Mr. Eberhardt is eligible to receive performance bonuses as to be determined by our Board of Directors. The agreement had a three-year term that ended on October 31, 2020 and now is in an extended period.

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

(3) Pursuant to an employment agreement dated November 1, 2017, and now is in an extended period, Mr. Cook receives a base salary of $200,000 per year for which currently he devotes no less than 60% of his full-time. In addition to the base salary, Mr. Cook is eligible to receive performance bonuses as to be determined by our Board of Directors. The agreement had a three-year term that ended on October 31, 2020 and now is in an extended period.

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

BOARD OF DIRECTORS COMPENSATION

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

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

Only our outside Directors receive cash compensation for serving as members of our Board of Directors.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives’ Compensation Table" during the years ended December 31, 2020, 2019, and 2018:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Stephen J. Thomas, III (1)	2020	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—

Richard Eberhardt (2)	2020	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—

Arkady Shkolnik (3)	2020	100,000	201,979	—	—	—	—	301,979
	2019	100,000	346,250	—	—	—	—	446,250
	2018	37,500	144,271	—	—	—	—	181,771

Reginald Thomas (3)	2020	40,000	35,000	—	—	—	—	75,000
	2019	40,000	60,000	—	—	—	—	100,000
	2018	15,000	25,000	—	—	—	—	40,000
________
(1)	Mr. Thomas is also an officer and as such he receives the compensation as disclosed in the Executive Compensation Table.
(2)	Mr. Eberhardt is also an officer and as such he receives the compensation as disclosed in the Executive Compensation Table.
(3)
In August 2018, a majority of the outstanding voting shares of the Company voted through a consent resolution to support a consent resolution of the Board of Directors of the Company to add two new directors to the Board. As such, Arkady Shkolnik and Reginald Thomas were added as members of the Board of Directors. The total members of the Board of Directors after this addition is four. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive $25,000 per quarter and 5,000,000 shares of restricted common stock valued at approximately $687,500 vesting quarterly over twenty-four months. The quarterly cash payments of $25,000 will be paid in unrestricted common shares if the Company has not been funded adequately to make such payments. Mr. Thomas is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $119,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded. Both the 5,000,000 and 1,000,000 shares granted were issued during the year ended December 31, 2020 and are no longer reflected in subscriptions payable as of December 31, 2020.

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

As of September 30, 2020, we had options outstanding to purchase 1,000,000 shares of common stock of the Company as follows:

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

As of December 31, 2020, there were 3,333,333 warrants outstanding that expire in five years or in the year ended December 31, 2024. As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 3,333,333 warrants to purchase 3,333,333 common shares of the Company at 70% of the current market price. Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice.

Outstanding Equity Awards At Fiscal Year End

The following table sets forth certain information concerning outstanding equity awards held by our appointed executive officers for years ended December 31, 2020 and 2019 (the "Named Executive Officers"):

	Option Awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
Stephen J. Thomas, III, CEO and Chairman (1)	—	—	—	—	—	—	—	—	—

Richard Eberhardt, Executive VP	—	—	—	—	—	—	—	—	—

Gary Cook, CFO	—	—	—	—	—	—	—	—	—

Stacie Stricker, Secretary and Controller	—	—	—	—	—	—	—	—	—
______________________
(1)
Does not contemplate the Series A Preferred Stock held 100% by Stephen J. Thomas, III which guarantees the holder to 60% of the outstanding common stock in shares when converted and 60% of any vote prior to or after conversion. As of December 31, 2020, approximately 1,243,987,624 additional common shares would be issued if Mr. Thomas were to convert his Series A Preferred Stock holdings to common stock. The Company would have to authorize more shares as there are only 1,000,000,000 shares authorized currently.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2021 by:

●
each of our directors and the named executive officers;

●
all of our directors and executive officers as a group; and

●
each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose.

Unless otherwise indicated, such as the case with voting percentages, and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of common stock, except for those jointly owned with that person’s spouse. Percentage of beneficial ownership before the offering is based on 873,064,371 shares of common stock outstanding as of March 31, 2021.

OFFICERS AND DIRECTORS

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding Common Shares (2)	Number of Common Shares & Warrants if fully exercised	Percent of Class including Warrants(5)	Percent of Class including all classes of voting stock (6)
Common Stock	Stephen J. Thomas, III, Chairman, President, Chief Executive Officer and Director	20,606,137(3)	2.36%	20,606,137	2.36%	60%

Common Stock	Richard Eberhardt, Director and Executive Vice President	18,128,039	2.08%	18,128,039	2.08%	1.24%

Common Stock	Arkady Shkolnik, Director	5,000,000(4)	.57%	5,000,000.57%		.34%

Common Stock	Reginald Thomas, Director	1,165,000(4)	.13%	1,165,000.13%		.08%

Common Stock	Gary Cook, Chief Financial Officer	6,106,281.70%		6,106,281.70%		.42%

Common Stock	Stacie Stricker, Corporate Secretary and Controller	500,000.06%		500,000.06%		.03%

Common shares	All Directors and Executive Officers as a Group (6 persons)	1,505,457	5.90%	1,505,457	5.90%	61.54%

(1)	The Address for the above individuals and entities is c/o 501 West Broadway, Suite 800, San Diego, CA 92101.
(2)	Based upon 873,064,371 shares issued and outstanding as of March 31, 2021.
(3)
Based upon 873,064,371 shares issued and outstanding as of March 31, 2021. Does not contemplate the Series A Preferred Stock held 100% by Stephen J. Thomas, III which guarantees the holder to 60% of the outstanding common stock in shares when converted and 60% of any vote prior to or after conversion. As of December 31, 2020, approximately 1,243,987,624 additional common shares would be issued if Mr. Thomas were to convert his Series A Preferred Stock holdings to common stock. The Company would have to authorize more shares as there are only 1,000,000,000 shares authorized currently.

(4)
In August 2018, the Company added two new directors to the Board. Arkady Shkolnik and Reginald Thomas were added as members of the Board of Directors. The total members of the Board of Directors after this addition is four. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik received 5,000,000 shares of restricted common stock and Mr. Thomas received 1,000,000 shares of restricted common stock.

(5)	Assuming full exercise of any stock options or warrants.
(6)	Calculated using voting shares from all classes of common and preferred voting shares.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class Outstanding and Pre-Offering (2)	Number of Common Shares & Warrants if fully exercised	Percent of Class including Warrants(4)	Percent of Class including all classes of voting stock (5)
Common Stock	Stephen J. Thomas, III, Chairman, President, Chief Executive Officer and Director (1)	20,606,137(3)	2.36%	20,606,137	2.36%	60%

(1)
The Address for the above individuals and entities is c/o 501 West Broadway, Suite 800, San Diego, CA 92101.
(2)
Based upon 873,064,371 shares issued and outstanding as of March 31, 2021.
(3)
Does not contemplate the Series A Preferred Stock held 100% by Stephen J. Thomas, III which guarantees the holder to 60% of the outstanding common stock in shares when converted and 60% of any vote prior to or after conversion. As of December 31, 2020, approximately 1,410,000,000 additional common shares would be issued if Mr. Thomas were to convert his Series A Preferred Stock holdings to common stock as there are only 1,000,000,000 shares authorized currently.
(4)
Assuming full exercise of any stock options or warrants.
(5)
Calculated using voting shares from all classes of common and preferred voting shares.

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

BENEFICIAL OWNERSHIP OF EACH CLASS OF VOTING SECURITIES

The following table reflects the beneficial ownership of each class of voting securities as of December 31, 2021.

	Equivalent Voting Shares	Equivalent Voting Percentage	Voting Rights
Series A Preferred Stock	1,243,987,624	60.00%	Shall have the right to vote as if converted prior to any vote at 60%.
Series B Preferred Stock	2,588,693	0.001%	Shall have the right to vote equal to the number of common shares on a one-to-one basis.
Series C Preferred Stock	—	—	Shall have the right to vote equal to the number of common shares on a one-to-one basis.
Series D Preferred Stock	—	—	Shall have the right to vote on an as-converted basis
Common Stock	51,505,457	39.999%
	1,298,081,774	100.00%

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

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $1,339,352 and $1,141,213, respectively, as of December 31, 2020 and 2019 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 9.

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

Debt Financing and Amounts Payable

As of December 31, 2020, there are amounts due to management/shareholders of $93,072 included in financing arrangements, of which $88,922 is payable from the Company to Stephen J. Thomas III, CEO of the Company. See note 5.

Revenue Transactions and Accounts Receivable

During the years ended December 31, 2020 and 2019, Blue Collar provided production services to an entity controlled by the Blue Collar CEO (355 LA, LLC or “355”) for which it recorded revenues of $385,988 and $707,263, respectively, and had accounts receivable outstanding as of December 31, 2020 and 2019 of $0 and $169,439, respectively, which is included in accounts receivable on the consolidated balance sheet. 355 was formed in October 2019 by the CEO of Blue Collar for the purpose of production of certain additional footage for a 355 customer. 355 has opportunity to engage with other production relationships outside of using Blue Collar.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We incurred approximately $147,500 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2020. We incurred approximately $112,500 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2019.

During the fiscal years ended December 31, 2020 and 2019, we incurred $21,100 and $168,000, respectively, in other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation of Chatham International, Inc. (9.30.96)	(1)
3.2	Articles of Incorporation of Cornerstone Capital, Inc. (12.30.98)	(1)
3.3	Articles of Amendment of Art, Music & Entertainment, Inc. – name change to Global Assets & Services, Inc. (7.30.01)	(1)
3.4	Articles of Merger – Global Assets & Services. Inc. and SDE 3, Inc. (1.17.02)	(1)
3.5	Articles of Amendment of Global Assets & Services, Inc. – name change to Jointland Development, Inc. (12.27.04)	(1)
3.6	Articles of Amendment of Jointland Development, Inc. – Article IV amendment (4.5.10)	(1)
3.7	Articles of Amendment of Jointland Development, Inc. – name change to Gold Royalty Corp. (10.19.10)	(1)
3.8	Articles of Amendment of Gold Royalty Corp. – new name Reuben Cannon Entertainment, Inc. (8.24.12)	(1)
3.9	Articles of Amendment of Gold Royalty Corp. – new name Ally Pharma US, Inc. (10.31.12)	(1)
3.10	Articles of Amendment of Ally Pharma US, Inc. – new name TPT Global Tech, Inc.	(1)
3.11	Articles of Amendment of TPT Global Tech, Inc. – Preferred Stock Series A & B (2.6.15)	(1)
3.12	Articles of Incorporation of Copperhead Digital Holdings, Inc.	(1)
3.13	Articles of Organization of Trucom, LLC	(1)
3.14	Articles of Organization of CityNet Arizona, LLC	(1)
3.15	Certificate of Amendment of Transactive Intermedia, Inc. – name change to San Diego Media, Inc.	(1)
3.16	Articles of Organization of K Telecom and Wireless, LLC	(1)
3.17	Articles of Incorporation of Blue Collar, Inc.	(1)
3.18	Articles of Organization of Center for Education in TV and Radio LLC	(1)
3.19	Articles of Amendment to Articles of Organization of Center for Education in TV and Radio LLC name change to Hollywood Riviera Studio, LLC	(1)
3.20	Articles of Organization of HRS Mobile, LLC	(1)
3.21	Bylaws of TPT Global Tech, Inc.	(1)
3.22	Articles of Organization of TPT MedTech, LLC	(12)
3.23	Articles of Incorporation of InnovaQor, Inc.	(12)
3.24	Articles of Organization of TPT Federal, LLC	(12)
3.25	Articles of Organization of Quiklab 1 LLC	(13)
3.26	Articles of Organization of QuickLAB 2, LLC	(13)
3.27	Statement of Correction Correcting the Entity Name – QuikLAB 2, LLC	(13)
3.28	Articles of Organization of QuickLAB 3, LLC	(13)
3.29	Statement of Correction Correcting the Entity Name – QuikLAB 3, LLC	(13)
3.30	Articles of Organization of QuickLAB 4, LLC	(13)
3.31	Statement of Correction Correcting the Entity Name – QuikLAB 4, LLC	(13)
4.1	Form of Vesting Warrants	(1)
4.2	Form of Unsecured Convertible Commercial Promissory Note - $250,000	(1)
4.3	Form of Commercial Convertible Promissory Notes	(1)
4.4	2017 TPT Global Tech, Inc. Stock Option And Award Incentive Plan	(1)
4.5	Series A Designation	(1)
4.6	Series B Designation	(1)
4.7	Promissory Note – HRS	(2)
4.8	Promissory Note – Blue Collar	(2)
4.9	Promissory Note - Blue Collar - Amendment No. 1 (2.9.18)	(3)
4.10	Promissory Note - MatrixSites, Inc. (10.31.17)	(3)
4.11	Series C Designation	(3)
4.12	Series D Designation	(9)

4.13	Series D Designation Amendment	(12)
10.1	Employment Agreement, Stephen J. Thomas, III	(1)
10.2	Employment Agreement, Gary Cook	(1)
10.3	Employment Agreement, Richard Eberhardt	(1)
10.4	Agreement and Plan of Merger – Ally Pharma US, Inc. and TPT Global, Inc. (9.30.14)	(1)
10.5	Purchase Agreement Ally Pharma US, Inc. and K Telecom and Wireless and Global Telecom International LLC (8.1.14)	(1)
10.6	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Copperhead Digital Holdings, Inc. (1.31.15)	(1)
10.7	Lease Agreement between Copperhead Digital Holdings, Inc. and Telecom Finance LLC (9.14.10)	(1)
10.8	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Port 2 Port, Inc. (9.30.15)	(1)
10.9	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and San Diego Media, Inc. (9.30.16)	(1)
10.10	Amendment #1 to Acquisition & Purchase Agreement between TPT Global Tech, Inc. and San Diego Media, Inc. (12.9.16)	(1)
10.11	Asset Acquisition Agreement between TPT Global Tech, Inc. and Interest Holders of the Lion Phone Technology (12.15.16)	(1)
10.12	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and MatrixSites, Inc.	(1)
10.13	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Hollywood Riviera LLC, HRS Mobile LLC (11.1.17)	(1)
10.14	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (11.3.17)	(1)
10.15	HRS Amendment	(2)
10.16	Amendment No. 1 – Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (2.9.18)	(2)
10.17	Amendment No. 2 – Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (3.29.18)	(3)
10.18	Amendment No. 3 - Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (3.29.18)	(3)
10.19	Independent Director Agreement, Arkady Shkolnik	(3)
10.20	Independent Director Agreement, Reginald Thomas	(3)
10.21	Product, Software & Services License Agreement – New Orbit Technologies, Inc. (4.17.17)	(3)
10.22	Rescission, Settlement Agreement and Mutual Release	(3)
10.23	Security & Pledge Agreement - Blue Collar	(4)
10.24	Security & Pledge Agreement - Matrixsites	(4)
10.25	Securities Purchase Agreement with Geneva Roth Remark Holdings	(5)
10.26	Securities Purchase Agreement with Auctus Fund, LLC	(6)
10.27	Convertible Promissory Note with Auctus Fund, LLC	(6)
10.28	Common Stock Purchase Warrant	(6)
10.29	Asset Purchase Agreement between TPT Global Tech, Inc. and SpeedConnect , LLC	(7)
10.30	Agreement for the Purchase and Sale of Future Receipts	(8)
10.31	Acquisition and Purchase Agreement with Bridge Internet, LLC	(10)
10.32	Agreement and Plan of Merger – Rennova Health, Inc.	(11)
10.33	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and The Fitness Container, LLC	(13)
10.34	Security and Pledge Agreement between TPT Global Tech, Inc. and The Fitness Container, LLC	(13)
10.35	Secured Promissory Note between TPT Global Tech, Inc. and The Fitness Container, LLC	(13)
10.36	COVID-19 Parking Lot Testing License Agreement	(14)
10.37	Letter of Intent between Medytox Diagnostics, Inc., EPIC Reference Labs, Inc. and Rennova Health, Inc. and TPT MedTech, LLC dated August 6, 2020	(15)
10.38	Interim Management Agreement	(15)
10.39	Strategic Partnership Agreement	(16)
10.40	Purchase Agreement	(17)

10.41	Settlement Agreement	(17)
10.42	Commercial Promissory Note with Michael A. Littman Ally, Defined Benefit Plan	(17)
10.43	Security and Pledge Agreement to Michael A. Littman, Defined Benefit Plan	(17)
10.44	Amendment and Extension Agreement No. 1 with Michael A. Littman, Atty, Defined Benefit Plan	(18)
10.45	Addendum to Amendment and Extension Agreement No. 1 with Michael A. Littman, Atty, Defined Benefit Plan	(18)
10.46	Release and Termination Agreement	(18)
21.1	List of Subsidiaries	Filed Herewith
31.1	Section 302 Certification of Principal Executive Officer	Filed Herewith
31.2	Section 302 Certification of Principal Financial/Accounting Officer	Filed Herewith
32.1	Section 906 Certification of Principal Executive Officer	Filed Herewith
32.2	Section 906 Certification of Principal Financial/Accounting Officer	Filed Herewith
99.1	Trucom LLC Complete Patent	(1)
99.2	Patent Assignment – Ellifson to TruCom LLC(2.11.13)	(1)
101
The following materials from TPT Global Tech, Inc. Form 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2020 and 2019, (ii) Statements of Operations for the years ended December 31, 2020 and 2019, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019, (iv) Statements of Cash Flows for the years ended December 31, 2020 and 2019 and (v) Notes to the Financial Statements.*
		*

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
(8) Incorporated by reference from the exhibits included in the Company’s Form 8-K dated March 3, 2020.
(9) Incorporated by reference from the exhibits included in the Company’s Form 8-K dated March 10, 2020.
(10) Incorporated by reference from the exhibits included in the Company’s Form 8-K dated March 19, 2020.
(11) Incorporated by reference from the exhibits included in the Company’s Form 8-K dated June 10, 2020.
(12) Incorporated by reference from the exhibits included in the Company’s Form 1-A dated July 2, 2020.
(13) Incorporated by reference from the exhibits included in the Company’s Amended Form 1-A dated August 27, 2020.
(14) Incorporated by reference from the exhibits included in the Company’s Form 8-K dated August 17, 2020.
(15) Incorporated by reference from the exhibits included in the Company’s Form 8-K dated September 9, 2020.
(16) Incorporated by reference from the exhibits included in the Company’s Form 8-K dated September 10, 2020.
(17) Incorporated by reference from the exhibits included in the Company’s Form S-1 dated October 28, 2020.
(18) Incorporated by reference from the exhibits included in the Company’s Form S-1/A dated January 15, 2021.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPT GLOBAL TECH, INC.

/s/ Stephen J. Thomas, III	April 15, 2021
Stephen J. Thomas, III
(Chief Executive Officer/Principal Executive Officer)

/s/ Gary L. Cook	April 15, 2021
Gary L. Cook
(Chief Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen J. Thomas, III	April 15, 2021
Stephen J. Thomas, III, Director

/s/ Richard Eberhardt	April 15, 2021
Richard Eberhardt, Director

/s/ Arkady Shkolnik	April 15, 2021
Arkady Shkolnik, Director

/s/ Reginald Thomas	April 15, 2021
Reginald Thomas, Director