Form 10-Q
period 2021-03-31
TPT GLOBAL TECH, INC.
filed 2021-05-24
CIK 1661039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

As of May 10, 2021, there were 879,029,038 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$174,679	$19,309
Accounts receivable, net	228,626	164,818
Prepaid expenses and other current assets	82,880	180,362
Total current assets	486,185	364,489
NON-CURRENT ASSETS
Property and equipment, net	2,134,718	2,145,597
Operating lease right of use assets	5,083,807	4,732,459
Intangible assets, net	4,529,537	4,714,941
Goodwill	768,091	768,091
Deposits and other assets	56,072	111,111
Total non-current assets	12,572,225	12,472,199

TOTAL ASSETS	$13,058,410	$12,836,688
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,435,164	$7,866,140
Deferred revenue	458,069	341,789
Customer liability	338,725	338,725
Current portion of loans, advances and factoring agreements	1,703,678	2,308,753
Convertible notes payable, net of discounts	1,711,098	1,711,098
Notes payable - related parties, net of discounts	10,555,159	10,559,796
Convertible notes payable – related parties, net of discounts	922,181	922,481
Derivative liabilities	5,157,761	5,265,139
Current portion of operating lease liabilities	3,084,981	2,682,722
Financing lease liabilities	172,880	184,939
Financing lease liabilities – related party	661,651	654,633
Total current liabilities	33,201,347	32,836,215

NON-CURRENT LIABILITIES
Loans, advances and factoring agreements, net of current portion and discounts	1,447,875	843,577
Operating lease liabilities, net of current portion	3,282,285	2,872,952
Total non-current liabilities	4,730,160	3,716,529
Total liabilities	37,931,507	36,552,744

Commitments and contingencies	—	—

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

	March 31,	December 31,
	2021	2020
	(Unaudited)

MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	3,117,000	3,117,000
Convertible Preferred Series B – 3,000,000 shares designated, 2,588,693 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,677,473	1,677,476
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of March 31, 2021 and December 31, 2020	---	---
Convertible Preferred Series D, 10,000,000 designated – 30,749 and zero shares issued and outstanding as of March 31, 2021 and December 31, 2020	153,744	---
Total mezzanine equity	4,948,217	4,794,473

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 1,000,000,000 shares authorized, 873,064,371 and 865,564,371 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	873,065	865,565
Subscriptions payable	207,845	125,052
Additional paid-in capital	11,582,882	11,462,940
Accumulated deficit	(42,615,996)	(40,902,944)
Total TPT Global Tech, Inc. stockholders' deficit	(29,952,204)	(28,449,387)
Non-controlling interests	130,890	(61,142)
Total stockholders’ deficit	(29,821,314)	(28,510,529)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,058,410	$12,836,688

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2021	2020
REVENUES:
Products	$2,490	$11,151
Services	2,709,860	3,064,822
Total Revenues	2,712,350	3,075,973

COST OF SALES:
Products	2,500	12,900
Services	2,159,154	2,293,588
Total Costs of Sales	2,161,654	2,306,488
Gross profit	550,696	769,485
EXPENSES:
Sales and marketing	4,257	25,900
Professional	410,021	343,967
Payroll and related	660,667	662,002
General and administrative	670,209	251,372
Depreciation	155,361	257,403
Amortization	184,655	182,735
Total expenses	2,085,170	1,723,379
Loss from operations	(1,534,474)	(953,894)

OTHER INCOME (EXPENSE)
Derivative gain (expense)	185,275	(3,896,672)
Gain (loss) on debt conversions	—	(568,875)
Interest expense	(390,879)	(546,757)
Total other expenses	(205,604)	(5,012,304)

Net loss before income taxes	(1,740,078)	(5,966,198)
Income taxes	—	—

NET LOSS BEFORE NON-CONTROLLING INTERESTS	(1,740,078)	(5,966,198)

NET LOSS ATTRIBUTABLE TO NON- CONTROLLING INTERESTS	(27,026)	—

NET LOSS ATTRIBUTABLE TO TPT GLOBAL TECH, INC. SHAREHOLDERS	$(1,713,052)	$(5,966,198)

Loss per common share: Basic and diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	870,424,730	382,159,789

 See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2021 and 2020
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions Payable	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of December 31, 2020	—	$—	—	$—	865,564,371	$865,565	$125,052	$11,462,940	$(40,902,944)	$(61,142)	$(28,510,529)
Subscription payable for services	—	—	—	—	—	—	82,793	—	—	—	82,793
Issuance of shares for exchange for debt	---	---	---	---	7,500,000	7,500	---	339,000	---	---	346,500
TPT Strategic license cancellation	—	—	—	—	—	—	—	(219,058)	—	219,058	—
Net loss	—	—	—	—	—	—	—	—	(1,713,052)	(27,026)	(1,740,078)
Balance as of March 31, 2021	—	$—	—	$—	873,064,371	$873,065	$207,845	$11,582,882	$(42,615,996)	$130,890	$(29,821,314)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance as of December 31, 2019	1,000,000	$1,000	2,588,693	$2,589	177,629,939	$177,630	$574,256	$13,279,749	$(32,831,093)	$(18,795,869)

Common stock issuable for director services	—	—	—	—	—	—	101,562	—	—	101,562

Common stock issued for convertible promissory notes	—	—	—	—	559,694,835	559,695	—	1,194,233	—	1,753,928

Net Loss	—	—	—	—	—	—	—	—	$(5,966,198)	$(5,966,198)

Balance as of March 31, 2020	1,000,000	$1,000	2,588,693	$2,589	737,324,774	$737,325	$675,818	$14,473,982	$(38,797,291)	$(22,906,577)

   See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,740,078)	$(5,966,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	155,361	257,403
Amortization	184,655	182,735
Amortization of debt discounts	212,053	316,035
Loss on conversion of notes payable	---	568,875
Derivative (gain) expense	(185,275)	3,896,672
Share-based compensation: Common stock	82,793	101,562
Changes in operating assets and liabilities:
Accounts receivable	(63,808)	314,389
Accounts receivable related party	---	(55,510)
Prepaid expenses and other assets	65,019	(5,346)
Deposits and other assets	55,039	---
Accounts payable and accrued expenses	651,188	425,345
Net change in operating lease right of use assets and liabilities	460,244	56,854
Other liabilities	116,280	(3,732)
Net cash used in operating activities	$(6,529)	$(96,102)

Cash flows from investing activities:
Purchase of equipment	$(144,481)	$(131,351)
Net cash used in investing activities	$(144,481)	$(131,351)

Cash flows from financing activities:
Proceeds from sale of Series D Preferred Stock	$153,744	$---
Proceeds from convertible notes, loans and advances	1,068,674	590,000
Payment on convertible loans, advances and factoring agreements	(903,978)	(328,392)
Proceeds on convertible notes and amounts payable – related parties	---	(179,843)
Payments on financing lease liabilities	(12,060)	—
Net cash provided by financing activities	$306,380	$81,765

Net change in cash	$155,370	$46,519
Cash and cash equivalents - beginning of period	$19,309	$192,172

Cash and cash equivalents - end of period	$174,679	$238,688

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)

Supplemental Cash Flow Information:

Cash paid for:

	2021	2020
Interest	$29,325	$88,736
Taxes	$—	$—

Non-Cash Investing and Financing Activities:

	2021	2020
Debt discount on factoring agreement	$—	$216,720
Operating lease liabilities and right of use assets	—	1,166,677
Common stock issued in exchange for payable and note	$424,397	$—
TPT Strategic, Inc. merger – Non-controlling interest in intercompany liabilities rescinded	$(219,058)	$—

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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

The following acquisitions have resulted in entities which have been consolidated into TPTG. In 2014 the Company acquired all the assets of K Telecom and Wireless LLC (“K Telecom”) and Global Telecom International LLC (“Global Telecom”). Effective January 31, 2015, TPTG completed its acquisition of 100% of the outstanding stock of Copperhead Digital Holdings, Inc. (“Copperhead Digital”) and Subsidiaries, TruCom, LLC (“TruCom”), Nevada Utilities, Inc. (“Nevada Utilities”) and CityNet Arizona, LLC (“CityNet”). Effective September 30, 2016, the company acquired 100% ownership in San Diego Media Inc. (“SDM”). In October 2017, we entered into agreements to acquire Blue Collar, Inc. (“Blue Collar”) which closed as of September 1, 2018. On May 7, 2019 we completed the acquisition of a majority of the assets of SpeedConnect, LLC, which assets were conveyed into our wholly owned subsidiary TPT SpeedConnect, LLC (“TPT SC” or “TPT SpeedConnect”) which was formed on April 16, 2019. On January 8, 2020 we formed TPT Federal, LLC (“TPT Federal”). On March 30, 2020 we formed TPT MedTech, LLC (“TPT MedTech”) and on June 6, 2020 we formed InnovaQor, Inc (“InnovaQor”). In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC where TPT MedTech owns 80% (as agreed per the operating agreement) of all outside equity investments. Effective August 1, 2020 we closed on the acquisition of 75% of The Fitness Container, LLC (“Air Fitness”). In July 2020, we invested in a Hong Kong company called TPT Global Tech Asia Limited of which we own 78%, and during 2020, InnovaQor did a reverse merger with Southern Plains of which there ended up being a non controlling interest of 6% as of March 31, 2021 and December 31, 2020. The name of InnovaQor remained for the merged entities but was changed to TPT Strategic, Inc. on March 21, 2021.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2020. The condensed consolidated balance sheet as of March 31, 2021, has been derived from the consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Our condensed consolidated financial statements include the accounts of K Telecom and Global, Copperhead Digital, SDM, Blue Collar, TPT SpeedConnect, TPT Federal, TPT MedTech, InnovaQor, Quiklab 1, QuikLAB 2, QuikLAB 3, QuikLAB 4, Aire Fitness and TPT Global Tech Asia Limited. The consolidated financial statements also give effects to non-controlling interests of the QuikLABs of 20%, Aire Fitness of 25%, TPT Global Tech Asia Limited of 22% and InnovaQor of 6%, where appropriate. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

We have applied ASC 606, revenue from Contracts with Customers, to all contracts as of the date of initial application and as such, have used the following criteria described below in more detail for each business unit:

Identify the contract with the customer.
Identify the performance obligations in the contract.
Determine the transaction price.
Allocate the transaction price to performance obligations in the contract.
Recognize revenue when or as we satisfy a performance obligation.

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the three months ended March 31, 2021 and 2020. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the three months ended March 31, 2021 and 2020 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
TPT SpeedConnect	$2,090,406	$2,707,654
Blue Collar	200,040	353,405
San Diego Media	3,431	3,763
TPT MedTech	375,650	---
Aire Fitness	40,333	---
Total Services Revenue	$2,709,860	$3,064,822
K Telecom-Product Revenue	2,490	11,151
Total Revenue	$2,712,350	$3,075,973

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 10 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue at March 31, 2021 and December 31, 2020 are $345,935 and $292,847, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue at March 31, 2021 and December 31, 2020. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

TPT MedTech: Medical Testing Revenue

TPT MedTech operates in the Point of Care Testing (“POCT”) market by primarily offering mobile medical testing facilities and software equipped for mobile devices to monitor and manage personalized healthcare. Services used from our mobile medical testing facilities are billing through credit cards at the time of service. Revenue is generated from our software platform as users sign up for our mobile healthcare monitor and management application and tests are performed. If medical testing is in one our own owned facilities, the usage of the software application is included in the testing fees. If the testing is in a non-owned outside contracted facility, fees are generated from the usage of the software application on a per test basis and billed monthly.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and using the if-converted method for preferred stock and convertible notes. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2021, the Company had shares that were potentially common stock equivalents as follows:

2020
Convertible Promissory Notes	129,822,592
Series A Preferred Stock (1)	1,258,081,214
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	4,067,328
Stock Options and Warrants	3,333,333
1,397,893,160
___________
(1)
Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 1,000,000,000 shares are currently authorized.
(2)
Holders of the Series D Preferred Stock may decide after 18 months to convert to common stock @ 80% of the 30 day average market closing price (for previous 30 business days) divided into $5.00. There is also an automatic conversion of the Series D Preferred Stock without consent of holders upon any national exchange listing approval and the registration effectiveness of common stock underlying the conversion rights. The automatic conversion to common from Series D Preferred shall be on a one for one basis.

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at March 31, 2021 and December 31, 2020 consisted of cash equivalents, accounts receivable, accounts payable, notes payable and derivative liabilities. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of March 31, 2021 are the following:

Derivative Instrument	Fair Value
Fair value of Auctus Convertible Promissory Note	$4,083,329
Fair value of EMA Financial Convertible Promissory Note	911,387
Fair value of Warrants issued with the derivative instruments	11,195
Fair value of Littman promissory note agreement	151,850
$5,157,761

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815 - 40)" ("ASU 2020-06"). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU's amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permissible for fiscal years beginning after December 15, 2020. The Company early adopted ASU 2060-06 on January 1, 2021, which had no material impact on its financial statements.

Management has reviewed recently issued accounting pronouncements and have determined there are not any that would have a material impact on the condensed consolidated financial statements.

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

Included in the consolidated statement of operations for the three months ended March 31, 2021 is $40,333 in revenues and $22,574 of net losses.

TPT Strategic Merger with Southern Plains

On August 1, 2020, InnovaQor (name changed to TPT Strategic, Inc.), a wholly-owned subsidiary of the Company, entered into a Merger Agreement with the publicly traded company Southern Plains Oil Corp. (OTC PINK: SPLN prior to Merger Agreement). The SPLN Merger moved the Company’s subsidiary TPT Strategic one step closer to completing an executed Asset Purchase Agreement with Rennova Health, Inc. and positioned TPT Strategic to trade on the OTC Market. The Company was to receive 6,000,000 common shares as part of the Merger Agreement out of a total of 6,400,667 common shares outstanding.

During 2020, TPT Strategic authorized a Series A Super Majority Preferred Stock valued at $350,000 by management and issued to a third party in exchange for legal services. Effective September 30, 2020, the Series A Super Majority Preferred Stock was exchanged with TPT for a note payable of $350,000 payable in cash or common stock (see Note 5(2)). As such, as of September 30, 2020, the Company, for accounting purposes, took control of the merged TPT Strategic and reflected in it’s consolidated balance sheet the non-controlling interest of $219,058 in the liabilities under a license agreement valued at $3,500,000. This $3,500,000 was recorded as a Note Payable and expensed on InnovaQor’s books. During the three months ended March 31, 2021, the license agreement was cancelled and the non controlling interest reversed.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Cash flows generated from operating activities were not enough to support all working capital requirements for the three months ended March 31, 2021 and 2020. Financing activities described below have helped with working capital and other capital requirements.

We incurred $1,740,078 and $5,966,198, respectively, in losses, and we used $6,529 and $96,102, respectively, in cash from operations for the three months ended March 31, 2021 and 2020. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-loved assts and share-based compensation which totaled to a net $450,336 for 2021 and $5,323,282 for 2020.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. For the three months ended March 31, 2021, we had a net increase in our assets and liabilities of $1,283,213 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and an increase in the balances from our operating lease liabilities. For the three months ended March 31, 2021, we had a net increase to our assets and liabilities of $739,018 for similar reasons.

Cash flows from financing activities were $306,380 and $81,765 for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, these cash flows were generated primarily from proceeds from sale of Series D Preferred Stock of $153,744, proceeds from convertible notes, loans and advances of $1,068,674 offset by payment on convertible loans, advances and factoring agreements of $903,978. For the three months ended March 31, 2020, cash flows from financing activities primarily came from proceeds from convertible notes, loans and advances of $590,000 offset by payments on convertible loans, advances and factoring agreements of $328,392 and payments on convertible notes and amounts payable – related parties of $179,843.

Cash flows used in investing activities were $144,481 and $131,351, respectively, for the three months ended March 31, 2021 and 2020. These cash flows were used for the purchase of equipment.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of March 31, 2021 and December 31, 2020 are as follows:

	2021	2020
Property and equipment:
Telecommunications fiber and equipment	$2,578,526	$2,530,167
Film production equipment	369,903	369,903
Medical equipment	229,452	133,329
Office furniture and equipment	86,899	86,899
Leasehold improvements	18,679	18,679
Total property and equipment	3,283,459	3,138,977
Accumulated depreciation	(1,148,741)	(993,380)
Property and equipment, net	$2,134,718	$2,145,597

Depreciation expense was $155,361 and $257,403 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of March 31, 2021 and December 31, 2020 are as follows:
	2021	2020
Loans and advances (1)	$2,686,842	$2,517,200
Convertible notes payable (2)	1,711,098	1,711,098
Factoring agreements (3)	464,711	635,130
Debt – third party	$4,862,651	$4,863,428

Line of credit, related party secured by assets (4)	$3,043,390	$3,043,390
Debt– other related party, net of discounts (5)	7,450,000	7,423,334
Convertible debt – related party (6)	922,181	922,481
Shareholder debt (7)	61,769	93,072
Debt – related party	$11,477,340	$11,482,277

Total financing arrangements	$16,339,991	$16,345,705

Less current portion:
Loans, advances and factoring agreements – third party	$(1,703,678)	$(2,308,753)
Convertible notes payable third party	(1,711,098)	(1,711,098
Debt – related party, net of discount	(10,555,159)	(10,559,796)
Convertible notes payable– related party	(922,181)	(922,481)
	(14,892,116)	(15,502,128)
Total long term debt	$1,447,875	$843,577
__________
(1) The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month Libor plus 2%, 2.14% as of March 31, 2021, and is secured by assets of the Company, was due August 31, 2020, as amended, and included 8,000 stock options as part of the terms which options expired December 31, 2019 (see Note 7).

$400,500 is a line of credit that Blue Collar has with a bank, bears interest at Prime plus 1.125%, 4.38% as of March 31, 2021, and was due March 25, 2021.

$302,800 is a bank loan dated May 28, 2019 which bears interest at Prime plus 6%, 9.25% as of March 31, 2021, is interest only for the first year, there after beginning in June of 2020 payable monthly of principal and interest of $22,900 until the due date of May 1, 2022. The bank loan is collateralized by assets of the Company.

 $722,220 and $680,500 represent loans under the COVID-19 Pandemic Paycheck Protection Program (“PPP”) originated in April 2020 and February 2021, respectively. The Company believes that it has used the funds as prescribed by the stimulus offerings to have the entire amounts forgiven. The Company has applied for forgiveness of the original stimulus of $722,200. The forgiveness process for stimulus funded in February 2021 has not begun. If any of the PPP loans are not forgiven then, per the PPP, the unforgiven loan amounts will be payable monthly over a five-year period of which payments are to begin no later than 10 months after the covered period as defined at a 1% annual interest rate.

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

Effective September 30, 2020, we entered into a Purchase Agreement by which we agreed to purchase the 500,000 outstanding Series A Preferred shares of TPT Strategic, our majority owned subsidiary, in an agreed amount of $350,000 in cash or common stock, if not paid in cash, at the five day average price preceding the date of the request for effectiveness after the filing of a registration statement on Form S-1. This was modified December 28 and 29, 2020, to provide for registration of 7,500,000 common shares for resale at the market price. Any balance due on notes will be calculated after an accounting for the net sales proceeds from sale of the stock by February 28, 2021 and may be paid in cash or stock thereafter. The Series A Preferred shares were purchased from the Michael A. Littman, Atty. Defined Benefit Plan. The $350,000 was originally recorded as a Note Payable as of December 31, 2020 but then reclassified to equity and derivative liability when the 7,500,000 shares were issued during January 2021.

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

During 2019, the Company consummated Securities Purchase Agreements dated March 15, 2019, April 12, 2019, May 15, 2019, June 6, 2019 and August 22, 2019 with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) for the purchase of convertible promissory notes in the amounts of $68,000, $65,000, $58,000, $53,000 and $43,000 (“Geneva Roth Convertible Promissory Notes”). The Geneva Roth Convertible Promissory Notes are due one year from issuance, pays interest at the rate of 12% (principal amount increases 150%-200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to the maturity date or date of default to convert all or any part of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 61% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Geneva Roth Convertible Promissory Notes may be prepaid in whole or in part of the outstanding balance at 125% to 140% up to 180 days from origination. Geneva Roth converted a total of $244,000 of principal and $8,680 of accrued interest through March 31, 2021 from its various Securities Purchase Agreements into 125,446,546 shares of common stock of the Company leaving no outstanding principal balances as of March 31, 2021. On February 13, 2020, the August 22, 2019 Securities Purchase Agreement was repaid for $63,284, including a premium and accrued interest.

On March 25, 2019, the Company consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 Convertible Promissory Note (“Auctus Convertible Promissory Note”). The Auctus Convertible Promissory Note is due December 18, 2019, pays interest at the rate of 12% (24% default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date or at the effective date of the registration of the underlying shares of common stock, which the holder has registration rights for, to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lessor of the lowest trading price during the previous 25 trading days prior the date of the Auctus Convertible Promissory Note or 50% multiplied by the average of the two lowest trading prices for the common stock during the previous 25 trading days prior to the applicable conversion date. The Auctus Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Auctus converted $33,180 of principal and $142,004 of accrued interest into 376,000,000 shares of common stock of the Company prior to March 31, 2021. 2,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7.

On June 6, 2019, the Company consummated a Securities Purchase Agreement with JSJ Investments Inc. (“JSJ”) for the purchase of a $112,000 Convertible Promissory Note (“JSJ Convertible Promissory Note”). The JSJ Convertible Promissory Note is due June 6, 2020, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lower of the market price, as defined, or 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The JSJ Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. JSJ converted $43,680 of principal into 18,500,000 shares of common stock of the Company prior to March 31, 2021. In addition, on February 25, 2020 the Company repaid for $97,000, including a premium and accrued interest, for all remaining principal and accrued interest balances as of that day. 333,333 warrants were issued in conjunction with the issuance of this debt. See Note 7.

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note is due June 11, 2020, pays interest at the rate of 12% (principal amount increases 200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. The EMA Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Prior to March 31, 2021, EMA converted $35,366 of principal into 147,700,000 shares of common stock of the Company. 1,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7.

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

(3) The Factoring Agreement with full recourse, due February 29, 2020, as amended, was established in June 2016 with a company that is controlled by a shareholder and is personally guaranteed by an officer of the Company. The Factoring Agreement is such that the Company pays a discount of 2% per each 30-day period for each advance received against accounts receivable or future billings. The Company was advanced funds from the Factoring Agreement for which $101,244 and $101,244 in principal remained unpaid as of March 31, 2021 and December 31, 2020, respectively.

On May 8, 2019, the Company entered into a factoring agreement with Advantage Capital Funding (“2019 Factoring agreement”). $500,000, net of expenses, was funded to the Company with a promise to pay $18,840 per week for 40 weeks until a total of $753,610 is paid which occurred in February 2020.

On February 21, 2020, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (“2020 Factoring Agreement”). The balance to be purchased and sold is $716,720 for which the Company received $500,000, net of fees. Under the 2020 Factoring Agreement, the Company was to pay $14,221 per week for 50 weeks at an effective interest rate of approximately 43% annually. However, due to COVID-19 the payments under the 2020 Factoring Agreement were reduced temporarily, to between $9,000 and $11,000 weekly. All deferred payments, $39,249 as of March 31, 2021, were subsequently paid. The 2020 Factoring Agreement includes a guaranty by the CEO of the Company, Stephen J. Thomas III.

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

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 2.14% as of March 31, 2021, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling $85,120 which expired as of December 31, 2019 (see Note 8) and was due, as amended, August 31, 2020. The Company is in negotiations to refinance this Line of Credit.

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

$1,000,000 represents a promissory note which was entered into on May 6, 2020 for the acquisition of Media Live One Platform from Steve and Yuanbing Caudle for the further development of software. This was expensed as research and development in 2020. This $1,000,000 promissory note is non-interest bearing, due after funding has been received by the Company from its various investors and other sources. Mr. Caudle is a principal with the Company’s ViewMe technology.

On September 1, 2018, the Company closed on its acquisition of Blue Collar. Part of the acquisition included a promissory note of $1,600,000 and interest at 3% from the date of closure. The promissory note is secured by the assets of Blue Collar.

$500,000 represents a Note Payable related to the acquisition of 75% of Aire Fitness, payable by February 1, 2021 or as mutually agreed out of future capital raising efforts or net profits. The Note Payable has not been paid and does not accrue interest.

(6) During 2016, the Company acquired SDM which consideration included a convertible promissory note for $250,000 due February 29, 2019, as amended, does not bear interest, unless delinquent in which the interest is 12% per annum, and is convertible into common stock at $1.00 per share. The SDM balance is $182,381 as of March 31, 2021. As of March 31, 2021, this convertible promissory note is delinquent.

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

See Lease financing arrangements in Note 8.

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

The derivative liability as of March 31, 2021, in the amount of $5,157,761 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2021.

Debt Derivative Liabilities
Balance, December 31, 2019	$8,836,514
Change in derivative liabilities from conversion of notes payable	(1,144,290)
Change in derivative liabilities from the Odyssey conversion to a term loan	(1,286,762)
Change in fair value of derivative liabilities for the period – derivative expense	(1,140,323
Balance, December 31, 2020	$5,265,139
Initial fair value of derivative liabilities during the period	77,897
Change in fair value of derivative liabilities for period – derivative expense	(185,275)
Balance, March 31, 2021	$5,157,761

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

As of March 31, 2021, the Company marked to market the fair value of the debt derivatives and determined a fair value of $5,157,761 ($4,994,716 from the convertible notes, $151,850 from other debt and $11,195 from warrants) in Note 5 (2) above. The Company recorded a gain from change in fair value of debt derivatives of $185,275 for the three months ended March 31, 2021. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 151.1% to 302.7%, (3) weighted average risk-free interest rate of 0.3% to 0.35% (4) expected life of 0.25 to 3.183 years, and (5) the quoted market price of $0.039 to $0.039 for the Company’s common stock.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of March 31, 2021, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C and Series D Preferred Stock.

During the prior year ended December 31, 2020, the Series A Preferred Stock and the Series B Preferred Stock were reclassified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion. The Series C and D Preferred Stock are also classified as mezzanine equity for the same reason.

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

There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of March 31, 2021. During the year ended December 31, 2020, the Series B Preferred Stock was reclassified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

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

There are no shares of Series C Convertible Preferred Stock outstanding as of March 31, 2021. There are approximately $688,500 in convertible notes payable convertible into Series C Convertible Preferred Stock which compromise some of the common stock equivalents calculated in Note 1.

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

During the three months ended March 31, 2021, 30,749 shares of Series D Preferred Share were purchased for $153,744 of which Stephen Thomas, CEO of the Company, acquired 20,749 for $103,744. The remainder of the shares purchased as of March 31, 2021 were purchased by a third party. Subsequent to March 31, 2021, Mr. Thomas purchased another 13,500 shares of the Series D Preferred Shares for $67,500.

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

Common Stock

As of March 31, 2021, we had authorized 1,000,000,000 shares of Common Stock, of which 873,064,371 common shares are issued and outstanding.

Subscription Payable

As of March 31, 2021, the Company has recorded $207,845 in stock subscription payable, which equates to the fair value on the date of commitment, of the Company’s commitment to issue the following common shares:

Unissued shares under consulting and director agreements	4,450,000
Unissued shares for conversion of debt	14,667
Shares receivable under prior terminated acquisition agreement	(3,096,181)
Net commitment	1,386,486

During 2018, a note payable of $2,000 was forgiven for 16,667 common shares. 2,000 of these shares were issued during the year ended December 31, 2020. The remainder were issued subsequent to March 31, 2021.

During the year ended December 31, 2020, the Company signed consulting agreements related to their activities with TPT Global Tech and TPT MedTech with three third parties for which we agreed to issue 4,450,000 shares of restricted common stock. 300,000 of these shares were valued at fair value and expensed in the statement of operations for $16,200. The other 4,150,000 shares were value at their value of $275,975 which is being amortized over 10 months of service starting on the date of the agreement of September 1, 2020. $82,793 has been amortized into the statement of operations for the three months ended March 31, 2021.

In 2018, Arkady Shkolnik and Reginald Thomas (family member of CEO) were added as members of the Board of Directors. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive $25,000 per quarter and 5,000,000 shares of restricted common stock valued at approximately $692,500 vesting quarterly over twenty-four months. The quarterly cash payments of $25,000 will be paid in unrestricted common shares if the Company has not been funded adequately to make such payments. Mr. Thomas is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded. As of March 31, 2021, $215,500 and $75,000 has been accrued as accounts payable in the balance sheet for Mr. Shkolnik and Mr. Thomas, respectively. For the three months ended March 31, 2021 and 2020, $0 and $236,978, respectively, have been expensed under these agreements.

Effective November 1, 2017, the Company entered into an agreement to acquire Hollywood Rivera, LLC (“HRS”). In March 2018, the HRS acquisition was rescinded and 3,625,000 shares of common stock, which were issued as part of the transaction, are being returned by the recipients. As such, as of March 31, 2021 the 3,265,000 shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

Common Stock Issued During Three Months ended March 31, 2021

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

The 7,500,000 shares identified in these agreements with Mr. Littman were issued during the three months ended March 31, 2021 and included in a Form S-1 filed and declared effective in January 2021. To date, we understand the shares have not been sold and thus there is no calculated shortfall as outlined above. There is however, a calculated shortfall accounted for as a derivative liability of $151,850 as of March 31, 2021 included in the overall derivative liability on the balance sheet of $5,157,761.

Stock Options

	Options Outstanding	Vested	Vesting Period	Exercise Price Outstanding and Exercisable	Expiration Date
December 31, 2019	3,000,000	3,000,000	12 to 18 months	$0.10	3-1-20 to 3-21-21
Expired	(2,000,000)
December 31, 2020	1,000,000	1,000,000	12 months	$0.10	3-21-21
Expired	(1,000,000)
March 31, 2021	---	---	---	---	---

Warrants

As of March 31, 2021, there were 3,333,333 warrants outstanding that expire in five years or in the year ended December 31, 2024. As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 3,333,333 warrants to purchase 3,333,333 common shares of the Company at 70% of the current market price. Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice.

The warrants issued were considered derivative liabilities valued at $11,195 of the total $5,157,761, derivative liabilities as of March 31, 2021. See Note 6.

Common Stock Reservations

The Company has reserved 1,000,000 shares of Common Stock of the Company for the purpose of raising funds to be used to pay off debt described in Note 5.

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employee and consultants as consideration for services rendered and that will be rendered to the Company.

There are Transfer Agent common stock reservations that have been approved by the Company relative to the outstanding derivative financial instruments, the outstanding Form S-1 Registration Statement and general treasury of approximately 90,000,000 common shares.

Non-Controlling Interests

QuikLAB Mobile Laboratories

In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC. It is the intent to use these entities as vehicles into which third parties would invest and participate in owning QuikLAB Mobile Laboratories. As of December 31, 2020, Quiklab 1 LLC, QuikLAB 2, LLC and QuikLAB 3, LLC have received an investment of $460,000, of which Stephen Thomas and Rick Eberhardt, CEO and COO of the Company, have invested $100,000 in QuikLAB 2, LLC. The third party investors and Mr. Thomas and Mr. Eberhart, will benefit from owning 20% of QuikLAB Mobile Laboratories specific to their investments. The Company owns the other 80% ownership in the QuickLAB Mobile Laboratories. The net loss attributed to the non-controlling interests from the QuikLAB Mobile Laboratories included in the statement of operations for the three months ended March 31, 2021 is $21,382.

Other Non-Controlling Interests

TPT Strategic, Aire Fitness and TPT Asia are other non-controlling interests in which the Company owns 94%, 75% and 78%, respectively. There is very little activity in any of these entities. The net loss attributed to these non-controlling interests included in the statement of operations for the three months ended March 31, 2021 is $5,644.

TPT Strategic did a reverse merger with Southern Plains of which there ended up being a non-controlling interest ownership of 6% as of December 31, 2020. As a result, $219,058 in the non-controlling interest in liabilities of a license agreement valued at $3,500,000 was reflected in the consolidated balance sheet as of December 31, 2020. This was reversed during the three months ended March 31, 2021 when the liabilities under the license agreement were terminated by mutual agreement.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2021	2020
Related parties (1)	$1,393,668	$1,339,352
General operating	4,348,499	3,965,135
Accrued interest on debt (2)	1,479,146	1,328,939
Credit card balances	173,104	173,972
Accrued payroll and other expenses	308,331	296,590
Taxes and fees payable	641,555	641,012
Unfavorable lease liability	90,861	121,140
Total	$8,435,163	$7,866,140
 _______________
(1)	Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.
(2)	Portion relating to related parties is $737,565 and $679,380 for March 31, 2021 and December 31, 2020, respectively

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

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our estimated incremental borrowing rate as the discount rate. Our weighted average discount rate is 10.0% and the weighted average lease term of 4.37 years.

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

As of March 31, 2021 and December 31, 2020, operating lease right-of-use assets and liabilities arising from operating leases were $6,367,266 and $5,555,674, respectively. During the three months ended March 31, 2021, cash paid for amounts included for the measurement of lease liabilities was $239,486 and the Company recorded lease expense in the amount of $690,756 in cost of sales.

The Company entered into an operating lease agreement for location rights for certain QuikLABS. The operating lease agreement started October 1, 2020 and goes for three years at $9,798 per month. In addition, the Company entered an operating agreement to lease colocation space for 5 years. This operating agreement started October 1, 2020 for 7,140 per month.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of March 31, 2021.

2021	$2,694,827
2022	1,799,060
2023	1,252,941
2024	935,504
2025	588,217
Thereafter	150,783
Total operating lease liabilities	7,421,332
Amount representing interest	(1,054,066)
Total net present value	$6,367,266

Office lease used by CEO

The Company entered into a lease of 12 months or less for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The company has paid $7,500 and $7,000 in rent and utility payments for this space for the three months ended March 31, 2021 and 2020, respectively.

Financing lease obligations

Future minimum lease payments are as follows:

2021	$864,025
2022	10,780
2023	---
2024	---
2025	---
Thereafter	---
Total financing lease liabilities	874,805
Amount representing interest	(35,233)
Total future payments (1)(2)	$839,572
____________________
(1)
Included is a Telecom Equipment Lease is with an entity owned and controlled by shareholders of the Company and was due August 31, 2020, as amended.
(2)
Also included are leases under Xroads Equipment Agreements with a third party that allows the Company to pay between $10,780 and $11,288 per month, including interest, starting between November 16, 2020 and February 22, 2021 for eleven months with a $1 value acquisition price at the termination of the leases.

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

Litigation

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019. More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months. EMA has claimed in excess of $7,614,967 in relief. The Company has filed an answer and counterclaim. The Company does not believe at this time that any negative outcome would result in more than the $619,955 it has recorded on its balance sheet as of March 31, 2021.

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

Customer Contingencies

The Company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of these amounts. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of March 31, 2021 and December 31, 2020.

Stock Contingencies

The Company issued 7,500,000 shares of stock in January 2021 to Mr. Littman in accordance with its December 28 and 29, 2020 agreements as described in Note 7. This is in addition to the 1,000,000 shares issued previously to Mr. Littman in exchange for accounts payable. To date, we understand these shares have not been sold and thus there is no calculated shortfall as outlined in Note 7, but this may happen, which shortfall, if it occurs, is unknown at this time. There is however, a calculated shortfall accounted for as a derivative liability of $151,850 as of March 31, 2021 included in the overall derivative liability on the balance sheet of $5,157,761.

The Company has convertible debt, preferred stock, options and warrants outstanding for which common shares would be required to be issued upon exercise by the holders. As of March 31, 2021, the following shares would be issued:

2021
Convertible Promissory Notes	129,822,592
Series A Preferred Stock (1)	1,258,081,214
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	4,067,328
Stock Options and Warrants	3,333,333
1,397,893,160
___________
(1)
Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 1,000,000,000 shares are currently authorized.
(2)
Holders of the Series D Preferred Stock may decide after 18 months to convert to common stock @ 80% of the 30 day average market closing price (for previous 30 business days) divided into $5.00. There is also an automatic conversion of the Series D Preferred Stock without consent of holders upon any national exchange listing approval and the registration effectiveness of common stock underlying the conversion rights. The automatic conversion to common from Series D Preferred shall be on a one for one basis.

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

NOTE 9 – RELATED PARTY ACTIVITY

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $1,393,668 and $1,339,352, respectively, as of March 31, 2021 and December 31, 2020 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 8.

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

Debt Financing and Amounts Payable

As of March 31, 2021, there are amounts due to management/shareholders included in financing arrangements, of which $88,822 is payable from the Company to Stephen J. Thomas III, CEO of the Company. See note 5.

Revenue Transactions and Accounts Receivable

During the three months ended March 31, 2021, Blue Collar provided production services to an entity controlled by the Blue Collar CEO (355 LA, LLC or “355”) for which it recorded revenues of $0 and $235,149, respectively, and had accounts receivable outstanding as of March 31, 2021 and December 31, 2020 of $0 and $169,439, respectively, which is included in accounts receivable on the consolidated balance sheet. 355 was formed in October 2019 by the CEO of Blue Collar for the purpose of production of certain additional footage for a 355 customer. 355 has opportunity to engage with other production relationships outside of using Blue Collar.

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

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are comprised of the following:

  March 31, 2021

	Gross carrying amount (1)	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$938,000	$(233,418)	$704,582	3-10
Developed Technology	4,595,600	(1,744,631)	2,850,969	9
Film Library	957,000	(195,150)	761,850	11
Trademarks and Tradenames	132,000	(29,633)	102,367	12
Favorable leases	95,000	(59,360)	35,640	3
Other	76,798	(1,920)	74,129	10
	6,794,398	(2,264,112)	4,529,537

Goodwill	$768,091	$—	$768,091

Amortization expense was $184,655 and $182,735 for the three months ended March 31, 2021 and 2020, respectively.

December 31, 2020

	Gross carrying amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$938,000	(207,771)	$730,229	3-10
Developed Technology	4,595,600	(1,616,975)	2,978,625	9
Film Library	957,000	(177,100)	779,900	11
Trademarks and Tradenames	132,000	(26,731)	105,269	12
Favorable leases	95,000	(50,880)	44,120	3
Other	76,798	---	76,798
Total intangible assets, net	$6,794,398	(2,079,457)	$4,714,941

Goodwill	$768,091	—	$768,091	—

Remaining amortization of the intangible assets is as following for the next five years and beyond:

2021	$572,479
2022	730,059
2023	719,859
2024	719,859
2025	719,859
Thereafter	1,067,422
$4,529,537

NOTE 11 – SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company considers its most significant segments for 2021 and 2020 are those in which it is providing Broadband Internet through TPT SpeedConnect and Media Production services through Blue Collar Medical Testing services through TPT MedTech and QuikLABs.

The following table presents summary information by segment for the three months ended March 31, 2021 and 2020 respectively:

2021
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$2,090,406	200,040	375,650	46,254	$2,712,350
Cost of sales	$(1,618,132)	(123,265)	(381,975)	(38,282)	$(2,161,654)
Net income (loss)	$(244,462)	(103,414)	(440,438)	(951,764)	$(1,740,078)
Total assets	$7,583,025	398,819	462,184	4,614,382	$13,058,410
Depreciation and amortization	$(148,547)	(27,834)	---	(163,635)	$(340,016)
Derivative gain	$—	—	---	185,275	$185,275
Interest expense	$(190,469)	(8,272)	---	(192,138)	$(390,879)

2020
	TPT SpeedConnect	Blue Collar	Corporate and other	Total
Revenue	$2,707,654	$353,405	$14,914	$3,075,973
Cost of sales	$(1,717,386)	$(148,095)	$(441,007)	$(2,306,488)
Net income (loss)	$286,790	$(58,095)	$(6,194,893	$(5,966,198)
Total assets	$6,410,699	$517,314	$ 8,608,575	$15,536,588
Depreciation and amortization	$(127,194)	$(27,834)	$(285,110)	$(440,138)
Derivative expense	$—	$—	$(3,896,672)	$(3,896,672)
Interest expense	$(54,004)	$(10,218)	$(482,535)	$(546,757)

NOTE 12 – SUBSEQUENT EVENTS

Stock Issuances

Subsequent to March 31, 2021, the Company issued restricted common shares under previously contracted consulting agreements of 5,950,000 shares.

Subsequent to March 31, 2021, Mr. Thomas purchased another 13,500 shares of the Series D Preferred Shares for $67,500.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2021, we had an accumulated deficit totaling $42,615,996. This raises substantial doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

During the three months ended March 31, 2021, we recognized total revenues of $2,712,350 compared to the prior period of $3,075,973. The decrease is largely attributable to the decrease in internet customers from attrition.

Gross profit for the three months ended March 31, 2021 was $550,696 compared to $769,485 for the prior period. The decrease of $218,789 is largely attributable to the decrease in internet customer from attrition, which attrition was the primary factor in the reduction in the profit margin for the period as compared to the prior period.

During the three months ended March 31, 2021, we recognized $2,085,170 in operating expenses compared to $1,723,379 for the prior period. The increase of $361,791 was in large part attributable to increased payroll and professional fees from our TPT MedTech activities.

Derivative gain of $185,275 and derivative expense of $3,896,672 results from the accounting for derivative financial instruments during the three months ended March 31, 2021 and 2020, respectively.

Interest expense decreased for the three months ended March 31, 2021 compared to the prior period by $155,878. The decrease is largely from the derivative debt being in default of the increased penalty amounts that were accounted for in the prior period versus this period.

During the three months ended March 31, 2021, we recognized a net loss of $1,740,078 compared to $5,966,198 for the prior period. The difference of $4,226,120 was primarily due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operating activities were not enough to support all working capital requirements for the three months ended March 31, 2021 and 2020. Financing activities described below have helped with working capital and other capital requirements.

Cash flows generated from operating activities were not enough to support all working capital requirements for the three months ended March 31, 2021 and 2020. Financing activities described below have helped with working capital and other capital requirements.

We incurred $1,740,078 and $5,966,198, respectively, in losses, and we used $6,529 and $96,102, respectively, in cash from operations for the three months ended March 31, 2021 and 2020. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-loved assts and share-based compensation which totaled to a net $450,336 for 2021 and $5,323,282 for 2020.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. For the three months ended March 31, 2021, we had a net increase in our assets and liabilities of $1,283,213 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and an increase in the balances from our operating lease liabilities. For the three months ended March 31, 2020, we had a net increase to our assets and liabilities of $739,018 for similar reasons.

Cash flows from financing activities were $306,380 and $81,765 for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, these cash flows were generated primarily from proceeds from sale of Series D Preferred Stock of $153,744, proceeds from convertible notes, loans and advances of $1,068,674 offset by payment on convertible loans, advances and factoring agreements of $903,978. For the three months ended March 31, 2020, cash flows from financing activities primarily came from proceeds from convertible notes, loans and advances of $590,000 offset by payments on convertible loans, advances and factoring agreements of $328,392 and payments on convertible notes and amounts payable – related parties of $179,843.

Cash flows used in investing activities were $144,481 and $131,351, respectively, for the three months ended March 31, 2021 and 2020. These cash flows were used for the purchase of equipment.

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

●
We have been challenged by the gathering restrictions under state and local rules and lack of events due to cancellation specifically related to our Blue Collar operations.

●
How and to what extent have you altered your operations, such as implementing health and safety policies for employees, contractors, and customers, to deal with these challenges, including challenges related to employees returning to the workplace?

●
We have allowed our employees to work from home and are using contract service providers where appropriate. Blue Collar was completely shut down for a period of time but has implemented health and safety policies for employees, contractors and customers to be able to resume some of their operations.

●
How are the changes impacting or reasonably likely to impact your financial condition and short- and long-term liquidity?

●
The changes have impaired our Blue Collar operations significantly in the prior year but which operations are rebounding in 2021.

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

●
COVID-19 reduced our historical revenues in 2020. The bans on events and gatherings were very material to our Blue Collar operations. Blue Collar in 2021 is rebounding from those declines.

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

●
Yes, we have reduced staff for Blue Collar and are using mor contractors for current work.

Are any of these measures temporary in nature, and if so, how long do you expect to maintain them?

●
These measures were temporary and are starting to be changed.

●
What factors will you consider in deciding to extend or curtail these measures?

●
Gathering are starting to open up and allow operations as before.

●
What is the short- and long-term impact of these reductions on your ability to generate revenues and meet existing and future financial obligations?

●
There is no impact of these reductions upon our ability to generate revenues or meet financial obligations.

●
Are you able to timely service your debt and other obligations?

●
Yes, for most debt instruments.

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

●
Most vendors situations now provide up to 30 days terms; but a good portion has now returned to normal payment terms.

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

●
We are using payroll tax deferrals allowed by the tax relief programs.

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

●
We anticipate forgiveness of our PPP loans but have disclosed them as loans through March 31, 2021.

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

●
Yes. There was concern about our ability to continue as a going concern prior to COVID 19, however the continuation of COVID-19 restrictions may hamper Blue Collar from operating and generating revenues at full capacity.

●
For example, have you defaulted on outstanding obligations?

●
Yes, but not because of COVID-19.

●
Have you faced labor challenges or a work stoppage?

●
No.

●
What are your plans to address these challenges?

●
At the point of allowing full operations for Blue Collar and film production companies to fully operate will be the complete turnaround for these revenues.

●
Have you implemented any portion of those plans?

●
No, it’s a matter of allowing Blue Collar to fully operate and trying to raise money and fund operational plans.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019. More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months. EMA has claimed in excess of $7,614,967 in relief. The Company has filed an answer and counterclaim. The Company does not believe at this time that any negative outcome would result in more than the $619,955 it has recorded on its balance sheet as of March 31, 2021.

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

ITEM 1A. RISK FACTORS

No Material Changes in Risk Factors since the disclosure contained in the Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Aside from what has been disclosed in our Registration Statement on Form S-1/A dated February 13, 2019, amended December 10, 2019, September 14, 2020 and September 29, 2020 and Registration Statement on Form S-8 dated September 25, 2020 and Registration Statement Form S-1/A dated October 28, 2020, amended on January 15, 2021 and in our Form 10K for the year ended December 31, 2020, we have not sold unregistered securities in the past 2 years without registering the securities under the Securities Act of 1933.

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

TPT GLOBAL TECH, INC.
(Registrant)

Dated: May 24, 2021	By:	/s/ Stephen J. Thomas, III
Stephen J. Thomas, III
(Chief Executive Officer, Principal Executive Officer)

Dated: May 24, 2021	By:	/s/ Gary L. Cook
Gary L. Cook
(Chief Financial Officer, Principal Accounting Officer)