Form 10-Q
period 2021-06-30
TPT GLOBAL TECH, INC.
filed 2021-08-23
CIK 1661039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

____________________________________________

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

As of August 19, 2021, there were 898,029,038 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105,299	$19,309
Accounts receivable, net	561,377	164,818
Prepaid expenses and other current assets	64,091	180,362
Total current assets	730,767	364,489
NON-CURRENT ASSETS
Property and equipment, net	2,024,648	2,145,597
Operating lease right of use assets	4,579,096	4,732,459
Intangible assets, net	4,345,631	4,714,941
Goodwill	768,091	768,091
Deposits and other assets	38,635	111,111
Total non-current assets	11,756,101	12,472,199

TOTAL ASSETS	$12,486,868	$12,836,688

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,664,153	$7,866,140
Deferred revenue	432,588	341,789
Customer liability	338,725	338,725
Current portion of loans, advances and factoring agreements	1,678,756	2,308,753
Convertible notes payable, net of discounts	1,711,098	1,711,098
Notes payable - related parties, net of discounts	10,635,444	10,559,796
Convertible notes payable – related parties, net of discounts	922,181	922,481
Derivative liabilities	4,783,379	5,265,139
Current portion of operating lease liabilities	3,603,167	2,682,722
Financing lease liabilities	182,890	184,939
Financing lease liabilities – related party	668,669	654,633
Total current liabilities	34,621,050	32,836,215

NON-CURRENT LIABILITIES
Loans, advances and factoring agreements, net of current portion and discounts	1,752,600	843,577
Operating lease liabilities, net of current portion	2,989,218	2,872,952
Total non-current liabilities	4,741,818	3,716,529
Total liabilities	39,362,868	36,552,744

Commitments and contingencies	-	-

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

	June 30,	December 31,
	2021	2020
	(Unaudited)

MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	3,117,000	3,117,000
Convertible Preferred Series B – 3,000,000 shares designated, 2,588,693 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,677,473	1,677,476
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Convertible Preferred Series D, 10,000,000 designated – 46,649 and zero shares issued and outstanding as of June 30, 2021 and December 31, 2020	233,244	-
Total mezzanine equity	5,027,717	4,794,473

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 1,000,000,000 shares authorized, 879,029,038 and 865,564,371 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	879,030	865,565
Subscriptions payable (receivable)	(3,265)	125,052
Additional paid-in capital	11,919,070	11,462,940
Accumulated deficit	(44,787,194)	(40,902,944)
Total TPT Global Tech, Inc. stockholders' deficit	(31,992,359)	(28,449,387)
Non-controlling interests	88,642	(61,142)
Total stockholders’ deficit	(31,903,717)	(28,510,529)

Total liabilities and stockholders' DEFICIT	$12,486,868	$12,836,688

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
REVENUES:
Products	$8,140	$16,940	$10,630	$28,091
Services	2,571,040	2,739,831	5,280,900	5,804,653
Total Revenues	2,579,180	2,756,771	5,291,530	5,832,744

COST OF SALES:
Products	8,140	14,400	10,640	27,300
Services	2,181,501	1,628,260	4,340,655	3,710,377
Total Costs of Sales	2,189,641	1,628,260	4,351,295	3,737,677
Gross profit	389,539	1,114,111	940,235	2,095,067

EXPENSES:
Sales and marketing	104,768	39,107	109,025	65,007
Professional	337,098	410,755	747,119	754,722
Payroll and related	727,648	584,136	1,388,315	1,246,138
General and administrative	529,597	421,869	1,199,806	884,712
Research and development	-	1,000,000	-	1,000,000
Depreciation	164,342	259,964	319,703	517,367
Amortization	184,655	182,735	369,310	365,470
Total expenses	2,048,108	2,898,566	4,133,278	4,833,416
Loss from operations	(1,658,569)	(1,784,455)	(3,193,043)	(2,738,349)

OTHER INCOME (EXPENSE)
Derivative gain (expense)	189,274	3,496,653	374,549	(400,019)
Gain (loss) on debt extinguishment	-	1,252,131	-	1,252,131
Gain (loss) on debt conversions	-	(206,775)	-	(775,650)
Interest expense	(409,243)	(287,344)	(800,122)	(834,101)
Other expense	(334,908)	-	(334,908)	-
Total other income (expenses)	(554,877)	4,254,665	(760,481)	(757,639)

Net income (loss) before income taxes	(2,213,446)	2,470,210	(3,953,524)	(3,495,988)
Income taxes	-	-	-	-

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	(2,213,446)	2,470,210	(3,953,524)	(3,495,988)

NET LOSS ATTRIBUTABLE TO NON- CONTROLLING INTERESTS	(42,248)	-	(69,274)	-

NET INCOME (LOSS) ATTRIBUTABLE TO TPT GLOBAL TECH, INC. SHAREHOLDERS	$(2,171,198)	$2,470,210	$(3,884,250)	$(3,495,988)

Income (loss) per common share: Basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	877,523,814	839,198,568	874,187,627	614,826,873

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions Payable	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	(Receivable)	Capital	Deficit	Interest	Deficit
Balance as of March 31, 2021	-	$-	-	$-	873,064,371	$873,065	$207,845	$11,582,882	$(42,615,996)	$130,890	$(29,821,314)
Common stock issued for services or subscription payable	-	-	-	-	5,964,667	5,965	(211,110)	336,203	-	-	213,836
Net loss	-	-	-	-	-	-	-	-	(2,171,198)	(42,248)	(2,213,446)
Balance as of June 30, 2021	-	$-	-	$-	879,029,038	$879,030	$(3,265)	$11,919,070	$(44,787,194)	$88,642	$(31,903,717)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Interest	Deficit
Balance as of December 31, 2020	-	$-	-	$-	865,564,371	$865,565	$125,052	$11,462,940	$(40,902,944)	$(61,142)	$(28,510,529)
Common stock issued for services or subscription payable	-	-	-	-	5,964,667	5,965	(128,317)	336,203	-	-	213,836
Issuance of shares in exchange for debt	-	-	-	-	7,500,000	7,500	-	339,000	-	-	346,500
TPT Strategic license cancellation	-	-	-	-	-	-	-	(219,058)	-	219,058	-
Net loss	-	-	-	-	-	-	-	-	(3,953,524)	(69,274)	(3,884,250)
Balance as of June 30, 2021	-	$-	-	$-	879,029,038	$879,030	$(3,265)	$11,919,070	$(44,787,194)	$88,642	$(31,903,717)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance as of March 31, 2020	1,000,000	$1,000	2,588,693	$2,589	737,324,774	$737,325	$675,818	$14,473,982	$(38,797,291)	$22,906,577)

Common stock issuable for director services	-	-	-	-	-	-	101,562	-	-	101,562

Reclassification of preferred stock as mezzanine	(1,000,000)	(1,000)	(2,588,693)	(2,589)	-	-	-	(4,790,884)	-	(4,794,473)

Common stock issued for convertible promissory notes	-	-	-	-	120,237,597	120,238	-	276,013	-	396,251

Net Loss	-	-	-	-	-	-	-	-	$2,470,210	$2,470,210

Balance as of June 30, 2020	-	$-	-	$-	857,562,371	$857,563	$777,380	$9,959,111	$(36,327,081)	$(24,733,027)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance as of December 31, 2019	1,000,000	$1,000	2,588,693	$2,589	177,629,939	$177,630	$574,256	$13,279,749	$(32,831,093)	$(18,795,869)

Common stock issuable for director services	-	-	-	-	-	-	203,124	-	-	203,124

Reclassification of preferred stock as mezzanine	(1,000,000)	(1,000)	(2,588,693)	(2,589)	-	-	-	(4,790,884)	-	(4,794,473)

Common stock issued for convertible promissory notes	-	-	-	-	679,932,432	679,933	-	1,470,246	-	2,150,179

Net Loss	-	-	-	-	-	-	-	-	$(3,495,988)	$(3,495,988)

Balance as of June 30, 2020	-	$-	-	$-	857,562,371	$857,563	$777,380	$9,959,111	$(36,327,081)	$(24,733,027)

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,953,524)	$(3,495,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	319,703	517,367
Amortization	369,310	365,470
Amortization of debt discounts	346,067	450,661
Promissory note issued for research and development	-	1,000,000
Loss on conversion of notes payable	-	775,650
Derivative (gain) expense	(374,549)	400,019
Gain on extinguishment of debt		(1,252,131)
Share-based compensation: Common stock	209,685	203,124
Changes in operating assets and liabilities:
Accounts receivable	(396,559)	269,109
Accounts receivable related party	-
Prepaid expenses and other assets	116,271	(33,895)
Deposits and other assets	72,476	-
Accounts payable and accrued expenses	1,709,486	375,847
Net change in operating lease right of use assets and liabilities	1,190,074	75,634
Other liabilities	90,799	30,238
Net cash used in operating activities	$(304,761)	$(318,895)

Cash flows from investing activities:
Purchase of equipment	$(198,753)	$(271,138)
Net cash used in investing activities	$(198,753)	$(271,138)
		-
Cash flows from financing activities:
Proceeds from sale of Series D Preferred Stock	$233,244	$-
Proceeds from convertible notes, loans and advances	1,771,685	1,311,800
Payment on convertible loans, advances and factoring agreements	(1,460,898)	(619,227)
Proceeds on convertible notes and amounts payable – related parties	48,224	2,400
Payments on convertible notes and amounts payable – related parties	(702)	(188,238)
Payments on financing lease liabilities	(2,049)	-
Net cash provided by financing activities	$589,504	$506,735

Net change in cash	$85,978	$(83,298)
Cash and cash equivalents - beginning of period	$19,309	$192,172

Cash and cash equivalents - end of period	$105,299	$108,874

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

Supplemental Cash Flow Information:

Cash paid for:

	2021	2020
Interest	$34,353	$88,736
Taxes	$-	$-

Non-Cash Investing and Financing Activities:

	2021	2020
Debt discount on factoring agreement	$-	$216,720
Operating lease liabilities and right of use assets	-
Common stock issued in exchange for payable and note	$457,211	$2,258,637
TPT Strategic, Inc. merger – Non-controlling interest in intercompany liabilities rescinded	$(219,058)	$-
Convertible preferred Series A and B reclassified to mezzanine equity		$4,790,884

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The following acquisitions have resulted in entities which have been consolidated into TPTG. In 2014 the Company acquired all the assets of K Telecom and Wireless LLC (“K Telecom”) and Global Telecom International LLC (“Global Telecom”). Effective January 31, 2015, TPTG completed its acquisition of 100% of the outstanding stock of Copperhead Digital Holdings, Inc. (“Copperhead Digital”) and Subsidiaries, TruCom, LLC (“TruCom”), Nevada Utilities, Inc. (“Nevada Utilities”) and CityNet Arizona, LLC (“CityNet”). Effective September 30, 2016, the company acquired 100% ownership in San Diego Media Inc. (“SDM”). In October 2017, we entered into agreements to acquire Blue Collar, Inc. (“Blue Collar”) which closed as of September 1, 2018. On May 7, 2019 we completed the acquisition of a majority of the assets of SpeedConnect, LLC, which assets were conveyed into our wholly owned subsidiary TPT SpeedConnect, LLC (“TPT SC” or “TPT SpeedConnect”) which was formed on April 16, 2019. On January 8, 2020 we formed TPT Federal, LLC (“TPT Federal”). On March 30, 2020 we formed TPT MedTech, LLC (“TPT MedTech”) and on June 6, 2020 we formed InnovaQor, Inc (“InnovaQor”). In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC where TPT MedTech owns 80% (as agreed per the operating agreement) of all outside equity investments. Effective August 1, 2020 we closed on the acquisition of 75% of The Fitness Container, LLC (“Air Fitness”). In July 2020, we invested in a Hong Kong company called TPT Global Tech Asia Limited of which we own 78%, and during 2020, InnovaQor did a reverse merger with Southern Plains of which there ended up being a non controlling interest of 6% as of June 30, 2021 and December 31, 2020. The name of InnovaQor remained for the merged entities but was changed to TPT Strategic, Inc. on March 21, 2021.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2020. The condensed consolidated balance sheet as of June 30, 2021, has been derived from the consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the three months ended June 30, 2021 and 2020. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the six months ended June 30, 2021 and 2020 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
TPT SpeedConnect	$4,050,224	$5,264,486
Blue Collar	711,454	526,092
TPT MedTech	457,108	-
San Diego Media and other	7,032	14,075
Aire Fitness	55,083	-
Total Services Revenue	$5,280,900	$5,804,653
K Telecom-Product Revenue	10,630	28,091
Total Revenue	$5,291,530	$5,832,744

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 10 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue at June 30, 2021 and December 31, 2020 are $306,578 and $292,847, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue at June 30, 2021 and December 31, 2020. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

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

TPT MedTech also offers two products. One is to build and sell its mobile testing facilities called QuikLABs designed for mobile testing. This is used by TPT MedTech for its own testing services. The other is a sanitizing unit called SANIQuik which is used as a safe and flexible way to sanitize providing an additional routine to hand washing and facial coverings. The SANIQuik has not yet been approved for sale in the United States but has in some parts of the European community. Revenues from these products are recognized when a product is delivered, the sales transaction considered closed and accepted by a customer. Deferred revenue at June 30, 2021 and December 31, 2020 are $126,011 and $48,943, respectively. There are no financing terms or variable transaction prices for either of these products.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and using the if-converted method for preferred stock and convertible notes. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2021, the Company had shares that were potentially common stock equivalents as follows:

Convertible Promissory Notes	421,447,906
Series A Preferred Stock (1)	1,279,184,625
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	21,050,993
Stock Options and Warrants	3,333,333
1,727,605,549

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

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at June 30, 2021 and December 31, 2020 consisted of cash equivalents, accounts receivable, accounts payable, notes payable and derivative liabilities. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of June 30, 2021 are the following:

Derivative Instrument	Fair Value
Fair value of Auctus Convertible Promissory Note	$3,785,589
Fair value of EMA Financial Convertible Promissory Note	988,799
Fair value of Warrants issued with the derivative instruments	8,991
$4,783,379

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815 - 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU's amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permissible for fiscal years beginning after December 15, 2020. The Company early adopted ASU 2060-06 on January 1, 2021, which had no material impact on its financial statements.

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

Included in the consolidated statement of operations for the six months ended June 30, 2021 is $55,083 in revenues and $116,202 of net losses.

TPT Strategic Merger with Southern Plains

On August 1, 2020, InnovaQor (name changed to TPT Strategic, Inc.), a wholly-owned subsidiary of the Company, entered into a Merger Agreement with the publicly traded company Southern Plains Oil Corp. (OTC PINK: SPLN prior to Merger Agreement).

During 2020, TPT Strategic authorized a Series A Super Majority Preferred Stock valued at $350,000 by management and issued to a third party in exchange for legal services. Effective September 30, 2020, the Series A Super Majority Preferred Stock was exchanged with TPT for a note payable of $350,000 payable in cash or common stock (see Note 5(2)). As such, as of September 30, 2020, the Company, for accounting purposes, took control of the merged TPT Strategic and reflected in it’s consolidated balance sheet the non-controlling interest of $219,058 in the liabilities under a license agreement valued at $3,500,000. This $3,500,000 was recorded as a Note Payable and expensed on InnovaQor’s books. During the six months ended June 30, 2021, the license agreement was cancelled and the non controlling interest reversed.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Cash flows generated from operating activities were not enough to support all working capital requirements for the six months ended June 30, 2021 and 2020. Financing activities described below have helped with working capital and other capital requirements.

We incurred $3,884,250 and $3,495,988, respectively, in losses, and we used $304,761 and $318,895, respectively, in cash from operations for the six months ended June 30, 2021 and 2020. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-loved assts and share-based compensation which totaled to a net $870,216 for 2021 and $2,460,160 for 2020.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. For the six months ended June 30, 2021, we had a net increase in our assets and liabilities of $2,778,546 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and an increase in the balances from our operating lease liabilities. For the six months ended June 30, 2021, we had a net increase to our assets and liabilities of $716,933 for similar reasons.

Cash flows from financing activities were $589,504 and $506,735 for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, these cash flows were generated primarily from proceeds from sale of Series D Preferred Stock of $233,244, proceeds from convertible notes, loans and advances of $1,771,685 offset by payment on convertible loans, advances and factoring agreements of $1,460,898. For the six months ended June 30, 2020, cash flows from financing activities primarily came from proceeds from convertible notes, loans and advances of $1,311,800 offset by payments on convertible loans, advances and factoring agreements of $619,227 and payments on convertible notes and amounts payable – related parties of $188,238.

Cash flows used in investing activities were $198,753 and $271,138, respectively, for the six months ended June 30, 2021 and 2020. These cash flows were used for the purchase of equipment.

These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After close monitoring and responses and guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, around March 18, 2020 for a period of time, the Company closed its Blue Collar office in Los Angeles and its TPT SpeedConnect offices in Michigan, Idaho and Arizona. Most employees were working remotely, however this was not possible with certain employees and all subcontractors that work for Blue Collar. The Company has opened up most of it operations and continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible extensions to all or part of such closures.

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

On May 28, 2021, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Under the terms of the Purchase Agreement, White Lion agreed to provide the Company with up to $5,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”). A Form S-1 was filed on June 30, 2021 regarding this transaction. Subsequent Amendments to Forms S-1 related to this transaction were filed on July 6, 2021 and July 14, 2021. The registrations statement was declared effective July 19, 2021.

In August 2021, the Company has given purchase notices for 9,000,000 shares of common stock under the Purchase Agreement and has received proceeds of $83,420, net of expenses.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of June 30, 2021 and December 31, 2020 are as follows:

	2021	2020
Property and equipment:
Telecommunications fiber and equipment	$2,652,751	$2,530,167
Film production equipment	369,903	369,903
Medical equipment	209,499	133,329
Office furniture and equipment	86,899	86,899
Leasehold improvements	18,679	18,679
Total property and equipment	3,337,731	3,138,977
Accumulated depreciation	(2,024,648)	(993,380)
Property and equipment, net	$2,024,648	$2,145,597

Depreciation expense was $319,703 and $517,367 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of June 30, 2021 and December 31, 2020 are as follows:

	2021	2020
Loans and advances (1)	$2,744,042	$2,517,200
Convertible notes payable (2)	1,711,098	1,711,098
Factoring agreements (3)	687,314	635,130
Debt – third party	$5,142,454	$4,863,428

Line of credit, related party secured by assets (4)	$3,043,390	$3,043,390
Debt– other related party, net of discounts (5)	7,450,000	7,423,334
Convertible debt – related party (6)	922,181	922,481
Shareholder debt (7)	142,054	93,072
Debt – related party	$11,557,625	$11,482,277

Total financing arrangements	$16,700,079	$16,345,705

Less current portion:
Loans, advances and factoring agreements – third party	$(1,678,756)	$(2,308,753)
Convertible notes payable third party	(1,711,098)	(1,711,098
Debt – related party, net of discount	(10,635,444)	(10,559,796)
Convertible notes payable– related party	(922,181)	(922,481)
	(14,947,479)	(15,502,128)
Total long term debt	$1,752,600	$843,577

_________

(1) The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month Libor plus 2%, 2.10% as of June 30, 2021, and is secured by assets of the Company, was due August 31, 2020, as amended, and included 8,000 stock options as part of the terms which options expired December 31, 2019 (see Note 7).

$400,500 is a line of credit that Blue Collar has with a bank, bears interest at Prime plus 1.125%, 4.38% as of June 30, 2021, and was due March 25, 2021.

$360,000 is a bank loan dated May 28, 2019, amended May 20, 2021 which bears interest at Prime plus 6%, 9.25% as of June 30, 2021, is interest only for the first year following the amendment, there after beginning in June of 2022 payable monthly of principal and interest until the due date of May 1, 2024. The bank loan is collateralized by assets of the Company.

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

Effective September 30, 2020, we entered into a Purchase Agreement by which we agreed to purchase the 500,000 outstanding Series A Preferred shares of TPT Strategic, our majority owned subsidiary, in an agreed amount of $350,000 in cash or common stock, if not paid in cash, at the five day average price preceding the date of the request for effectiveness after the filing of a registration statement on Form S-1. This was modified December 28 and 29, 2020, to provide for registration of 7,500,000 common shares for resale at the market price. Any balance due on notes will be calculated after an accounting for the net sales proceeds from sale of the stock by February 28, 2021 and may be paid in cash or stock thereafter. The Series A Preferred shares were purchased from the Michael A. Littman, Atty. Defined Benefit Plan. The $350,000 was originally recorded as a Note Payable as of December 31, 2020 but then reclassified to equity and derivative liability when the 7,500,000 shares were issued during January 2021. See Note 7 for discussion on settlement agreement with Mr. Littman for any resulting liability that may arise after the sale of these shares.

The remaining balances generally bear interest at approximately 10%, have maturity dates that are due on demand or are past due, are unsecured and are classified as current in the balance sheets.

(2) During 2017, the Company issued convertible promissory notes in the amount of $67,000 (comprised of $62,000 from two related parties and $5,000 from a former officer of CDH), all which were due May 1, 2020 and bear 6% annual interest (12% default interest rate). The convertible promissory notes are convertible, as amended, at $0.25 per share. These convertible promissory notes were not repaid May 1, 2020 and may be considered in default.

During 2019, the Company consummated Securities Purchase Agreements dated March 15, 2019, April 12, 2019, May 15, 2019, June 6, 2019 and August 22, 2019 with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) for the purchase of convertible promissory notes in the amounts of $68,000, $65,000, $58,000, $53,000 and $43,000 (“Geneva Roth Convertible Promissory Notes”). The Geneva Roth Convertible Promissory Notes are due one year from issuance, pays interest at the rate of 12% (principal amount increases 150%-200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to the maturity date or date of default to convert all or any part of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 61% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Geneva Roth Convertible Promissory Notes may be prepaid in whole or in part of the outstanding balance at 125% to 140% up to 180 days from origination. Geneva Roth converted a total of $244,000 of principal and $8,680 of accrued interest through June 30, 2021 from its various Securities Purchase Agreements into 125,446,546 shares of common stock of the Company leaving no outstanding principal balances as of June 30, 2021. On February 13, 2020, the August 22, 2019 Securities Purchase Agreement was repaid for $63,284, including a premium and accrued interest.

On March 25, 2019, the Company consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 Convertible Promissory Note (“Auctus Convertible Promissory Note”). The Auctus Convertible Promissory Note is due December 18, 2019, pays interest at the rate of 12% (24% default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date or at the effective date of the registration of the underlying shares of common stock, which the holder has registration rights for, to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lessor of the lowest trading price during the previous 25 trading days prior the date of the Auctus Convertible Promissory Note or 50% multiplied by the average of the two lowest trading prices for the common stock during the previous 25 trading days prior to the applicable conversion date. The Auctus Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Auctus converted $33,180 of principal and $142,004 of accrued interest into 376,000,000 shares of common stock of the Company prior to June 30, 2021. 2,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7.

On June 6, 2019, the Company consummated a Securities Purchase Agreement with JSJ Investments Inc. (“JSJ”) for the purchase of a $112,000 Convertible Promissory Note (“JSJ Convertible Promissory Note”). The JSJ Convertible Promissory Note is due June 6, 2020, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lower of the market price, as defined, or 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The JSJ Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. JSJ converted $43,680 of principal into 18,500,000 shares of common stock of the Company prior to June 30, 2021. In addition, on February 25, 2020 the Company repaid for $97,000, including a premium and accrued interest, for all remaining principal and accrued interest balances as of that day. 333,333 warrants were issued in conjunction with the issuance of this debt. See Note 7.

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note is due June 11, 2020, pays interest at the rate of 12% (principal amount increases 200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. The EMA Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Prior to June 30, 2021, EMA converted $35,366 of principal into 147,700,000 shares of common stock of the Company. 1,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7.

The Company is in default under its derivative financial instruments and received notice of such from Auctus and EMA for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. It was the intent of the Company to pay back all derivative securities prior to the due dates but that has not occurred in the case of Auctus or EMA. As such, the Company is currently in negotiations with Auctus and EMA relative to extending due dates and changing terms on the Notes. The Company has been named in a lawsuit by EMA for failing to comply with a Securities Purchase Agreement entered into in June 2019. See Note 8 Other Commitments and Contingencies.

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

(3) The Factoring Agreement with full recourse, due February 29, 2020, as amended, was established in June 2016 with a company that is controlled by a shareholder and is personally guaranteed by an officer of the Company. The Factoring Agreement is such that the Company pays a discount of 2% per each 30-day period for each advance received against accounts receivable or future billings. The Company was advanced funds from the Factoring Agreement for which $101,244 and $101,244 in principal remained unpaid as of June 30, 2021 and December 31, 2020, respectively.

On May 8, 2019, the Company entered into a factoring agreement with Advantage Capital Funding (“2019 Factoring agreement”). $500,000, net of expenses, was funded to the Company with a promise to pay $18,840 per week for 40 weeks until a total of $753,610 is paid which occurred in February 2020.

On February 21, 2020, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (“2020 Factoring Agreement”). The balance to be purchased and sold is $716,720 for which the Company received $500,000, net of fees. Under the 2020 Factoring Agreement, the Company was to pay $14,221 per week for 50 weeks at an effective interest rate of approximately 43% annually. However, due to COVID-19 the payments under the 2020 Factoring Agreement were reduced temporarily, to between $9,000 and $11,000 weekly. All deferred payments, $39,249 as of June 30, 2021, were subsequently paid.

On November 13, 2020, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (“2020 NewCo Factoring Agreement”). The balance to be purchased and sold is $326,400 for which the Company received $232,800, net of fees. Under the 2020 NewCo Factoring Agreement, the Company was to pay $11,658 per week for 28 weeks at an effective interest rate of approximately 36% annually. The 2020 NewCo Factoring Agreement has been paid back in total.

On December 11, 2020, the Company entered into an Agreement for the Purchase and Sale of Future Receipts with Samson MCA LLC (“Samson Factoring Agreement”). The balance to be purchased and sold is $162,500 for which the Company received $118,625, net of fees. Under the Samson Factoring Agreement, the Company was to pay $8,125 per week for 20 weeks at an effective interest rate of approximately 36%. The Samson Factoring Agreement has been paid back in total.

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

On June 7 and June 14, 2021, the Company entered into two Agreements for the Purchase and Sale of Future Receipts (“NewCo Factoring Agreements”). The balance to be purchased and sold is $199,500 each for which the Company received $144,750 each, net of fees. Under the NewCo Factoring Agreement, the Company is to pay $5,542 each per week for 36 weeks at an effective interest rate of approximately 36% annually. The NewCo Factoring Agreements include a guaranty by the CEO of the Company, Stephen J. Thomas III.

On June 28, 2021, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (“NewCo Factoring Agreement #3”). The balance to be purchased and sold is $133,000 for which the Company received $100,000. Under the NewCo Factoring Agreement, the Company is to pay $3,695 per week for 36 weeks at an effective interest rate of approximately 36% annually. The NewCo Factoring Agreement #3 includes a guaranty by the CEO of the Company, Stephen J. Thomas III.

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%,2.14% as of June 30, 2021, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling $85,120 which expired as of December 31, 2019 (see Note 8) and was due, as amended, August 31, 2020. The Company is in negotiations to refinance this Line of Credit.

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

(6) During 2016, the Company acquired SDM which consideration included a convertible promissory note for $250,000 due February 29, 2019, as amended, does not bear interest, unless delinquent in which the interest is 12% per annum, and is convertible into common stock at $1.00 per share. The SDM balance is $182,381 as of June 30, 2021. As of June 30, 2021, this convertible promissory note is delinquent.

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

The derivative liability as of June 30, 2021, in the amount of $4,783,379 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2021.

Debt Derivative Liabilities
Balance, December 31, 2019	$8,836,514
Change in derivative liabilities from conversion of notes payable	(1,144,290)
Change in derivative liabilities from the Odyssey conversion to a term loan	(1,286,762)
Change in fair value of derivative liabilities for the period – derivative expense	(1,140,323)
Balance, December 31, 2020	$5,265,139
Initial fair value of derivative liabilities during the period	77,897
Reclassification of certain derivative liabilities	(185,108)
Change in fair value of derivative liabilities for period – derivative expense	(374,549)
Balance, June 30, 2021	$4,783,379

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

As of June 30, 2021, the Company marked to market the fair value of the debt derivatives and determined a fair value of $4,783,379 ($4,774,388 from the convertible notes and $8,991 from warrants) in Note 5 (2) above. The Company recorded a gain from change in fair value of debt derivatives of $374,549 for the six months ended June 30, 2021. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 129.2% to 292.3%, (3) weighted average risk-free interest rate of 0.5% to 0.46% (4) expected life of 0.25 to 2.947 years, and (5) the quoted market price of $0.039 to $0.039 for the Company’s common stock.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of June 30, 2021, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C and Series D Preferred Stock.

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

There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2021. During the year ended December 31, 2020, the Series B Preferred Stock was reclassified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

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

There are no shares of Series C Convertible Preferred Stock outstanding as of June 30, 2021. There are approximately $678,500 in convertible notes payable convertible into Series C Convertible Preferred Stock which compromise some of the common stock equivalents calculated in Note 1.

Series D Convertible Preferred Stock

On June 15, 2020, the Company amended its Series D Designation from January 14, 2020. This Amendment changed the number of shares to 10,000,000 shares of the authorized 100,000,000 shares of the Company's $0.001 par value preferred stock as the Series D Convertible Preferred Stock (“the Series D Preferred Shares.”)

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

During the six months ended June 30, 2021, 46,649 shares of Series D Preferred Share were purchased for $233,244 of which Stephen Thomas, CEO of the Company, acquired 36,649 for $183,244. The remainder of the shares purchased as of June 30, 2021 were purchased by a third party.

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

Common Stock

As of June 30, 2021, we had authorized 1,000,000,000 shares of Common Stock, of which 879,029,038 common shares are issued and outstanding.

Common Stock Purchase Agreement

On May 28, 2021, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Under the terms of the Purchase Agreement, White Lion agreed to provide the Company with up to $5,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”). A Form S-1 was filed on June 30, 2021 regarding this transaction. Subsequent Amendments to Forms S-1 related to this transaction were filed on July 6, 2021 and July 14, 2021. The registrations statement was declared effective July 19, 2021.

The Company has the discretion to deliver purchase notice to White Lion and White Lion will be obligated to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) based on the investment amount specified in each purchase notice. The maximum amount of the Purchase Notice shall be the lesser of: (i) 200% of the Average Daily Trading Volume or (ii) the Investment Limit divided by the highest closing price of the Common Stock over the most recent five (5) Business Days including the respective Purchase Date. Notwithstanding the forgoing, the Investor may waive the Purchase Notice Limit at any time to allow the Investor to purchase additional shares under a Purchase Notice. Pursuant to the Purchase Agreement, White Lion and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to White Lion that would result in White Lion’s beneficial ownership equaling more than 9.99% of the Company’s outstanding Common Stock. The price of each purchase share shall be equal to eighty-five percent (85%) of the Market Price (as defined in the Purchase Agreement). Purchase Notices may be delivered by the Company to White Lion until the earlier of seven (7) months (until December 31, 2021) or the date on which White Lion has purchased an aggregate of $5,000,000 worth of Common Stock under the terms of the Purchase Agreement.

In August 2021, the Company has given purchase notices for 9,000,000 shares of common stock under the Purchase Agreement and has received proceeds of $83,420, net of expenses. There are another 10,000,000 shares that have been moved to escrow in the name of White Lion waiting for the next purchase notice.

Subscription (Receivable) Payable

As of June 30, 2021, the Company has recorded $(3,265) in stock subscription receivable which represents shares receivable under prior terminated acquisition agreement of 3,096,181 shares of common stock.

During 2018, a note payable of $2,000 was forgiven for 16,667 common shares. 2,000 of these shares were issued during the year ended December 31, 2020. The remainder were issued during the six months ended June 30, 2021.

During the year ended December 31, 2020, the Company signed consulting agreements related to their activities with TPT Global Tech and TPT MedTech with three third parties for which we agreed to issue 4,450,000 shares of restricted common stock. 300,000 of these shares were valued at fair value and expensed in the statement of operations for $16,200. The other 4,150,000 shares were value at their value of $275,975 which is being amortized over 10 months of service starting on the date of the agreement of September 1, 2020. $165,586 has been amortized into the statement of operations for the six months ended June 30, 2021.

In 2018, Arkady Shkolnik and Reginald Thomas (family member of CEO) were added as members of the Board of Directors. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive $25,000 per quarter and 5,000,000 shares of restricted common stock valued at approximately $692,500 vesting quarterly over twenty-four months. The quarterly cash payments of $25,000 will be paid in unrestricted common shares if the Company has not been funded adequately to make such payments. Mr. Thomas is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded. As of June 30, 2021, $215,500 and $75,000 has been accrued as accounts payable in the balance sheet for Mr. Shkolnik and Mr. Thomas, respectively. For the six months ended June 30, 2021 and 2020, $0 and $203,124, respectively, have been expensed under these agreements.

Effective November 1, 2017, the Company entered into an agreement to acquire Hollywood Rivera, LLC (“HRS”). In March 2018, the HRS acquisition was rescinded and 3,625,000 shares of common stock, which were issued as part of the transaction, are being returned by the recipients. As such, as of June 30, 2021 the 3,265,000 shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

Common Stock Issued During Six Months ended June 30, 2021

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

The 7,500,000 shares identified in these agreements with Mr. Littman were issued during the six months ended June 30, 2021 and included in a Form S-1 filed and declared effective in January 2021. We were informed by Mr. Littman that all the shares issued under these agreements have been sold resulting in a shortfall of $185,107 which has been included in accounts payable at June 30, 2021.

Another 5,964,667 common shares were issued during the six months ended June 30, 2021 which primarily related to services rendered for consulting arrangements with the Company. During the three and six months ended June 31, 2021, $127,441 and $209,685 were included in the statement of operations as expenses related to these stock issuances.

Stock Options

	Options Outstanding	Vested	Vesting Period	Exercise Price Outstanding and Exercisable	Expiration Date
December 31, 2019	3,000,000	3,000,000	12 to 18 months	$0.10	3-1-20 to 3-21-21
Expired	(2,000,000)
December 31, 2020	1,000,000	1,000,000	12 months	$0.10	3-21-21
Expired	(1,000,000)
June 30, 2021	-	-	-	-	-

Warrants

As of June 30, 2021, there were 3,333,333 warrants outstanding that expire in five years or in the year ended December 31, 2024. As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 3,333,333 warrants to purchase 3,333,333 common shares of the Company at 70% of the current market price. Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice.

The warrants issued were considered derivative liabilities valued at $8,991 of the total $4,783,379 derivative liabilities as of June 30, 2021. See Note 6.

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

Non-Controlling Interests

QuikLAB Mobile Laboratories

In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC. It is the intent to use these entities as vehicles into which third parties would invest and participate in owning QuikLAB Mobile Laboratories. As of December 31, 2020, Quiklab 1 LLC, QuikLAB 2, LLC and QuikLAB 3, LLC have received an investment of $460,000, of which Stephen Thomas and Rick Eberhardt, CEO and COO of the Company, have invested $100,000 in QuikLAB 2, LLC. The third party investors and Mr. Thomas and Mr. Eberhart, will benefit from owning 20% of QuikLAB Mobile Laboratories specific to their investments. The Company owns the other 80% ownership in the QuickLAB Mobile Laboratories. The net loss attributed to the non-controlling interests from the QuikLAB Mobile Laboratories included in the statement of operations for the three and six months ended June 30, 2021 is $18,841 and $40,223, repectively.

Other Non-Controlling Interests

TPT Strategic, Aire Fitness and TPT Asia are other non-controlling interests in which the Company owns 94%, 75% and 78%, respectively. There is very little activity in any of these entities. The net loss attributed to these non-controlling interests included in the statement of operations for the three and six months ended June 30, 2021 is $23,407 and $29,051, respectively.

TPT Strategic did a reverse merger with Southern Plains of which there ended up being a non-controlling interest ownership of 6% as of December 31, 2020. As a result, $219,058 in the non-controlling interest in liabilities of a license agreement valued at $3,500,000 was reflected in the consolidated balance sheet as of December 31, 2020. This was reversed during the six months ended June 30, 2021 when the liabilities under the license agreement were terminated by mutual agreement.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2021	2020
Related parties (1)	$1,342,038	$1,339,352
General operating	5,508,346	3,965,135
Accrued interest on debt (2)	1,721,047	1,328,939
Credit card balances	173,406	173,972
Accrued payroll and other expenses	217,178	296,590
Taxes and fees payable	641,555	641,012
Unfavorable lease liability	60,582	121,140
Total	$9,664,153	$7,866,140

_______________

(1)	Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.
(2)	Portion relating to related parties is $785,559 and $679,380 for June 30, 2021 and December 31, 2020, respectively

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

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our estimated incremental borrowing rate as the discount rate. Our weighted average discount rate is 10.0% and the weighted average lease term of 4.54 years.

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

As of June 30, 2021 and December 31, 2020, operating lease liabilities arising from operating leases were $6,592,385 and $5,555,674, respectively. During the six months ended June 30, 2021, cash paid for amounts included for the measurement of lease liabilities was $565,506 and the Company recorded lease expense in the amount of $1,370,787 in cost of sales.

The Company entered into an operating lease agreement for location rights for certain QuikLABS. The operating lease agreement started October 1, 2020 and goes for three years at $9,798 per month. In addition, the Company entered an operating agreement to lease colocation space for 5 years. This operating agreement started October 1, 2020 for 7,140 per month.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of June 30, 2021.

2021	$2,703,312
2022	1,855,230
2023	1,290,039
2024	960,126
2025	601,834
Thereafter	157,306
Total operating lease liabilities	7,567,849
Amount representing interest	(975,464)
Total net present value	$6,592,385

Office lease used by CEO

The Company entered into a lease of 12 months or less for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The company has paid $1,500 and $15,000 in rent and utility payments for this space for the six months ended June 30, 2021 and 2020, respectively.

Financing lease obligations

Future minimum lease payments are as follows:

2021	$864,025
2022	10,780
2023	-
2024	-
2025	-
Thereafter	-
Total financing lease liabilities	874,805
Amount representing interest	(23,246)
Total future payments (1)(2)	$851,559

____________________

(1)	Included is a Telecom Equipment Lease is with an entity owned and controlled by shareholders of the Company and was due August 31, 2020, as amended.
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

Litigation

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019. More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months. EMA has claimed in excess of $650,975 in relief. The Company has filed an answer and counterclaim. The Company does not believe at this time that any negative outcome would result in more than the $725,452 it has recorded on its balance sheet as of June 30, 2021.

A lawsuit was filed in Michigan by the one of the former owners of SpeedConnect, LLC, John Ogren. Mr. Ogren claimed he was owed back wages related to the acquisition agreement wherein the Company acquired the assets of SpeedConnect, LLC and kept him on through a consulting agreement. The Company’s position was that he ultimately resigned in writing and was not due any back wages. In August 2021, Mr. Ogren was awarded $334,908 in back wages by an Arbitrator. This amount has been included in accounts payable as of June 30, 2021 and expensed in the statement of operations as other expenses in the six months ended June 30, 2021.

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

Customer Contingencies

The Company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of these amounts. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of June 30, 2021 and December 31, 2020.

Stock Contingencies

The Company has convertible debt, preferred stock, options and warrants outstanding for which common shares would be required to be issued upon exercise by the holders. As of June 30, 2021, the following shares would be issued:

Convertible Promissory Notes	421,447,906
Series A Preferred Stock (1)	1,279,184,625
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	21,050,993
Stock Options and Warrants	3,333,333
1,727,605,549

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

NOTE 9 – RELATED PARTY ACTIVITY

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $1,342,038 and $1,339,352, respectively, as of June 30, 2021 and December 31, 2020 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 8.

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

Debt Financing and Amounts Payable

As of June 30, 2021, there are amounts due to management/shareholders included in financing arrangements, of which $88,520 is payable from the Company to Stephen J. Thomas III, CEO of the Company. See note 5.

Revenue Transactions and Accounts Receivable

During the six months ended June 30, 2021, Blue Collar provided production services to an entity controlled by the Blue Collar CEO (355 LA, LLC or “355”) for which it recorded revenues of $0 and $235,149, respectively, and had accounts receivable outstanding as of June 30, 2021 and December 31, 2020 of $0 and $0, respectively, which is included in accounts receivable on the consolidated balance sheet. 355 was formed in October 2019 by the CEO of Blue Collar for the purpose of production of certain additional footage for a 355 customer. 355 has opportunity to engage with other production relationships outside of using Blue Collar.

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

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are comprised of the following:

June 30, 2021

	Gross carrying amount (1)	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$938,000	$(259,065)	$678,935	3-10
Developed Technology	4,595,600	(1,872,287)	2,723,313	9
Film Library	957,000	(213,200)	743,800	11
Trademarks and Tradenames	132,000	(32,535)	99,465	12
Favorable leases	95,000	(67,840)	27,160	3
Other	76,798	(3,840)	72,958	10
	6,794,398	(2,448,767)	4,345,631

Goodwill	$768,091	$-	$768,091

Amortization expense was $369,310 and $365,470 for the six months ended June 30, 2021 and 2020, respectively.

December 31, 2020

	Gross carrying amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$938,000	(207,771)	$730,229	3-10
Developed Technology	4,595,600	(1,616,975)	2,978,625	9
Film Library	957,000	(177,100)	779,900	11
Trademarks and Tradenames	132,000	(26,731)	105,269	12
Favorable leases	95,000	(50,880)	44,120	3
Other	76,798	-	76,798
Total intangible assets, net	$6,794,398	(2,079,457)	$4,714,941

Goodwill	$768,091	-	$768,091

Remaining amortization of the intangible assets is as following for the next five years and beyond:

2021	$389,744
2022	730,059
2023	719,859
2024	719,859
2025	719,859
Thereafter	1,066,251
$4,345,631

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

2021
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$1,959,818	$511,454	$81,458	$26,490	$2,579,180
Cost of sales	$(1,520,612)	$(212,565)	$(384,233)	$(72,231)	$(2,189,641)
Net income (loss)	$(355,593)	$134,320	$(610,830)	$(1,339,095)	$(2,171,198)
Total assets	$9,473,626	$1,242,360	$483,597	$1,287,285	$12,486,868
Depreciation and amortization	$(153,093)	$(27,834)	$-	$(168,070)	$(348,997)
Derivative gain	$-	$-	$-	$189,274	$189,274
Interest expense	$(145,465)	$(6,071)	$-	$(257,707)	$(409,243)

2020
	TPT SpeedConnect	Blue Collar	Corporate and other	Total
Revenue	$2,556,832	$172,687	$27,252	$2,756,771
Cost of revenue	$(1,510,706)	$(140,743)	$23,189	$(1,628,260)
Net income (loss)	$455,583	$(187,860)	$2,202,487	$2,470,210
Total assets	$6,941,344	$420,298	$8,084,489	$15,446,131
Depreciation and amortization	$(112,794)	$(37,112)	$(292,793)	$(442,699)
Derivative expense	$-	$-	$3,496,653	$3,496,653
Interest expense	$(26,449)	$(9,426)	$(251,469)	$(287,344)

The following tables present summary information by segment for the six months ended June 30, 2021 and 2020 respectively:

2021
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$4,050,224	$711,454	$457,108	$72,744	$5,291,530
Cost of sales	$(3,138,744)	$(335,830)	$(766,208)	$(110,513)	$(4,351,295)
Net income (loss)	$(600,055)	$30,906	$(1,051,268)	$(2,263,833)	$(3,884,250)
Total assets	$9,473,626	$1,242,360	$483,597	$1,287,285	$12,486,868
Depreciation and amortization	$(301,640)	$(55,668)	$-	$(331,705)	$(689,013)
Derivative gain	$-	$-	$-	$374,549	$374,549
Interest expense	$(335,934)	$(14,343)	$-	$(449,845)	$(800,122)

30

2020
	TPT SpeedConnect	Blue Collar	Corporate and other	Total
Revenue	$5,264,486	$526,092	$42,166	$5,832,744
Cost of revenue	$3,228,092	$288,838	$220,747	$3,737,677
Net income (loss)	$742,373	$(245,955)	$(2,992,406)	$(2,495,988)
Depreciation and amortization	$239,988	$64,946	$577,903	$882,837
Derivative expense	$-	$-	$400,019	$400,019
Interest expense	$80,453	$19,644	$734,004	$834,101

NOTE 12 – SUBSEQUENT EVENTS

Stock Purchase Agreement

On May 28, 2021, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Under the terms of the Purchase Agreement, White Lion agreed to provide the Company with up to $5,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”). A Form S-1 was filed on June 30, 2021 regarding this transaction. Subsequent Amendments to Forms S-1 related to this transaction were filed on July 6, 2021 and July 14, 2021. The registrations statement was declared effective July 19, 2021.

The Company has the discretion to deliver purchase notice to White Lion and White Lion will be obligated to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) based on the investment amount specified in each purchase notice. The maximum amount of the Purchase Notice shall be the lesser of: (i) 200% of the Average Daily Trading Volume or (ii) the Investment Limit divided by the highest closing price of the Common Stock over the most recent five (5) Business Days including the respective Purchase Date. Notwithstanding the forgoing, the Investor may waive the Purchase Notice Limit at any time to allow the Investor to purchase additional shares under a Purchase Notice. Pursuant to the Purchase Agreement, White Lion and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to White Lion that would result in White Lion’s beneficial ownership equaling more than 9.99% of the Company’s outstanding Common Stock. The price of each purchase share shall be equal to eighty-five percent (85%) of the Market Price (as defined in the Purchase Agreement). Purchase Notices may be delivered by the Company to White Lion until the earlier of seven (7) months (until December 31, 2021) or the date on which White Lion has purchased an aggregate of $5,000,000 worth of Common Stock under the terms of the Purchase Agreement.

In August 2021, the Company has given purchase notices for 9,000,000 shares of common stock under the Purchase Agreement and has received proceeds of $83,420, net of expenses. There are another 10,000,000 shares that have been moved to escrow in the name of White Lion waiting for the next purchase notices.

Financing Arrangements

On July 23, 2021, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (“Lendora Factoring Agreement”). The balance to be purchased and sold is $299,800 for which the Company received $190,000, net of fees. Under the Lendora Factoring Agreement, the Company is to pay $18,737.5 per week for 16 weeks at an effective interest rate of approximately 36% annually. The Lendora Factoring Agreement includes a guaranty by the CEO of the Company, Stephen J. Thomas III.

On July 23, 2021, the Company entered into a consolidation agreement for the Purchase and Sale of Future Receipts with Lendora Capital (“Lendora Consolidation Agreement”). The balance to be purchased and sold gave consideration for all then outstanding factoring agreements such as the NewCo Factoring Agreements, the NewCo Factoring Agreement #3 and the Lendora Factoring Agreement and amounted to 1,522,984 for which the Company had outstanding balances totaling $1,016,000. Payments under this Lendora Consolidation Agreement supercedes all other factoring agreement payments and includes $ 31,728.85 per week, at an effective interest rate of approximately 36% annually, for 48 weeks. The QFS Factoring Agreement includes a guaranty by the CEO of the Company.

Litigation

A lawsuit was filed in Michigan by the one of the former owners of SpeedConnect, LLC, John Ogren. Mr. Ogren claimed he was owed back wages related to the acquisition agreement wherein the Company acquired the assets of SpeedConnect, LLC and kept him on through a consulting agreement. The Company’s position was that he ultimately resigned in writing and was not due any back wages. In August 2021, Mr. Ogren was awarded $334,908 in back wages by an Arbitrator. This amount has been included in accounts payable as of June 30, 2021 and expensed in the statement of operations as other expenses in the six months ended June 30, 2021.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2021, we had an accumulated deficit totaling $44,787,194. This raises substantial doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

During the three months ended June 30, 2021, we recognized total revenues of $2,579,180 compared to the prior period of $2,756,771. The decrease is largely attributable to the decrease in internet customers from attrition.

Gross profit for the three months ended June 30, 2021 was $389,539 compared to $1,114,111 for the prior period. The decrease of is largely attributable to the decrease in internet customer from attrition, which attrition was the primary factor in the reduction in the profit margin for the period as compared to the prior period. It is also attributable to the continued expenses related to TPT MedTech far exceeding the current revenues.

During the three months ended June 30, 2021, we recognized $2,048,107 in operating expenses compared to $2,898,566 for the prior period. The decrease was in large part attributable to increased research and development expense in the prior period of $1,000,000.

Derivative gain of $189,274 and $3,496,653 result from the accounting for derivative financial instruments during the three months ended June 30, 2021 and 2020, respectively.

Interest expense increased for the three months ended June 30, 2021 compared to the prior period by $202,468. The increase comes largely from the true up of interest expense on some of the Company’s derivative securities.

During the three months ended June 30, 2021, we recognized a net loss of $2,171,198 compared to net income of $2,470,210 for the prior period. The difference was in large part from the derivative gain and other reasons outlined above.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

During the six months ended June 30, 2021, we recognized total revenues of $5,291,530 compared to the prior period of $5,832,744. The decrease is largely attributable to the decrease in internet customers from attrition.

Gross profit for the six months ended June 30, 2021 was $940,235 compared to $2,095,067 for the prior period. The decrease is largely attributable to the decrease in internet customer from attrition, which attrition was the primary factor in the reduction in the profit margin for the period as compared to the prior period. It is also attributable to the continued expenses related to TPT MedTech far exceeding the current revenues.

During the six months ended June 30, 2021, we recognized $4,133,278 in operating expenses compared to $4,833,416 for the prior period. The decrease was in large part attributable to the research and development expenses in the prior period of $1,000,000 offset partially by an increase in TPT MedTech expenses.

Derivative gain of $374,549 and derivative expense of $400,019 result from the accounting for derivative financial instruments during the six months ended June 30, 2021 and 2020, respectively.

Interest expense decreased for the six months ended June 30, 2021 compared to the prior period by $33,977. The decrease is largely from the derivative debt being in default of the increased penalty amounts that were accounted for in the prior period versus this period.

During the six months ended June 30, 2021, we recognized a net loss of $3,884,250 compared to $3,495,988 for the prior period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operating activities were not enough to support all working capital requirements for the six months ended June 30, 2021 and 2020. Financing activities described below have helped with working capital and other capital requirements.

We incurred $3,884,250 and $3,495,988, respectively, in losses, and we used $304,761 and $318,895, respectively, in cash from operations for the six months ended June 30, 2021 and 2020. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-loved assts and share-based compensation which totaled to a net $870,216 for 2021 and $2,460,160 for 2020.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. For the six months ended June 30, 2021, we had a net increase in our assets and liabilities of $2,778,546 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and an increase in the balances from our operating lease liabilities. For the six months ended June 30, 2021, we had a net increase to our assets and liabilities of $716,933 for similar reasons.

Cash flows from financing activities were $589,504 and $506,735 for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, these cash flows were generated primarily from proceeds from sale of Series D Preferred Stock of $233,244, proceeds from convertible notes, loans and advances of $1,771,685 offset by payment on convertible loans, advances and factoring agreements of $1,460,898. For the six months ended June 30, 2020, cash flows from financing activities primarily came from proceeds from convertible notes, loans and advances of $1,311,800 offset by payments on convertible loans, advances and factoring agreements of $619,227 and payments on convertible notes and amounts payable – related parties of $188,238.

Cash flows used in investing activities were $198,753 and $271,138, respectively, for the six months ended June 30, 2021 and 2020. These cash flows were used for the purchase of equipment.

These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After close monitoring and responses and guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, around March 18, 2020 for a period of time, the Company closed its Blue Collar office in Los Angeles and its TPT SpeedConnect offices in Michigan, Idaho and Arizona. Most employees were working remotely, however this was not possible with certain employees and all subcontractors that work for Blue Collar. The Company has opened up most of it operations and continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible extensions to all or part of such closures.

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

On May 28, 2021, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Under the terms of the Purchase Agreement, White Lion agreed to provide the Company with up to $5,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”). A Form S-1 was filed on June 30, 2021 regarding this transaction. Subsequent Amendments to Forms S-1 related to this transaction were filed on July 6, 2021 and July 14, 2021. The registrations statement was declared effective July 19, 2021.

In August 2021, the Company has given purchase notices for 9,000,000 shares of common stock under the Purchase Agreement and has received proceeds of $83,420, net of expenses.

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

•	What are the material operational challenges that management and the Board of Directors are monitoring and evaluating?

•	We have been challenged by the gathering restrictions under state and local rules and lack of events due to cancellation specifically related to our Blue Collar operations.

•

How and to what extent have you altered your operations, such as implementing health and safety policies for employees, contractors, and customers, to deal with these challenges, including challenges related to employees returning to the workplace?

•

We have allowed our employees to work from home and are using contract service providers where appropriate. Blue Collar was completely shut down for a period of time but has implemented health and safety policies for employees, contractors and customers to be able to resume some of their operations.

•	How are the changes impacting or reasonably likely to impact your financial condition and short- and long-term liquidity?

•	The changes have impaired our Blue Collar operations significantly in the prior year but which operations are rebounding in 2021.

•	How is your overall liquidity position and outlook evolving?

•	We have raised limited funds to help our liquidity position but hope our outlook is bright primarily through a pending private placement and current discussions with other funding opportunities.

34

•

To the extent COVID-19 is adversely impacting your revenues, consider whether such impacts are material to your sources and uses of funds, as well as the materiality of any assumptions you make about the magnitude and duration of COVID-19’s impact on your revenues. Are any decreases in cash flow from operations having a material impact on your liquidity position and outlook?

•	COVID-19 reduced our historical revenues in 2020. The bans on events and gatherings were very material to our Blue Collar operations. Blue Collar in 2021 is rebounding from those declines.

•	Have you accessed revolving lines of credit or raised capital in the public or private markets to address your liquidity needs?

•	We have raised some limited funds through private sources but have mainly relied on PPP funding and cash flows from those parts of our business with positive cash flows.

•	Have COVID-19 related impacts affected your ability to access your traditional funding sources on the same or reasonably similar terms as were available to you in recent periods?

•	No.

•	Have you provided additional collateral, guarantees, or equity to obtain funding?

•	No.

•	Have there been material changes in your cost of capital?

•	No.

•	How has a change, or a potential change, to your credit rating impacted your ability to access funding?

•	No.

•

Do your financing arrangements contain terms that limit your ability to obtain additional funding? If so, is the uncertainty of additional funding reasonably likely to result in your liquidity decreasing in a way that would result in you being unable to maintain current operations?

•	No.

•	Are you at material risk of not meeting covenants in your credit and other agreements?

•	No.

•

If you include metrics, such as cash burn rate or daily cash use, in your disclosures, are you providing a clear definition of the metric and explaining how management uses the metric in managing or monitoring liquidity?

•	Not Applicable.

•	Are there estimates or assumptions underlying such metrics the disclosure of which is necessary for the metric not to be misleading?

•	No.

•	Have you reduced your capital expenditures and if so, how?

•	No.

•	Have you reduced or suspended share repurchase programs or dividend payments?

•	No.

•	Have you ceased any material business operations or disposed of a material asset or line of business?

•	No.

•	Have you materially reduced or increased your human capital resource expenditures?

•	Yes, we have reduced staff for Blue Collar and are using more contractors for current work.

•	Are any of these measures temporary in nature, and if so, how long do you expect to maintain them?

•	These measures were temporary and are starting to be changed.

•	What factors will you consider in deciding to extend or curtail these measures?

•	We are opening up and allow operations as much as possible.

•	What is the short- and long-term impact of these reductions on your ability to generate revenues and meet existing and future financial obligations?

•	There is no impact of these reductions upon our ability to generate revenues or meet financial obligations.

•	Are you able to timely service your debt and other obligations?

•	Yes, for most debt instruments.

•	Have you taken advantage of available payment deferrals, forbearance periods, or other concessions? What are those concessions and how long will they last?

•	Yes.

•	Do you foresee any liquidity challenges once those accommodations end?

•	Possibly, if creditors demand all deferrals at once rather than payment over time as indicated.

•	Have you altered terms with your customers, such as extended payment terms or refund periods, and if so, how have those actions materially affected your financial condition or liquidity?

•	We have not altered terms with customers.

•	Did you provide concessions or modify terms of arrangements as a landlord or lender that will have a material impact?

•	No.

•	Have you modified other contractual arrangements in response to COVID-19 in such a way that the revised terms may materially impact your financial condition, liquidity, and capital resources?

•	Possibly, if creditors demand all deferrals at once rather than payment over time as indicated.

•	Are you relying on supplier finance programs, otherwise referred to as supply chain financing, structured trade payables, reverse factoring, or vendor financing, to manage your cash flow?

•	Yes.

•	Have these arrangements had a material impact on your balance sheet, statement of cash flows, or short- and long-term liquidity and if so, how?

•	No.

•	What are the material terms of the arrangements?

•	Most vendors situations now provide up to 30 days terms; but a good portion has now returned to normal payment terms.

•	Did you or any of your subsidiaries provide guarantees related to these programs?

•	No.

•	Do you face a material risk if a party to the arrangement terminates it?

•	No.

•	What amounts payable at the end of the period relate to these arrangements, and what portion of these amounts has an intermediary already settled for you?

•	There have been no settlements. Most related to up to 30 days with telecommunications vendors and payments are being included in planned cash flows.

•

Have you assessed the impact material events that occurred after the end of the reporting period, but before the financial statements were issued, have had or are reasonably likely to have on your liquidity and capital resources and considered whether disclosure of subsequent events in the financial statements and known trends or uncertainties in MD&A is required?

•

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

•	How does a loan impact your financial condition, liquidity and capital resources?

•	We have no government loans, except PPP loans that we anticipate will be forgiven.

•	What are the material terms and conditions of any assistance you received, and do you anticipate being able to comply with them?

•	PPP loans only and we anticipate forgiveness.

•	Do those terms and conditions limit your ability to seek other sources of financing or affect your cost of capital?

•	No.

•

Do you reasonably expect restrictions, such as maintaining certain employment levels, to have a material impact on your revenues or income from continuing operations or to cause a material change in the relationship between costs and revenues?

•	No.

•	Once any such restrictions lapse, do you expect to change your operations in a material way?

•	No.

•	Are you taking advantage of any recent tax relief, and if so, how does that relief impact your short- and long-term liquidity?

•	We are using payroll tax deferrals allowed by the tax relief programs.

•	Do you expect a material tax refund for prior periods?

•	No.

•	Does the assistance involve new material accounting estimates or judgments that should be disclosed or materially change a prior critical accounting estimate?

•	No.

•	What accounting estimates were made, such as the probability a loan will be forgiven, and what uncertainties are involved in applying the related accounting guidance?

•	We anticipate forgiveness of our PPP loans but have disclosed them as loans through June 30, 2021.

A Company’s Ability to Continue as a Going Concern

The SEC has advised that Management should consider whether conditions and events, taken as a whole, raise substantial doubt about the company’s ability to meet its obligations as they become due within one year after the issuance of the financial statements. There is substantial doubt about a company’s ability to continue as a going concern due to continuation of the COVID-19 pandemic and we make the following disclosure:

•	Are there conditions and events that give rise to the substantial doubt about the company’s ability to continue as a going concern?

•	Yes. There was concern about our ability to continue as a going concern prior to COVID 19, however the continuation of COVID-19 restrictions may hamper Blue Collar from operating and generating revenues at full capacity.

•	For example, have you defaulted on outstanding obligations?

•	Yes, but not because of COVID-19.

•	Have you faced labor challenges or a work stoppage?

•	No.

•	What are your plans to address these challenges?

•	At the point of allowing full operations for Blue Collar and film production companies to fully operate will be the complete turnaround for these revenues.

•	Have you implemented any portion of those plans?

•	No, it’s a matter of allowing Blue Collar to fully operate and trying to raise money and fund operational plans.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019. More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months. EMA has claimed in excess of $650,975 in relief. The Company has filed an answer and counterclaim. The Company does not believe at this time that any negative outcome would result in more than the $725,452 it has recorded on its balance sheet as of June 30, 2021.

A lawsuit was filed in Michigan by the one of the former owners of SpeedConnect, LLC, John Ogren. Mr. Ogren claimed he was owed back wages related to the acquisition agreement wherein the Company acquired the assets of SpeedConnect, LLC and kept him on through a consulting agreement. The Company’s position was that he ultimately resigned in writing and was not due any back wages. In August 2021, Mr. Ogren was awarded $334,908 in back wages by an Arbitrator. This amount has been included in accounts payable as of June 30, 2021 and expensed in the statement of operations as other expenses in the six months ended June 30, 2021.

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

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPT GLOBAL TECH, INC.
(Registrant)

Dated: August 23, 2021	By:	/s/ Stephen J. Thomas, III
Stephen J. Thomas, III
(Chief Executive Officer, Principal Executive Officer)

Dated: August 23, 2021	By:	/s/ Gary L. Cook
Gary L. Cook
(Chief Financial Officer, Principal Accounting Officer)

