Form 10-Q
period 2021-09-30
TPT GLOBAL TECH, INC.
filed 2021-11-17
CIK 1661039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

___________________________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 8, 2021, there were 923,029,038 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$252,399	$19,309
Accounts receivable, net	109,667	164,818
Prepaid expenses and other current assets	47,026	180,362
Total current assets	409,092	364,489
NON-CURRENT ASSETS
Property and equipment, net	1,884,550	2,145,597
Operating lease right of use assets	4,374,626	4,732,459
Intangible assets, net	4,160,976	4,714,941
Goodwill	768,091	768,091
Deposits and other assets	171,413	111,111
Total non-current assets	11,359,656	12,472,199

TOTAL ASSETS	$11,768,748	$12,836,688

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$10,068,109	$7,866,140
Deferred revenue	327,788	341,789
Customer liability	338,725	338,725
Current portion of loans, advances and factoring agreements	1,788,186	2,308,753
Convertible notes payable, net of discounts	1,711,098	1,711,098
Notes payable - related parties, net of discounts	10,597,639	10,559,796
Convertible notes payable – related parties, net of discounts	922,181	922,481
Derivative liabilities	8,256,309	5,265,139
Current portion of operating lease liabilities	3,928,821	2,682,722
Financing lease liabilities	192,900	184,939
Financing lease liabilities – related party	675,687	654,633
Total current liabilities	38,807,443	32,836,215

NON-CURRENT LIABILITIES
Loans, advances and factoring agreements, net of current portion and discounts	1,030,400	843,577
Operating lease liabilities, net of current portion	2,907,598	2,872,952
Total non-current liabilities	3,937,998	3,716,529
Total liabilities	42,745,441	36,552,744

Commitments and contingencies	—	—

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

	September 30,	December 31,
	2021	2020
	(Unaudited)

MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	3,117,000	3,117,000
Convertible Preferred Series B – 3,000,000 shares designated, 2,588,693 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,677,473	1,677,473
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Convertible Preferred Series D, 10,000,000 designated – 46,649 and zero shares issued and outstanding as of September 30, 2021 and December 31, 2020	233,244	—
Total mezzanine equity	5,027,717	4,794,473

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 1,250,000,000 shares authorized, 908,029,038 and 865,564,371 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	908,029	865,565
Subscriptions payable (receivable)	3,835	125,052
Additional paid-in capital	12,500,573	11,462,940
Accumulated deficit	(49,503,549)	(40,902,944)
Total TPT Global Tech, Inc. stockholders' deficit	(36,091,112)	(28,449,387)
Non-controlling interests	86,702	(61,142)
Total stockholders’ deficit	(36,004,410)	(28,510,529)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,768,748	$12,836,688

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Products	$-	$7,200	$10,630	$35,291
Services	2,519,426	2,779,410	7,800,326	8,584,063
Total Revenues	2,519,426	2,786,610	7,810,956	8,619,354

COST OF SALES:
Products	-	7,155	10,640	34,455
Services	1,935,790	1,818,268	6,276,445	5,528,645
Total Costs of Sales	1,935,790	1,825,423	6,287,085	5,563,100
Gross profit	583,636	961,187	1,523,871	3,056,254
EXPENSES:
Sales and marketing	1,186	17,633	14,431	17,738
Professional	462,732	717,321	1,209,851	1,472,043
Payroll and related	574,119	664,278	1,962,434	1,910,416
General and administrative	454,401	475,650	1,749,985	1,425,264
Research and development	36,485	-	36,485	1,000,000
Depreciation	160,641	263,683	480,344	781,050
Amortization	184,655	182,735	553,965	548,205
Total expenses	1,874,219	2,321,300	6,007,496	7,154,716
Loss from operations	(1,290,583)	(1,360,113)	(4,483,625)	(4,098,462)

OTHER INCOME (EXPENSE)
Derivative gain (expense)	(3,472,930)	223,229	(3,098,381)	(176,790)
Gain (loss) on debt extinguishment	722,200	-	722,200	1,252,131
Gain (loss) on debt conversions	-	-	-	(775,650)
Interest expense	(676,983)	(248,158)	(1,477,105)	(1,082,259)
Other expense	-	-	(334,908)	-
Total other income (expenses)	(3,427,713)	(24,929)	(4,188,194)	(782,568)

Net loss before income taxes	(4,718,296)	(1,385,042)	(8,671,819)	(4,881,030)
Income taxes	-	-	-	-

NET LOSS BEFORE NON-CONTROLLING INTERESTS	(4,718,296)	(1,385,042)	(8,671,819)	(4,881,030)

NET LOSS ATTRIBUTABLE TO NON- CONTROLLING INTERESTS	(1,940)	(19,860)	(71,214)	(19,860)

NET LOSS ATTRIBUTABLE TO TPT GLOBAL TECH, INC. SHAREHOLDERS	$(4,716,356)	$(1,365,182)	$(8,600,605)	$(4,861,170)

Loss per common share: Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	890,779,038	857,617,316	879,778,872	696,347,551

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions Payable	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	(Receivable)	Capital	Deficit	Interest	Deficit
Balance as of June 30, 2021	—	$—	—	$—	879,029,038	$8,790,305	$(3,265)	$11,919,070	$(44,787,194)	$88,642	$(31,903,717)
Common stock issued for services or subscription payable	—	—	—	—	—	—	7,100	—	—	—	7,100
Issuance of shares for cash	—	—	—	—	29,000,000	28,999	—	581,503	—	—	610,502
Net loss	—	—	—	—	—	—	—	—	(4,716,356)	(1,940)	(4,718,296)
Balance as of September 30, 2021	—	$—	—	$—	908,029,038	$908,029	$3,835	$12,500,573	$(49,503,549)	$86,702	$(36,004,410)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions Payable	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	(Receivable)	Capital	Deficit	Interest	Deficit
Balance as of December 31, 2020	—	$—	—	$—	865,564,371	$865,565	$125,052	$11,462,940	$(40,902,944)	$(61,142)	$(28,510,529)
Common stock issued for services or subscription payable	—	—	—	—	5,964,667	5,965	(121,217)	336,203	—	—	220,936
Issuance of shares in exchange for debt	—	—	—	—	7,500,000	7,500	—	339,000	—	—	346,500
Issuance of shares for cash	—	—	—	—	29,000,000	28,999	—	581,503	—	—	610,502
TPT Strategic license cancellation	—	—	—	—	—	—	—	(219,058)	—	219,058	—
Net loss	—	—	—	—	—	—	—	—	(8,600,605)	(71,214)	(8,671,819)
Balance as of September 30, 2021	—	$—	—	$—	908,029,038	$908,029	$3,835	$12,500,573	$(49,503,549)	$86,702	$(36,004,410)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Interest	Deficit
Balance as of June 30, 2020	—	$—	—	$—	857,562,371	$857,563	$777,380	$9,959,111	$(36,327,081)	$—	$(24,733,027)
Common stock issuable for director services	—	—	—	—	—	—	33,854	—	—	—	33,854
Equity interest in QuikLABS issued for cash	—	—	—	—	—	—	—	288,000	—	72,000	360,000
Acquisition of Aire Fitness				—	—	—	—	—	—	(29,439)	(29,439)
Common stock issued for settlement of liability	—	—	—	—	1,000,000	1,000	—	57,000	—	—	58,000
InnovaQor merger	—	—	—	—	—	—	—	219,058	—	(219,058)	—
Net loss	—	—	—	—	—	—	—	—	(1,365,182)	(19,860)	(1,385,042)
Balance as of September 30, 2020	—	$—	—	$—	858,562,371	$858,563	$881,234	$10,523,169	$(37,692,263)	$(196,357)	$(25,695,654)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Interest	Deficit
Balance as of December 31, 2019	1,000,000	$1,000	2,588,693	$2,589	177,629,939	$177,630	$574,256	$13,279,749	$(32,831,093)	$—	$(18,795,869)
Common stock issuable for director services	—	—	—	—	—	—	236,978	—	—	—	236,978
Equity interest in QuikLABS issued for cash	—	—	—	—	—	—	—	288,000	—	72,000	360,000
Acquisition of Aire Fitness	—	—	—	—	—	—	—	—	—	(29,439)	(29,439)
Common stock issued for settlement of liability	—	—	—	—	1,000,000	1,000	—	57,000	—	—	58,000
Reclassification of preferred stock as mezzanine	(1,000,000)	(1,000)	(2,588,693)	(2,589)	----	—	—	(4,790,884)	—	—	(4,794,473)
Common stock issued for convertible promissory notes	—	—	—	—	679,932,432	679,933	—	1,470,246	—	—	2,150,179
InnovaQor merger								219,058	—	(219,058)	—
Net Loss	—	—	—	—	—	—	—	—	(4,861,170)	(19,860)	(4,881,030)
Balance as of September 30, 2020	—	$—	—	$—	858,562,371	$858,563	$811,234	$10,523,169	$(37,692,263)	$(196,357)	$(25,695,654)

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,671,819)	$(4,881,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	480,344	781,050
Amortization	553,965	548,205
Amortization of debt discounts	829,094	510,437
Promissory note issued for research and development	—	1,000,000
Loss on conversion of notes payable	—	775,650
Derivative expense	3,098,381	176,790
Gain on extinguishment of debt	(722,200)	(1,252,131)
Share-based compensation: Common stock	220,936	236,978
Note payable	—	350,000
Changes in operating assets and liabilities:
Accounts receivable	55,152	186,328
Prepaid expenses and other assets	133,336	(146,010)
Deposits and other assets	(60,302)	—
Accounts payable and accrued expenses	2,137,537	1,220,222
Net change in operating lease right of use assets and liabilities	1,638,578	149,290
Other liabilities	(14,001)	127,536
Net cash used in operating activities	(320,999)	(216,685)

Cash flows from investing activities:
Purchase of equipment	(219,298)	(429,886)
Net cash used in investing activities	(219,298)	(429,886)

Cash flows from financing activities:
Proceeds from sale or non-controlling interests in QuikLABS	—	360,000
Proceeds from sale of Common Stock	610,502	—
Proceeds from sale of Series D Preferred Stock	233,244	—
Proceeds from convertible notes, loans and advances	1,961,685	1,311,800
Payment on convertible loans, advances and factoring agreements	(2,024,497)	(818,978)
Proceeds on convertible notes and amounts payable – related parties	15,544	2,400
Payments on convertible notes and amounts payable – related parties	(5,827)	(130,349)
Payments on financing lease liabilities	(17,264)	—
Net cash provided by financing activities	773,387	724,356

Net change in cash	233,090	(77,785)
Cash and cash equivalents - beginning of period	19,309	192,172

Cash and cash equivalents - end of period	$252,399	$269,957

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

Supplemental Cash Flow Information:

Cash paid for:

	2021	2020
Interest	$34,420	$120,605
Taxes	$—	$—

Non-Cash Investing and Financing Activities:

	2021	2020
Debt discount on factoring agreement	$811,788	$216,720
Common stock issued in exchange for payable and note	$457,211	$2,258,637
TPT Strategic, Inc. merger – Non-controlling interest in intercompany liabilities rescinded	$(219,058)	$—
Issuance of common stock for subscription payable	$210,744	$—
Convertible preferred Series A and B reclassified to mezzanine equity	$—	$4,790,884
Common stock issued in conversion of convertible notes	$—	$2,258,637
Convertible preferred Series A and B reclassified to mezzanine equity	$—	$4,790,884
Acquisition of Aire Fitness – Liabilities assumed	$—	$641,869
InnovaQor merger – Non-controlling interest in intercompany liabilities assumed	$—	$219,058
Acquisition of property and equipment under finance lease	$—	$103,349

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The following acquisitions have resulted in entities which have been consolidated into TPTG. In 2014 the Company acquired all the assets of K Telecom and Wireless LLC (“K Telecom”) and Global Telecom International LLC (“Global Telecom”). Effective January 31, 2015, TPTG completed its acquisition of 100% of the outstanding stock of Copperhead Digital Holdings, Inc. (“Copperhead Digital”) and Subsidiaries, TruCom, LLC (“TruCom”), Nevada Utilities, Inc. (“Nevada Utilities”) and CityNet Arizona, LLC (“CityNet”). Effective September 30, 2016, the company acquired 100% ownership in San Diego Media Inc. (“SDM”). In October 2017, we entered into agreements to acquire Blue Collar, Inc. (“Blue Collar”) which closed as of September 1, 2018. On May 7, 2019 we completed the acquisition of a majority of the assets of SpeedConnect, LLC, which assets were conveyed into our wholly owned subsidiary TPT SpeedConnect, LLC (“TPT SC” or “TPT SpeedConnect”) which was formed on April 16, 2019. On January 8, 2020 we formed TPT Federal, LLC (“TPT Federal”). On March 30, 2020 we formed TPT MedTech, LLC (“TPT MedTech”) and on June 6, 2020 we formed InnovaQor, Inc (“InnovaQor”). In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC where TPT MedTech owns 80% (as agreed per the operating agreement) of all outside equity investments. Effective August 1, 2020 we closed on the acquisition of 75% of The Fitness Container, LLC (“Air Fitness”). In July 2020, we invested in a Hong Kong company called TPT Global Tech Asia Limited of which we own 78%, and during 2020, InnovaQor did a reverse merger with Southern Plains of which there ended up being a non controlling interest of 6% as of September 30, 2021 and December 31, 2020. The name of InnovaQor remained for the merged entities but was changed to TPT Strategic, Inc. on March 21, 2021.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2020. The condensed consolidated balance sheet as of September 30, 2021, has been derived from the consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the nine months ended September 30, 2021 and 2020. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the nine months ended September 30, 2021 and 2020 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
TPT SpeedConnect	$5,867,005	$7,683,928
Blue Collar	1,241,060	877,607
TPT MedTech	479,967	7,706
San Diego Media and other	7,032	10,822
Aire Fitness	205,263	4,000
Total Services Revenue	$7,800,326	$8,584,063
K Telecom-Product Revenue	10,630	35,291
Total Revenue	$7,810,956	$8,619,354

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 10 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue at September 30, 2021 and December 31, 2020 are $286,788 and $292,847, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue at September 30, 2021 and December 31, 2020. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

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

TPT MedTech also offers two products. One is to build and sell its mobile testing facilities called QuikLABs designed for mobile testing. This is used by TPT MedTech for its own testing services. The other is a sanitizing unit called SANIQuik which is used as a safe and flexible way to sanitize providing an additional routine to hand washing and facial coverings. The SANIQuik has not yet been approved for sale in the United States but has in some parts of the European community. Revenues from these products are recognized when a product is delivered, the sales transaction considered closed and accepted by a customer. Deferred revenue at September 30, 2021 and December 31, 2020 are zero and zero, respectively. There are no financing terms or variable transaction prices for either of these products.

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

Aire Fitness: Revenue from Manufacture of Mobile Units

Aire Fitness is focused on custom designing, manufacturing, and selling high-end turnkey outdoor fitness studios and mobile medical testing labs. Aire Fitness has contracted with YMCAs, Parks and Recreation departments, Universities and Country Clubs which are currently using its mobile gyms. Revenue is dependent on the customer specifics and recognized when the product or mobile unit is delivered, the sales transaction considered closed and accepted by a customer. Deferred revenue at September 30, 2021 and December 31, 2020 are $41,000 and $48,973, respectively. There are no financing terms for these products.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and using the if-converted method for preferred stock and convertible notes. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2021, the Company had shares that were potentially common stock equivalents as follows:

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and using the if-converted method for preferred stock and convertible notes. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2021, the Company had shares that were potentially common stock equivalents as follows:

Convertible Promissory Notes	247,518,177
Series A Preferred Stock (1)	1,327,317,125
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	10,711,596
Stock Options and Warrants	3,333,333
1,591,468,923

___________

(1)   Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 1,000,000,000 shares are currently authorized.

(2)   Holders of the Series D Preferred Stock may decide after 12 months to convert to common stock @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00. There is also an automatic conversion of the Series D Preferred Stock without consent of holders upon any national exchange listing approval and the registration effectiveness of common stock underlying the conversion rights. The automatic conversion to common from Series D Preferred shall be @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00.

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at September 30, 2021 and December 31, 2020 consisted of cash equivalents, accounts receivable, accounts payable, notes payable and derivative liabilities. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of September 30, 2021 are the following:

Derivative Instrument	Fair Value
Fair value of Auctus Convertible Promissory Note	$6,504,717
Fair value of EMA Financial Convertible Promissory Note	1,715,983
Fair value of Warrants issued with the derivative instruments	35,609
$8,256,309

Reclassifications

Certain accounts in the prior year condensed consolidated statement of operations have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. There was no effect on Net loss before income taxes from these reclassifications.

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

Included in the consolidated statement of operations for the nine months ended September 30, 2021 is $205,263 in revenues and $68,258 of net losses.

TPT Strategic Merger with Southern Plains

On August 1, 2020, InnovaQor (name changed to TPT Strategic, Inc.), a wholly-owned subsidiary of the Company, entered into a Merger Agreement with the publicly traded company Southern Plains Oil Corp. (OTC PINK: SPLN prior to Merger Agreement).

During 2020, TPT Strategic authorized a Series A Super Majority Preferred Stock valued at $350,000 by management and issued to a third party in exchange for legal services. Effective September 30, 2020, the Series A Super Majority Preferred Stock was exchanged with TPT for a note payable of $350,000 payable in cash or common stock (see Note 5(2)). As such, as of September 30, 2020, the Company, for accounting purposes, took control of the merged TPT Strategic and reflected in it’s consolidated balance sheet the non-controlling interest of $219,058 in the liabilities under a license agreement valued at $3,500,000. This $3,500,000 was recorded as a Note Payable and expensed on InnovaQor’s books. During the nine months ended September 30, 2021, the license agreement was cancelled and the non controlling interest reversed.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Cash flows generated from operating activities were not enough to support all working capital requirements for the nine months ended September 30, 2021 and 2020. Financing activities described below have helped with working capital and other capital requirements.

We incurred $8,671,819 and $4,881,030, respectively, in losses, and we used $320,999 and $216,685, respectively, in cash from operations for the nine months ended September 30, 2021 and 2020. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-loved assts and share-based compensation which totaled to a net $4,456,370 for 2021 and $3,126,979 for 2020.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. For the nine months ended September 30, 2021, we had a net increase in our assets and liabilities of $3,894,450 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and an increase in the balances from our operating lease liabilities. For the nine months ended September 30, 2021, we had a net increase to our assets and liabilities of $1,537,366 for similar reasons.

Cash flows from financing activities were $773,387 and $724,356 for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, these cash flows were generated primarily from proceeds from sale of Series D Preferred Stock of $233,244 and common stock of $610,502, proceeds from convertible notes, loans and advances of $1,961,685 offset by payment on convertible loans, advances and factoring agreements of $2,024,497 and payments on convertible notes and amounts payable – related party of $5,827. For the nine months ended September 30, 2020, cash flows from financing activities primarily came from proceeds from convertible notes, loans and advances of $1,311,800 offset by payments on convertible loans, advances and factoring agreements of $818,978 and payments on convertible notes and amounts payable – related parties of $130,349.

Cash flows used in investing activities were $219,298 and $429,886, respectively, for the nine months ended September 30, 2021 and 2020. These cash flows were used for the purchase of equipment.

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

The Company has taken advantage of the stimulus offerings and received $722,200 in April 2020 and $680,500 in February 2021. The Company applied for forgiveness of these amounts and $722,200 was forgiven as of September 30, 2021 and the remainder was forgiven subsequent to September 30, 2021. The Company will try and take advantage of additional stimulus as it is available.

The Company is also in the process of raising debt and equity financing. Through September 30, 2021, the Company raised $843,746 from sales of Common Stock and Series D Preferred Stock. Most of this was by way of its agreement with White Lion where they agreed to provide the Company of up to $5,000,000 through a registration statement that was filed with the SEC. In addition, subsequent to September 30, 2021, the Company entered securities purchase agreements for a total of $2,174,000 with which it drew upon and was able to pay off certain debt and address working capital issues.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of September 30, 2021 and December 31, 2020 are as follows:

	2021	2020
Property and equipment:
Telecommunications fiber and equipment	$2,673,295	$2,530,167
Film production equipment	369,903	369,903
Medical equipment	209,499	133,329
Office furniture and equipment	86,899	86,899
Leasehold improvements	18,679	18,679
Total property and equipment	3,358,275	3,138,977
Accumulated depreciation	(1,473,725)	(993,380)
Property and equipment, net	$1,884,550	$2,145,597

Depreciation expense was $480,344 and $781,050 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of September 30, 2021 and December 31, 2020 are as follows:

	2021	2020
Loans and advances (1)	$1,891,842	$2,517,200
Convertible notes payable (2)	1,711,098	1,711,098
Factoring agreements (3)	926,744	635,130
Debt – third party	$4,529,684	$4,863,428

Line of credit, related party secured by assets (4)	$3,043,390	$3,043,390
Debt– other related party, net of discounts (5)	7,450,000	7,423,334
Convertible debt – related party (6)	922,181	922,481
Shareholder debt (7)	104,249	93,072
Debt – related party	$11,519,820	$11,482,277

Total financing arrangements	$16,049,504	$16,345,705

Less current portion:
Loans, advances and factoring agreements – third party	$(1,788,186)	$(2,308,753)
Convertible notes payable third party	(1,711,098)	(1,711,098
Debt – related party, net of discount	(10,597,639)	(10,559,796)
Convertible notes payable– related party	(922,181)	(922,481)
	(15,019,104)	(15,502,128)
Total long term debt	$1,030,400	$843,577

__________

(1) The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month Libor plus 2%, 2.08% as of September 30, 2021, and is secured by assets of the Company, was due August 31, 2020, as amended, and included 8,000 stock options as part of the terms which options expired (see Note 7).

$270,500 is a line of credit that Blue Collar has with a bank, bears interest at Prime plus 1.125%, 4.38% as of September 30, 2021, and was due 25, 2021. The Bank has allowed the Company to make monthly payments and is working on providing a written agreement of this.

$360,000 is a bank loan dated May 28, 2019, amended May 20, 2021 which bears interest at Prime plus 6%, 9.25% as of September 30, 2021, is interest only for the first year following the amendment, there after beginning in June of 2022 payable monthly of principal and interest until the due date of May 1, 2024. The bank loan is collateralized by assets of the Company.

$680,500 represent loans under the COVID-19 Pandemic Paycheck Protection Program (“PPP”) originated in February 2021. These loans were forgiven subsequent to September 30, 2021.

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

During 2019, the Company consummated Securities Purchase Agreements dated March 15, 2019, April 12, 2019, May 15, 2019, June 6, 2019 and August 22, 2019 with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) for the purchase of convertible promissory notes in the amounts of $68,000, $65,000, $58,000, $53,000 and $43,000 (“Geneva Roth Convertible Promissory Notes”). The Geneva Roth Convertible Promissory Notes are due one year from issuance, pays interest at the rate of 12% (principal amount increases 150%-200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to the maturity date or date of default to convert all or any part of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 61% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Geneva Roth Convertible Promissory Notes may be prepaid in whole or in part of the outstanding balance at 125% to 140% up to 180 days from origination. Geneva Roth converted a total of $244,000 of principal and $8,680 of accrued interest through September 30, 2021 from its various Securities Purchase Agreements into 125,446,546 shares of common stock of the Company leaving no outstanding principal balances as of September 30, 2021. On February 13, 2020, the August 22, 2019 Securities Purchase Agreement was repaid for $63,284, including a premium and accrued interest.

On March 25, 2019, the Company consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 Convertible Promissory Note (“Auctus Convertible Promissory Note”). The Auctus Convertible Promissory Note is due December 18, 2019, pays interest at the rate of 12% (24% default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date or at the effective date of the registration of the underlying shares of common stock, which the holder has registration rights for, to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lessor of the lowest trading price during the previous 25 trading days prior the date of the Auctus Convertible Promissory Note or 50% multiplied by the average of the two lowest trading prices for the common stock during the previous 25 trading days prior to the applicable conversion date. The Auctus Convertible Promissory Note could be prepaid in full at 135% to 150% up to 180 days from origination. Auctus converted $33,180 of principal and $142,004 of accrued nterest into 376,000,000 shares of common stock of the Company prior to September 30, 2021. 2,000,000 warrants were issued in conjunction with the issuance of this debt. Subsequent to September 30, 2021, the Company and Auctus entered into a settlement agreement dated October 13, 2021 whereby the Company would pay $763,231.97 and allow Auctus to exercise its right to exercise 15,000,000 warrants to purchase 15,000,000 shares of common stock. Auctus agreed to limit the sale of common shares of the Company to 2,000,000 during each respective calendar week.

See Note 7.

June 6, 2019, the Company consummated a Securities Purchase Agreement with JSJ Investments Inc. (“JSJ”) for the purchase of a $112,000 Convertible Promissory Note (“JSJ Convertible Promissory Note”). The JSJ Convertible Promissory Note is due June 6, 2020, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lower of the market price, as defined, or 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The JSJ Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. JSJ converted $43,680 of principal into 18,500,000 shares of common stock of the Company prior to September 30, 2021. In addition, on February 25, 2020 the Company repaid for $97,000, including a premium and accrued interest, for all remaining principal and accrued interest balances as of that day. 333,333 warrants were issued in conjunction with the issuance of this debt. Subsequent to September 30, 2021, the Company paid JSJ $6,666 to eliminate all outstanding warrants held by JSJ. See Note 7.

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note is due June 11, 2020, pays interest at the rate of 12% (principal amount increases 200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. The EMA Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Prior to September 30, 2021, EMA converted $35,366 of principal into 147,700,000 shares of common stock of the Company. 1,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 7.

The Company was in default under its derivative financial instruments and received notice of such from Auctus and EMA for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. It was the intent of the Company to pay back all derivative securities prior to the due dates but that has not occurred in the case of Auctus or EMA. As such, the Company was in negotiations with Auctus and EMA relative to extending due dates and changing terms on the Notes. The Company settled with Auctus subsequent to September 30, 2021. The Company has been named in a lawsuit by EMA for failing to comply with a Securities Purchase Agreement entered into in June 2019. See Note 8 Other Commitments and Contingencies.

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

(3) The Factoring Agreement with full recourse, due February 29, 2020, as amended, was established in June 2016 with a company that is controlled by a shareholder and is personally guaranteed by an officer of the Company. The Factoring Agreement is such that the Company pays a discount of 2% per each 30-day period for each advance received against accounts receivable or future billings. The Company was advanced funds from the Factoring Agreement for which $101,244 and $101,244 in principal remained unpaid as of September 30, 2021 and December 31, 2020, respectively.

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

On July 23, 2021, the Company entered into a consolidation agreement for the Purchase and Sale of Future Receipts with Lendora Capital (“Lendora Consolidation Agreement”). The balance to be purchased and sold gave consideration for all then outstanding factoring agreements such as the NewCo Factoring Agreements, the NewCo Factoring Agreement #3 and the Lendora Factoring Agreement and amounted to $1,522,984 for which the Company had outstanding balances totaling $967,496. Payments under this Lendora Consolidation Agreement supercedes all other factoring agreement payments and includes $ 31,728.85 per week, at an effective interest rate of approximately 36% annually, for 48 weeks. The Lendora Consolidation Agreement includes a guaranty by the CEO of the Company, Stephen J. Thomas III.

The Following factoring agreements were consolidated through the Lendora Consolidation Agreement or previously paid off:

On May 8, 2019, the Company entered into a factoring agreement with Advantage Capital Funding (“2019 Factoring agreement”). $500,000, net of expenses, was funded to the Company with a promise to pay $18,840 per week for 40 weeks until a total of $753,610 is paid which occurred in February 2020.

On February 21, 2020, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (“2020 Factoring Agreement”). The balance to be purchased and sold is $716,720 for which the Company received $500,000, net of fees. Under the 2020 Factoring Agreement, the Company was to pay $14,221 per week for 50 weeks at an effective interest rate of approximately 43% annually. However, due to COVID-19 the payments under the 2020 Factoring Agreement were reduced temporarily, to between $9,000 and $11,000 weekly. All deferred payments, $39,249 as of September 30, 2021 have been paid.

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

On December 11, 2020, the Company entered into a consolidation agreement for the Purchase and Sale of Future Receipts with QFS Capital (“QFS Factoring Agreement”). The balance to be purchased and sold is $976,918 for which the Company receives weekly payments of $29,860 for 20 weeks and then $21,978 for 4 weeks and then $11,669 in the last week of receipts all totaling $696,781 net of fees. During the same time, the Company is required to pay weekly $23,087 for 42 weeks at an effective interest rate of approximately 36% annually. The QFS Factoring Agreement was consolidated through the Lendora Consolidation Agreement.

On June 7 and June 14, 2021, the Company entered into two Agreements for the Purchase and Sale of Future Receipts (“NewCo Factoring Agreements”). The balance to be purchased and sold is $199,500 each for which the Company received $144,750 each, net of fees. Under the NewCo Factoring Agreement, the Company is to pay $5,542 each per week for 36 weeks at an effective interest rate of approximately 36% annually. The NewCo Factoring Agreements were consolidated through the Lendorq Consolidation Agreement.

On June 28, 2021, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (“NewCo Factoring Agreement #3”). The balance to be purchased and sold is $133,000 for which the Company received $100,000. Under the NewCo Factoring Agreement, the Company is to pay $3,695 per week for 36 weeks at an effective interest rate of was consolidated through the Lendora Consolidation Agreement. 36% annually. The NewCo Factoring Agreement #3 .

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 2.08% as of September 30, 2021, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling $85,120 which expired (see Note 8) and was due, as amended, August 31, 2020. The Company is in negotiations to refinance this Line of Credit.

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

(6) During 2016, the Company acquired SDM which consideration included a convertible promissory note for $250,000 due February 29, 2019, as amended, does not bear interest, unless delinquent in which the interest is 12% per annum, and is convertible into common stock at $1.00 per share. The SDM balance is $182,381 as of September 30, 2021. As of September 30, 2021, this convertible promissory note is delinquent.

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

The derivative liability as of September 30, 2021, in the amount of $8,256,309 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2021.

Debt Derivative Liabilities
Balance, December 31, 2019	$8,836,514
Change in derivative liabilities from conversion of notes payable	(1,144,290)
Change in derivative liabilities from the Odyssey conversion to a term loan	(1,286,762)
Change in fair value of derivative liabilities for the period – derivative gain	(1,140,323)
Balance, December 31, 2020	$5,265,139
Initial fair value of derivative liabilities during the period	77,897
Reclassification of certain derivative liabilities	(185,108)
Change in fair value of derivative liabilities for period – derivative expense	3,098,381
Balance, September 30, 2021	$8,256,309

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

As of September 30, 2021, the Company marked to market the fair value of the debt derivatives and determined a fair value of $8,256,309 ($8,220,700 from the convertible notes and $35,609 from warrants) in Note 5 (2) above. The Company recorded expense from change in fair value of debt derivatives of $3,098,381 for the nine months ended September 30, 2021. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 291.3% to 300.6%, (3) weighted average risk-free interest rate of 0.04% to 0.41% (4) expected life of 0.25 to 2.7 years, and (5) the quoted market price of $0.027 to $0.027 for the Company’s common stock.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of September 30, 2021, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C and Series D Preferred Stock.

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

There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2021. During the year ended December 31, 2020, the Series B Preferred Stock was reclassified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

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

There are no shares of Series C Convertible Preferred Stock outstanding as of September 30, 2021. There are approximately $678,500 in convertible notes payable convertible into Series C Convertible Preferred Stock which compromise some of the common stock equivalents calculated in Note 1.

Series D Convertible Preferred Stock

On September 15, 2020 and September 15, 2021, the Company amended its Series D Designation from January 14, 2020. These Amendments changed the number of shares to 10,000,000 shares of the authorized 100,000,000 shares of the Company's $0.001 par value preferred stock as the Series D Convertible Preferred Stock (“the Series D Preferred Shares.”)

Series D Preferred shares have the following features: (i) 6% Cumulative Annual Dividends payable on the purchase value in cash or common stock of the Company at the discretion of the Board and payment is also at the discretion of the Board, which may decide to cumulate to future years; (ii) Any time after 12 months from issuance an option to convert to common stock at the election of the holder @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00. ; (iii) Automatic conversion of the Series D Preferred Stock shall occur without consent of holders upon any national exchange listing approval and the registration effectiveness of common stock underlying the conversion rights. The automatic conversion to common from Series D Preferred sha,ll be @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00, which shall be post-reverse split as may be necessary for any Exchange listing (iv) Registration Rights – the Company has granted Piggyback Registration Rights for common stock underlying conversion rights in the event it files any other Registration Statement (other than an S-1 that the Company may file for certain conversion common shares for the convertible note financing that was arranged and funded in 2019). Further, the Company will file, and pursue to effectiveness, a Registration Statement or offering statement for common stock underlying the Automatic Conversion event triggered by an exchange listing. (v) Liquidation Rights - $5.00 per share plus any accrued unpaid dividends – subordinate to Series A, B, and C Preferred Stock receiving full liquidation under the terms of such series. The Company has redemption rights for the first year following the Issuance Date to redeem all or part of the principal amount of the Series D Preferred Stock at between 115% and 140%.

During the nine months ended September 30, 2021, 46,649 shares of Series D Preferred Share were purchased for $233,244 of which Stephen Thomas, CEO of the Company, acquired 36,649 for $183,244. The remainder of the shares purchased as of September 30, 2021 were purchased by a third party.

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

Common Stock

As of September 30, 2021, we had authorized 1,250,000,000 shares of Common Stock, of which 908,029,038 common shares are issued and outstanding. An amendment was approved on September 15, 2021 to increase the authorized shares to this amount.

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

The Company has the discretion to deliver purchase notice to White Lion and White Lion will be obligated to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) based on the investment amount specified in each purchase notice. The maximum amount of the Purchase Notice shall be the lesser of: (i) 200% of the Average Daily Trading Volume or (ii) the Investment Limit divided by the highest closing price of the Common Stock over the most recent five (5) Business Days including the respective Purchase Date. Notwithstanding the forgoing, the Investor may waive the Purchase Notice Limit at any time to allow the Investor to purchase additional shares under a Purchase Notice. Pursuant to the Purchase Agreement, White Lion and its affiliates will not be permitted to purchase ,and the Company may not put shares of the Company’s Common Stock to White Lion that would result in White Lion’s beneficial ownership equaling more than 9.99% of the Company’s outstanding Common Stock. The price of each purchase share shall be equal to eighty-five percent (85%) of the Market Price (as defined in the Purchase Agreement). Purchase Notices may be delivered by the Company to White Lion until the earlier of seven (7) months (until December 31, 2021) or the date on which White Lion has purchased an aggregate of $5,000,000 worth of Common Stock under the terms of the Purchase Agreement.

As of September 30, 2021,, the Company has given purchase notices for 29,000,000 shares of common stock under the Purchase Agreement and has received proceeds of $610,502, net of expenses and commissions.

Subscription Payable

As of September 30, 2021, the Company has recorded $(3,265) in stock subscription receivable which represents shares receivable under prior terminated acquisition agreement of 3,096,181 shares of common stock offset by $7,100 representing amortization of 3,000,000 common shares valued at $42,600, being earned for services rendered by General John Wharton, newest Director of the Company, monthly over two years.

During 2018, a note payable of $2,000 was forgiven for 16,667 common shares. 2,000 of these shares were issued during the year ended December 31, 2020. The remainder were issued during the nine months ended September 30, 2021.

During the year ended December 31, 2020, the Company signed consulting agreements related to their activities with TPT Global Tech and TPT MedTech with three third parties for which we agreed to issue 4,450,000 shares of restricted common stock. 300,000 of these shares were valued at fair value and expensed in the statement of operations for $16,200. The other 4,150,000 shares were value at their value of $275,975 which is being amortized over 10 months of service starting on the date of the agreement of September 1, 2020. All of this has been amortized into the statement of operations through the nine months ended September 30, 2021.

In 2018, Arkady Shkolnik and Reginald Thomas (family member of CEO) were added as members of the Board of Directors. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive $25,000 per quarter and 5,000,000 shares of restricted common stock valued at approximately $692,500 vesting quarterly over twenty-four months. The quarterly cash payments of $25,000 will be paid in unrestricted common shares if the Company has not been funded adequately to make such payments. Mr. Thomas is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded. As of September 30, 2021, $290,500 and $105,000 has been accrued as accounts payable in the balance sheet for Mr. Shkolnik and Mr. Thomas, respectively. For the nine months ended September 30, 2021 and 2020, $0 and $236,928, respectively, have been expensed under these agreements.

Effective November 1, 2017, the Company entered into an agreement to acquire Hollywood Rivera, LLC (“HRS”). In March 2018, the HRS acquisition was rescinded and 3,625,000 shares of common stock, which were issued as part of the transaction, are being returned by the recipients. As such, as of September 30, 2021 the 3,265,000 shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

Common Stock Issued During Nine Months ended September 30, 2021

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

The7,500,000 shares identified in these agreements with Mr. Littman were issued during the nine months ended September 30, 2021 and included in a Form S-1 filed and declared effective in January 2021. We were informed by Mr. Littman that all the shares issued under these agreements have been sold resulting in a shortfall of $185,107 which has been included in accounts payable at September 30, 2021.

Another 6,214,667 common shares were issued during the nine months ended September 30, 2021 which primarily related to services rendered for consulting arrangements with the Company. During the three and nine months ended September 31, 2021, $7,100 and $220,936 were included in the statement of operations as expenses related to these stock issuances.

Stock Options

	Options Outstanding	Vested	Vesting Period	Exercise Price Outstanding and Exercisable	Expiration Date
December 31, 2019	3,000,000	3,000,000	12 to 18 months	$0.10	3-1-20 to 3-21-21
Expired	(2,000,000)
December 31, 2020	1,000,000	1,000,000	12 months	$0.10	3-21-21
Expired	(1,000,000)
September 30, 2021	—	—	—	—	—

Warrants

As of September 30, 2021, there were 3,333,333 warrants outstanding that expire in five years or in the year ended December 31, 2024. As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 3,333,333 warrants to purchase 3,333,333 common shares of the Company at 70% of the current market price. Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice. Subsequent to September 30, 2021, the Company and two of the holders of the Convertible Promissory Notes entered into agreements whereby the Company paid to eliminate 2,333,333 of these warrants. See Note 5 (2).

The warrants issued were considered derivative liabilities valued at $35,609 of the total $8,256,309 derivative liabilities as of September 30, 2021. See Note 6.

Common Stock Reservations

The Company has reserved 1,000,000 shares of Common Stock of the Company for the purpose of raising funds to be used to pay off debt described in Note 5.

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employee and consultants as consideration for services rendered and that will be rendered to the Company.

There are Transfer Agent common stock reservations that have been approved by the Company relative to the outstanding derivative financial instruments as of September 30, 2021, the outstanding Form S-1 Registration Statement and general treasury of approximately 76,000,000 common shares. Subsequent to September 30, 2021, the Company reserved another 250,000,000 shares for Securities Purchase Agreements consummated in October 2021.

Non-Controlling Interests

QuikLAB Mobile Laboratories

In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC. It is the intent to use these entities as vehicles into which third parties would invest and participate in owning QuikLAB Mobile Laboratories. As of December 31, 2020, Quiklab 1 LLC, QuikLAB 2, LLC and QuikLAB 3, LLC have received an investment of $460,000, of which Stephen Thomas and Rick Eberhardt, CEO and COO of the Company, have invested $100,000 in QuikLAB 2, LLC. The third party investors and Mr. Thomas and Mr. Eberhart, will benefit from owning 20% of QuikLAB Mobile Laboratories specific to their investments. The Company owns the other 80% ownership in the QuickLAB Mobile Laboratories. The net loss attributed to the non-controlling interests from the QuikLAB Mobile Laboratories included in the statement of operations for the three and nine months ended September 30, 2021 is $13,925 and $54,148, repectively.

Other Non-Controlling Interests

TPT Strategic, Aire Fitness and TPT Asia are other non-controlling interests in which the Company owns 94%, 75% and 78%, respectively. There is very little activity in any of these entities. The net loss (income) attributed to these non-controlling interests included in the statement of operations for the three and nine months ended September 30, 2021 is $(11,987) and $17,066, respectively.

TPT Strategic did a reverse merger with Southern Plains of which there ended up being a non-controlling interest ownership of 6% as of December 31, 2020. As a result, $219,058 in the non-controlling interest in liabilities of a license agreement valued at $3,500,000 was reflected in the consolidated balance sheet as of December 31, 2020. This was reversed during the nine months ended September 30, 2021 when the liabilities under the license agreement were terminated by mutual agreement.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2021	2020
Related parties (1)	$1,464,811	$1,339,352
General operating	5,543,746	3,965,135
Accrued interest on debt (2)	1,896,674	1,328,939
Credit card balances	169,454	173,972
Accrued payroll and other expenses	320,481	296,590
Taxes and fees payable	642,640	641,012
Unfavorable lease liability	30,303	121,140
Total	$10,068,109	$7,866,140

 _______________

(1)	Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.
(2)	Portion relating to related parties is $818,013 and $679,380 for September 30, 2021 and December 31, 2020, respectively

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

As of September 30, 2021 and December 31, 2020, operating lease liabilities arising from operating leases were $6,836,419 and $5,555,674, respectively. During the nine months ended September 30, 2021, cash paid for amounts included for the measurement of lease liabilities was $792,010 and the Company recorded lease expense in the amount of $1,824,386 in cost of sales.

The Company entered into an operating lease agreement for location rights for certain QuikLABS. The operating lease agreement started October 1, 2020 and goes for three years at $9,798 per month. In addition, the Company entered an operating agreement to lease colocation space for 5 years. This operating agreement started October 1, 2020 for $7,140 per month.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of September 30, 2021.

2021	$2,523,086
2022	1,910,485
2023	1,370,092
2024	1,044,693
2025	703,343
Thereafter	209,872
Total operating lease liabilities	7,761,571
Amount representing interest	(925,152)
Total net present value	$6,836,419

Office lease used by CEO

The Company entered into a lease of 12 months or less for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The company has paid $22,500 and $22,500 in rent and utility payments for this space for the nine months ended September 30, 2021 and 2020, respectively.

Financing lease obligations

Future minimum lease payments are as follows:

2021	$864,025
2022	44,836
2023	—
2024	—
2025	—
Thereafter	—
Total financing lease liabilities	908,861
Amount representing interest	(40,274)
Total future payments (1)(2)	$868,587

____________________

(1)	Included is a Telecom Equipment Lease is with an entity owned and controlled by shareholders of the Company and was due August 31, 2020, as amended.

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

Litigation

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019. More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months. EMA has claimed in excess of $650,975 in relief. The Company has filed an answer and counterclaim. The Company does not believe at this time that any negative outcome would result in more than the $743,491 it has recorded on its balance sheet as of September 30, 2021.

A lawsuit was filed in Michigan by the one of the former owners of SpeedConnect, LLC, John Ogren. Mr. Ogren claimed he was owed back wages related to the acquisition agreement wherein the Company acquired the assets of SpeedConnect, LLC and kept him on through a consulting agreement. The Company’s position was that he ultimately resigned in writing and was not due any back wages. In August 2021, Mr. Ogren was awarded $334,908 in back wages by an Arbitrator. This amount has been included in accounts payable as of September 30, 2021 and expensed in the statement of operations as other expenses in the nine months ended September 30, 2021. Mr. Ogren and the Company have agreed to a settlement whereby the Company would pay $120,000 within 14 days of a written agreement, which was paid in October 2021, with four monthly payments of $20,000 starting on December 5, 2021 through March 2, 2022.

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

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc. The claim derives from an outstanding debt by incurred by Copperhead Digital. The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid. The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030.62 plus interest, costs and attorney fees. The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of September 30, 2021 for this subsidiary payable.

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

Customer Contingencies

The Company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of these amounts. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of September 30, 2021 and December 31, 2020.

Stock Contingencies

The Company has convertible debt, preferred stock, options and warrants outstanding for which common shares would be required to be issued upon exercise by the holders. As of September 30, 2021, the following shares would be issued:

Convertible Promissory Notes	247,518,177
Series A Preferred Stock (1)	1,327,317,125
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	10,711,596
Stock Options and Warrants	3,333,333
1,591,468,923

___________

(1)

Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 1,000,000,000 shares are currently authorized.

(2)

Holders of the Series D Preferred Stock may decide after 18 months to convert to common stock @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00. There is also an automatic conversion of the Series D Preferred Stock without consent of holders upon any national exchange listing approval and the registration effectiveness of common stock underlying the conversion rights. The automatic conversion to common from Series D Preferred shall be @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00.

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

NOTE 9 – RELATED PARTY ACTIVITY

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $1,464,809 and $1,339,352, respectively, as of September 30, 2021 and December 31, 2020 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 8.

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

Debt Financing and Amounts Payable

As of September 30, 2021, there are amounts due to management/shareholders included in financing arrangements, of which $84,555 is payable from the Company to Stephen J. Thomas III, CEO of the Company. See note 5.

Revenue Transactions and Accounts Receivable

During the nine months ended September 30, 2021, Blue Collar provided production services to an entity controlled by the Blue Collar CEO (355 LA, LLC or “355”) for which it recorded revenues of $0 and $398,677, respectively, and had accounts receivable outstanding as of September 30, 2021 and December 31, 2020 of $0 and $0, respectively, which is included in accounts receivable on the consolidated balance sheet. 355 was formed in October 2019 by the CEO of Blue Collar for the purpose of production of certain additional footage for a 355 customer. 355 has opportunity to engage with other production relationships outside of using Blue Collar.

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

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are comprised of the following:

September 30, 2021

	Gross carrying amount (1)	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$938,000	$(284,712)	$653,288	3-10
Developed Technology	4,595,600	(1,999,943)	2,595,657	9
Film Library	957,000	(231,250)	725,750	11
Trademarks and Tradenames	132,000	(35,437)	96,563	12
Favorable leases	95,000	(76,320)	18,680	3
Other	76,798	(5,760)	71,038	10
	6,794,398	(2,633,422)	4,160,976

Goodwill	$768,091	$—	$768,091

Amortization expense was $553,965 and $548,205 for the nine months ended September 30, 2021 and 2020, respectively.

December 31, 2020

	Gross carrying amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$938,000	(207,771)	$730,229	3-10
Developed Technology	4,595,600	(1,616,975)	2,978,625	9
Film Library	957,000	(177,100)	779,900	11
Trademarks and Tradenames	132,000	(26,731)	105,269	12
Favorable leases	95,000	(50,880)	44,120	3
Other	76,798	—	76,798
Total intangible assets, net	$6,794,398	(2,079,457)	$4,714,941

Goodwill	$768,091	—	$768,091	—

Remaining amortization of the intangible assets is as following for the next five years and beyond:

2021	$207,009
2022	730,059
2023	719,859
2024	719,859
2025	719,859
Thereafter	1,064,331
$4,160,976

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

The following tables present summary information by segment for the three months ended September 30, 2021 and 2020 respectively:

2021
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$1,816,781	529,606	22,859	150,180	$2,519,426
Cost of sales	$(1,363,272)	(472,299)	(21,296)	(78,923)	$(1,935,790)
Net income (loss)	$(121,318)	(22,897)	(153,792)	(4,420,289)	$(4,718,296)
Total assets	$6,817,103	1,122,838	466,291	3,362,516	$11,768,748
Depreciation and amortization	$(154,000)	(27,834)	(25,239)	(138,233)	$(345,296)
Derivative expense	$-	-	-	(3,472,930)	$(3,472,930)
Interest expense	$(476,925)	(8,854)	-	(191,204)	$(676,983)

2020
	TPT SpeedConnect	Blue Collar	Corporate and other	Total
Revenue	$2,419,442	$351,515	$15,653	$2,786,610
Cost of revenue	$(1,648,683)	$(130,130)	$(46,610)	$(1,825,423)
Net income (loss)	$138,181	$71,567	$(2,594,790)	$(2,385,042)
Total assets	$7,371,051	$559,912	$8,029,082	$15,960,045
Depreciation and amortization	$(150,434)	$(18,556)	$(277,428)	$(446,418)
Derivative gin	$-	$-	$223,229	$223,229
Interest expense	$(55,047)	$(8,528)	$(184,583)	$(248,158)

The following tables present summary information by segment for the nine months ended September 30, 2021 and 2020 respectively:

2021
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and Other	Total
Revenue	$5,867,005	$1,241,060	$479,967	$222,924	$7,810,956
Cost of sales	$(4,502,016)	$(808,129)	$(787,504)	$(189,436)	$(6,287,085)
Net income (loss)	$(721,373)	$$8,009	$(1,205,060)	$(6,753,395)	$(8,671,819)
Total assets	$6,817,103	$1,122,838	$466,291	$3,362,516	$11,768,748
Depreciation and amortization	$(455,640)	$(83,502)	$(25,239)	$(469,928)	$(1,034,309)
Derivative expense	$-	$-	$-	$(3,098,381)	$(3,098,381)
Interest expense	$(812,859)	$(23,197)	$-	$(641,049)	$(1,477,105)

2020
	TPT SpeedConnect	Blue Collar	Corporate and Other	Total
Revenue	$7,683,928	$877,607	$57,819	$8,619,354
Cost of revenue	$(4,876,775)	$(418,968)	$(267,357)	$(5,563,100)
Net income (loss)	$880,554	$(174,388)	$(5,587,196)	$(4,881,030)
Total assets	$7,371,051	$559,912	$8,029,082	$15,960,045
Depreciation and amortization	$(390,422)	$(83,502)	$(855,331)	$(1,329,255)
Derivative expense	$-	$-	$(176,790)	$(176,790)
Interest expense	$(135,500)	$(28,172)	$(918,587)	$(1,082,259)

NOTE 12 – SUBSEQUENT EVENTS

Stock Purchase Agreement

Effective October 6 to October 13, 2021, the Company consummated a Securities Purchase Agreements dated October 6, 2021, with First Fire Global Opportunities Fund LLC (“First Fire”), Cavalry Investment Fund, LLC (Cavalry Investment Fund and Cavalry Fund 1, LLC (“Cavalry Fund 1”) (all together referred to as “Investors”) for the purchase of $2,174,000 convertible promissory notes (“Convertible Promissory Notes”). These Convertible Promissory Notes are due nine months from funding, have an original issue discount of 8% and interest rate at 10% per annum (default, as defined, at 24%). There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Investors principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Investor at the lower of $.025 or 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date. The Investors were given registration rights. The Convertible Promissory Notes may be prepaid in whole or in part of the outstanding balances at 115 % prior to maturity. 250,000,000 common shares of the Company have been reserved with the transfer agent for possible conversion. Warrants were issued to exercise up to 165,000,000 warrants to purchase 165,000,000 common shares at 110% of the opening price on the first day the Company trades on the Nasdaq exchange. The use of proceeds will be for working capital and to pay off existing debt.

Legal and Debt Settlements

On March 18, 2019, the Company issued to an Investor a convertible promissory note in the principal amount of $600,000.00 (the “Auctus Promissory Note”) and Warrant Agreement (the “Auctus Warrant Agreement”) pursuant to that certain securities purchase agreement dated March 18, 2019 (the “Auctus SPA”) with Auctus Fund, LLC (“Auctus”). Pursuant to claims by Auctus that the Company had not complied with terms of the Auctus SPA, the Company and Auctus entered into a settlement agreement dated October 13, 2021 where by the Company would pay $763,231.97 and allow Auctus to exercise its right to exercise 15,000,000 warrants to purchase 15,000,000 shares of common stock. Auctus agreed to limit the sale of common shares of the Company to 2,000,000 during each respective calendar week. As of September 30, 2021, the Company had recorded approximately $1,756,000 in accrued principal and interest and an additional derivative liability of approximately $6,500,000.

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc. The claim derives from an outstanding debt by incurred by Copperhead Digital. The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid. The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030.62 plus interest, costs and attorney fees. The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of September 30, 2021 for this subsidiary payable.

A lawsuit was filed in Michigan by the one of the former owners of SpeedConnect, LLC, John Ogren. Mr. Ogren claimed he was owed back wages related to the acquisition agreement wherein the Company acquired the assets of SpeedConnect, LLC and kept him on through a consulting agreement. The Company’s position was that he ultimately resigned in writing and was not due any back wages. In August 2021, Mr. Ogren was awarded $334,908 in back wages by an Arbitrator. This amount has been included in accounts payable as of June 30, 2021 and expensed in the statement of operations as other expenses in the six months ended June 30, 2021. Mr. Ogren and the Company have agreed to a settlement whereby the Company would pay $120,000 within 14 days of a written agreement with four monthly payments of $20,000 starting on December 5, 2021 through March 2, 2022.

Series E Convertible Preferred Stock

On November 10, 2021, the Company designated 10,000,000 shares of the authorized 100,000,000 shares of the Company's $0.001 par value preferred stock as the Series E Convertible Preferred Stock ("the Series E Preferred Shares.")

Series E Preferred shares have the following features: (i) 6% Cumulative Annual Dividends payable on the purchase value in cash or common stock of the Company at the discretion of the Board and payment is also at the discretion of the Board, which may decide to cumulate to future years; (ii) Any time after 12 months from issuance an option to convert to common stock at the election of the holder @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00. ; (iii) Automatic conversion of the Series D Preferred Stock shall occur without consent of holders upon any national exchange listing approval and the registration effectiveness of common stock underlying the conversion rights. The automatic conversion to common from Series D Preferred sha,ll be @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00, which shall be post-reverse split as may be necessary for any Exchange listing (iv) Registration Rights – the Company has granted Piggyback Registration Rights for common stock underlying conversion rights in the event it files any other Registration Statement (other than an S-1 that the Company may file for certain conversion common shares for the convertible note financing that was arranged and funded in 2019). Further, the Company will file, and pursue to effectiveness, a Registration Statement or offering statement for common stock underlying the Automatic Conversion event triggered by an exchange listing. (v) Liquidation Rights - $5.00 per share plus any accrued unpaid dividends – subordinate to Series A, B, C and D Preferred Stock receiving full liquidation under the terms of such series. The Company has redemption rights for the first year following the Issuance Date to redeem all or part of the principal amount of the Series D Preferred Stock at between 115% and 140%.

Subsequent to September 30, 2021, the Company paid JSJ $6,666 to eliminate all outstanding warrants held by JSJ.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2021, we had an accumulated deficit totaling $49,503,549. This raises substantial doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

During the three months ended September 30, 2021, we recognized total revenues of $2,519,426 compared to the prior period of $2,786,610. The decrease is largely attributable to the decrease in internet customers from attrition.

Gross profit for the three months ended September 30, 2021 was $583,636 compared to $961,187 for the prior period. The decrease of is largely attributable to the decrease in internet customers from attrition, which attrition was the primary factor in the reduction in the profit margin for the period as compared to the prior period. Revenues for TPT SpeedConnect have been decreasing while the cost of revenues, primarily tower payments, have not decreased correspondingly but have remained consistent.  The decrease in gross margin is also attributable to the continued expenses related to TPT MedTech far exceeding the current revenues.

During the three months ended September 30, 2021, we recognized $1,874,219 in operating expenses compared to $2,321,300 for the prior period. The decrease was in large part attributable to a decrease in depreciation expense as a result of impairments in the prior year and a decrease in payroll from less employees and professional assistance being required for TPT SpeedConnect from the decrease in customers.

Derivative expense of $3,472,30 gain of $223,229 result from the accounting for derivative financial instruments during the three months ended September 30, 2021 and 2020, respectively.

Interest expense increased for the three months ended September 30, 2021 compared to the prior period by $428,825. The increase comes largely from the true up of interest expense on some of the Company’s derivative securities.

During the three months ended September 30, 2021, we recognized a net loss of $4,718,296 compared to $1,385,042 for the prior period. The difference was in large part from the derivative expense and other reasons outlined above.

For the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

During the nine months ended September 30, 2021, we recognized total revenues of $7,810,956 compared to the prior period of $8,619,354. The decrease is largely attributable to the decrease in internet customers from attrition.

Gross profit for the nine months ended September 30, 2021 was $1,523,871 compared to $3,056,254 for the prior period. The decrease is largely attributable to the decrease in internet customers from attrition, which attrition was the primary factor in the reduction in the profit margin for the period as compared to the prior period. Revenues for TPT SpeedConnect have been decreasing while the cost of revenues, primarily tower payments, have not decreased correspondingly but have remained consistent.  The decrease in gross margin is also attributable to the continued expenses related to TPT MedTech far exceeding the current revenues.

During the nine months ended September 30, 2021, we recognized $6,007,496 in operating expenses compared to $7,154,716 for the prior period. The decrease was in large part attributable to the research and development expenses in the prior period of $1,000,000 and decreases in in payroll from less employees and professional assistance being required for TPT SpeedConnect from the decrease in customers.

Derivative loss of $3,098,381 and $176,790 result from the accounting for derivative financial instruments during the nine months ended September 30, 2021 and 2020, respectively.

Interest expense increased for the nine months ended September 30, 2021 compared to the prior period by $394,846. The increase is largely from the derivative debt outstanding.

During the nine months ended September 30, 2021, we recognized a net loss of $8,671,819 compared to $4,881,030 for the prior period in large part due to derivative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operating activities were not enough to support all working capital requirements for the nine months ended September 30, 2021 and 2020. Financing activities described below have helped with working capital and other capital requirements.

We incurred $8,671,819 and $4,881,030, respectively, in losses, and we used $320,999 and $216,685, respectively, in cash from operations for the nine months ended September 30, 2021 and 2020. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-loved assts and share-based compensation which totaled to a net $4,456,370 for 2021 and $3,126,979 for 2020.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. For the nine months ended September 30, 2021, we had a net increase in our assets and liabilities of $3,894,450 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and an increase in the balances from our operating lease liabilities. For the nine months ended September 30, 2021, we had a net increase to our assets and liabilities of $1,537,366 for similar reasons.

Cash flows from financing activities were $773,387 and $724,356 for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, these cash flows were generated primarily from proceeds from sale of Series D Preferred Stock of $233,244 and common stock of $610,502, proceeds from convertible notes, loans and advances of $1,961,685 offset by payment on convertible loans, advances and factoring agreements of $2,024,497 and payments on convertible notes ad amounts payable – related party of $5,827. For the nine months ended September 30, 2020, cash flows from financing activities primarily came from proceeds from convertible notes, loans and advances of $1,311,800 offset by payments on convertible loans, advances and factoring agreements of $818,978 and payments on convertible notes and amounts payable – related parties of $130,349.

Cash flows used in investing activities were $219,298 and $429,886, respectively, for the nine months ended September 30, 2021 and 2020. These cash flows were used for the purchase of equipment.

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

The Company has taken advantage of the stimulus offerings and received $722,200 in April 2020 and $680,500 in February 2021. The Company applied for forgiveness of these amounts and $722,200 was forgiven as of September 30, 2021 and the remainder was forgiven subsequent to September 30, 2021. The Company will try and take advantage of additional stimulus as it is available.

The Company is also in the process of raising debt and equity financing. Through September 30, 2021, the Company raised $843,746 from sales of Common Stock and Series D Preferred Stock. Most of this was by way of its agreement with White Lion where they agreed to provide the Company of up to $5,000,000 through a registration statement that was filed with the SEC. In addition, subsequent to September 30, 2021, the Company entered securities purchase agreements for a total of $2,174,000 with which it drew upon and was able to pay off certain debt and address working capital issues.

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

•

We have raised limited funds to help our liquidity position but hope our outlook is bright primarily through financing opportunities entered into during the nine months ended September 30, 2021 and subsequently.

•

To the extent COVID-19 is adversely impacting your revenues, consider whether such impacts are material to your sources and uses of funds, as well as the materiality of any assumptions you make about the magnitude and duration of COVID-19’s impact on your revenues. Are any decreases in cash flow from operations having a material impact on your liquidity position and outlook?

•	COVID-19 reduced our historical revenues in 2020. The bans on events and gatherings were very material to our Blue Collar operations. Blue Collar in 2021 is rebounding from those declines.

•	Have you accessed revolving lines of credit or raised capital in the public or private markets to address your liquidity needs?

•	We have raised some funds through financing opportunities described herein.

•	Have COVID-19 related impacts affected your ability to access your traditional funding sources on the same or reasonably similar terms as were available to you in recent periods?

•	No.

•	Have you provided additional collateral, guarantees, or equity to obtain funding?

•	No.

•	Have there been material changes in your cost of capital?

•	No.

•	How has a change, or a potential change, to your credit rating impacted your ability to access funding?

•	No.

•	Do your financing arrangements contain terms that limit your ability to obtain additional funding? If so, is the uncertainty of additional funding reasonably likely to result in your liquidity decreasing in a way that would result in you being unable to maintain current operations?

•	No.

•	Are you at material risk of not meeting covenants in your credit and other agreements?

•	No.

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

•	How does a loan impact your financial condition, liquidity and capital resources?

•	We have no government loans, except PPP loans that have been forgiven.

•	What are the material terms and conditions of any assistance you received, and do you anticipate being able to comply with them?

•	PPP loans only and they have been forgiven.

•	Do those terms and conditions limit your ability to seek other sources of financing or affect your cost of capital?

•	No.

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

•

We have recognized forgiveness as of September 30, 2021 for those PPP loans forgiven as of that date and continued to disclose as liabilities as of that date those that were forgiven subsequent to September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 20199. More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months. EMA has claimed in excess of $650,975 in relief. The Company has filed an answer and counterclaim. The Company does not believe at this time that any negative outcome would result in more than the $743,491 it has recorded on its balance sheet as of September 30, 2021.

A lawsuit was filed in Michigan by the one of the former owners of SpeedConnect, LLC, John Ogren. Mr. Ogren claimed he was owed back wages related to the acquisition agreement wherein the Company acquired the assets of SpeedConnect, LLC and kept him on through a consulting agreement. The Company’s position was that he ultimately resigned in writing and was not due any back wages. In August 2021, Mr. Ogren was awarded $334,908 in back wages by an Arbitrator. This amount has been included in accounts payable as of September 30, 2021 and expensed in the statement of operations as other expenses in the nine months ended September 30, 2021. Mr. Ogren and the Company have agreed to a settlement whereby the Company would pay $120,000 within 14 days of a written agreement, which was paid in October 2021, with four monthly payments of $20,000 starting on December 5, 2021 through March 2, 2022.

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

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc. The claim derives from an outstanding debt by incurred by Copperhead Digital. The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid. The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030.62 plus interest, costs and attorney fees. The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of September 30, 2021 for this subsidiary payable.

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

TPT GLOBAL TECH, INC.
(Registrant)

Dated: November 17, 2021	By:	/s/ Stephen J. Thomas, III
Stephen J. Thomas, III
(Chief Executive Officer, Principal Executive Officer)

Dated: November 17, 2021	By:	/s/ Gary L. Cook
Gary L. Cook
(Chief Financial Officer, Principal Accounting Officer)

