Form 10-K
period 2021-12-31
TPT GLOBAL TECH, INC.
filed 2022-04-14
CIK 1661039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

333-222094

Commission file number

 

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

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at June 30, 2021, computed by reference to the price at which the common equity was last sold ($0.0152), as of the last business day of the registrant’s most recently completed second quarter (June 30, 2021), was $12,721,901.

As of April 6, 2022, there were approximately 923,029,038 common shares, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None.

Table of Contants

PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;

•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

•	risks related to our operations; and

•	other risks and uncertainties related to our business plan and business strategy.

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

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2021, our last fiscal year.

Table of Contants

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

HISTORY

We were originally incorporated in 1988 in the state of Florida. TPT Global, Inc., a Nevada corporation formed in June 2014, merged with Ally Pharma US, Inc., a Florida corporation, (“Ally Pharma,” formerly known as Gold Royalty Corporation) in a “reverse merger” wherein Ally Pharma issued 110,000,000 shares of Common Stock, or 80% ownership, to the owners of TPT Global, Inc. and Ally Pharma changed its name to TPT Global Tech, Inc. In 2014, we acquired all the assets of K Telecom and Wireless LLC (“K Telecom”) and Global Telecom International, LLC (“Global Telecom”). Effective January 31, 2015, we completed our acquisition of 100% of the outstanding stock of Copperhead Digital Holdings, Inc. (“Copperhead Digital”) and Subsidiaries, TruCom, LLC (“TruCom”), Nevada Utilities, Inc. (“Nevada Utilities”) and CityNet Arizona, LLC (“CityNet”). In October 2015, we acquired the assets of both Port2Port, Inc. (“Port2Port”) and Digithrive, Inc. (“Digithrive”). Effective September 30, 2016, we acquired 100% ownership in San Diego Media, Inc. (“SDM”). In December 2016, we acquired the Lion Phone technology. In October and November 2017, we entered into agreements to acquire Blue Collar, Inc. (“Blue Collar”), and certain assets of Matrixsites, Inc. (“Matrixsites”) which we have completed. On May 7, 2019 we completed the acquisition of a majority of the assets of SpeedConnect, LLC, which assets were conveyed into our wholly owned subsidiary TPT SpeedConnect, LLC (“TPT SC” or “TPT SpeedConnect”) which was formed on April 16, 2019. On January 8, 2020 we formed TPT Federal, LLC (“TPT Federal”), on March 7, 2020 we acquired 75% interest in Bridge Internet, LLC, which was later terminated on December 23, 2020 (“Bridge Internet” or “BIC”). On March 30, 2020, we formed TPT MedTech, LLC (“TPT MedTech”) and on June 6, 2020, we formed InnovaQor, Inc (“InnovaQor”). In July and August 2020, the Company formed Quiklab 1 LLC and QuikLAB 2, LLC where the Company owns 80% (as agreed per the operating agreement) of all outside equity investments.  Effective August 1, 2020, we closed on the acquisition of 75% of The Fitness Container, LLC (“Air Fitness”).  In July 2020, we invested in a Hong Kong company called TPT Global Tech Asia Limited of which we own 78%, and during 2020, InnovaQor did a reverse merger with Southern Plains of which there ended up being a non-controlling interest of 6% as of December 31, 2021.  The name of InnovaQor remained for the merged entities but was changed to TPT Strategic, Inc. on March 21, 2021.

Table of Contants

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

Table of Contants

To date we have generated revenues primarily through operating as a Competitive Local Exchange Carrier (“CLEC”) in Arizona and starting in 2019, as an Internet Service Provider. Our primary revenues in 2021 and 2020 are primarily from telecommunications services and products including internet sales, and from film production.

Our operating divisions historically have been those that sell telecommunications services and those that sale telecommunications products, including internet sales starting in 2019. Cloud based services assets were acquired in 2016 and are intended to be more of a contributing factor to revenues in 2022 and forward.  During 2020, we initiated our medical services division which we anticipate to also play a larger contributing factor to overall revenues in coming years from not only medical testing services but the use of our cloud based technologies.

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

SpeedConnect was a privately-held Broadband Wireless Access (BWA) provider. Today, TPT SpeedConnect is one of the nation’s largest rural wireless broadband Internet providers which serves approximately 10,000 residential and commercial wireless broadband Internet customers, in Arizona, Idaho, Illinois, Iowa, Michigan, Montana, Nebraska, South Dakota and Texas.

SpeedConnect is a full-service ISP.  The company’s main back office is run by company employees, and includes, network management, network monitoring and maintenance, significant allocations of registered address in public IP4 and IP6 space, employee based customer service, installation services, automated resources and application based scheduling and tracking, paper, ACH, credit card, and email billing, warehousing, fulfillment, integrated customer premise provisioning, walled garden collections and customer self-restarts, bandwidth usage tracking, integrated, secure, and deep financial and operations dash board reporting, collections, accounting, payables, owned and licensed backhaul, intelligent bandwidth management, consumption rated billing, customer payment portals, and all wrapped in a mature, first hit on all search engines, Internet Brand. The company today services approximately 10,000 residential and commercial Internet customers over its approximately 220-cellular tower footprint across 10 Midwestern States.

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

Table of Contants

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

Table of Contants

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

Copperhead Digital: ISP - Telecom Revenue

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

Table of Contants

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

Each of our four divisions contributes to the launch of our global Content delivery platform “VuMe” formerly now as “ViewMe Live” and creates cross pollinating revenue opportunities and a closed Global E-commerce Eco environment which we believe will help us execute our short and long-term corporate objectives. Our Content Division which consists of Blue Collar Productions (our TV and Film content Production company) creates original content and in some cases third party content. Once Content has been produced we will then broadcast and deliver that content over our proprietary Mobile TV Platform domestically and internationally.

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

All of the back technology or features for VuMe Live have been developed and we anticipate spending an additional $2,000,000 USD to complete the front-end features which we believe, depending on our funding event, will be three to six months.

We have generated revenues in 2021 and 2020, primarily through operating as a Broadband Internet provider. The Company can also operate its approximate 58 miles Fiber optic ring throughout the greater Phoenix valley offering such services as Basic Residential Phone service, Basic Business phone service, POT’s lines, Basic Fiber Broadband Internet services, Wireless Internet Services, Toll Free 800 services, EFax, Erate, Dedicated T-1 Services, Auto Attendant, SIP Trunks, Mobile and VoIP services. These offerings will continue for the foreseeable future weighted heavily towards offering more Wireless Internet services and the Fiber Ring will be transformed into a Private Test facility to be offered for rent to businesses needing a private network to test new products for proof of concept purposes.   Since the acquisition of the assets of SpeedConnect in 2019, we operate as a Broadband Wireless Access (BWA) provider and are considered one of the nation’s largest rural wireless broadband Internet providers serving approximately 10,000 residential and commercial wireless broadband Internet customers, in Arizona, Idaho, Illinois, Iowa, Michigan, Montana, Nebraska, South Dakota and Texas.

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

CUBS (Cloud Unified Business Services) - We are a CUBS provider, acquiring customers and then cross selling additional products and services through our proprietary Wrap Around Relationship Marketing (WARM) system, intending to make the customers very sticky – prone to not leave as a customer.

Planned Activities

Big Data & Predictive Analytics - Our capability to utilize our proprietary aggregation platform to gather data from our hardware and software edge device (End Users) deployments positions the Company to be a leader in predictive analytics.

Table of Contants

Cross-Sales – Our growth strategy through complimentary acquisitions may create opportunities to cross and sell its New Generation, New Media technology products and services to a growing customer base across multiple distribution channels, both domestically and internationally.

Market Launch - Through our acquisition of VuMe Live from Matrixsites, we have acquired the live backend broadcast Network technology for our Global Mobile TV and Social Media platform. Subject to raising capital ($2,000,000) from our fund-raising activities we believe we are three to six months from completing the frontend development component to launch its “VuMe” Mobile APP delivery platform.

Liquidity and Capital Resource Needs

We anticipate needing an estimated $38,000,000 in capital to continue our business operations and expansion. We do not have committed sources for these additional funds and will need to be obtained through debt or equity placements or a combination of those.

Estimate of Liquidity and Capital Resource Needs

Equipment purchases and manufacturing	$14,000,000
Product advancement	2,250,000
Acquisitions	500,000
Debt Restructuring	7,300,000
Working capital, including marketing	11,470,000
Brokerage commissions	2,280,000
Offering expenses	200,000
$38,000,000

Although the items set forth above indicate management’s present estimate of our liquidity and capital resource needs, we may reallocate the proceeds or utilize them for other corporate purposes. Our actual use proceeds may vary from these estimates because of a number of factors, including whether we are successful in completing future acquisitions, whether we obtain additional funding, what other obligations have been incurred by us, the operating results of our initial acquisition activities, and whether we are able to operate profitably. If our need for working capital increases, we may seek additional funds through loans or other financing. There are no current commitments for any such financing opportunity, and there can be no assurance that these funds may be obtained in the future if the need arises.

RECENT ACQUISITIONS/FORMATIONA OF OPERATING DIVISIONS/SUBSIDIARIES

TPT Strategic Merger with Southern Plains

On August 1, 2020, InnovaQor (name changed to TPT Strategic, Inc.), a wholly-owned subsidiary of the Company, entered into a Merger Agreement with the publicly traded company Southern Plains Oil Corp. (OTC PINK: SPLN prior to Merger Agreement).

During 2020, TPT Strategic authorized a Series A Super Majority Preferred Stock valued at $350,000 by management and issued to a third party in exchange for legal services.  Effective September 30, 2020, the Series A Super Majority Preferred Stock was exchanged with TPT for a note payable of $350,000 payable in cash or common stock (see Note 5(2)).    As such, as of September 30, 2020, the Company, for accounting purposes, took control of the merged TPT Strategic and reflected in its consolidated balance sheet the non-controlling interest of $219,058 in the liabilities under a license agreement valued at $3,500,000.  This $3,500,000 was recorded as a Note Payable and expensed on InnovaQor’s books.  On March 30, 2021, the license agreement was cancelled and the non-controlling interest reversed.

Table of Contants

TPT Strategic Merger with Education System Management

On June 22, 2021, TPT Strategic and the Company signed a merger agreement with Education Systems Management, LLC (“EDSM”) to create a merged public entity. TPT Strategic will become a non-controlling interest to TPTW after the merger and after fund raising efforts at an estimated 28%.  Both TPT Strategic and the Company will enter into a software development agreement for the development of a standalone backend and front-end telemedicine technology platform which is not to exceed $3.5M in cost.  It is also the intent that current TPT shareholders will receive TPT Strategic stock of 2.5M common shares as a dividend after the merger is complete and appropriate shares are registered with the SEC under a registration rights agreement.  Closing was expected on or before August 1, 2021, or as agreed by all parties.  The parties have verbally agreed to close as soon as possible and are working towards this.

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

As a true value add, our VIVO billing platform allows us to manage the billing and routing, offering our customers a seamless, branded network from anywhere we maintain a relationship. By way of incumbent operator networks, we can sell and market to retail and wholesale customers without the high infrastructure costs associated with deploying our own network. If and when the revenues justify the cost of constructing our own network, we plan to investigate adding a wireless Broadband/ GSM network and transfer our customer base in a final step to reduce costs of goods sold long-term.

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

Table of Contants

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

TPT SpeedConnect: ISP and Telecom

On May 7, 2019, the Company completed the acquisition of substantially all of the assets of SpeedConnect LLC (“SpeedConnect”) for $1.75 million, including the assumption of all contracts and liabilities pertinent to operations and conveyed them into a wholly owned subsidiary TPT SpeedConnect. The Acquisition closed on May 7, 2019. SpeedConnect was founded in 2002 by its CEO John Arthur Ogren and is in its 17th year of operations as a national, predominantly rural, wireless telecommunications residential and commercial Internet Service Provider (ISP). TPT SpeedConnect’s primary business model is subscription based, monthly reoccurring revenues, from wireless delivered, high-speed Internet connections utilizing its company built and owned national network. SpeedConnect also resells third-party satellite Internet, DSL Internet, IP telephony and DISH TV products.

SpeedConnect is a privately-held Broadband Wireless Access (BWA) provider. Today, TPT SpeedConnect is one of the nation’s largest rural wireless broadband Internet providers which serves approximately 10,000 residential and commercial wireless broadband Internet customers, in Arizona, Idaho, Illinois, Iowa, Michigan, Montana, Nebraska, South Dakota and Texas.

TPT SpeedConnect is a full-service ISP.  The company’s back office is run by company employees, and includes, network management, network monitoring and maintenance, significant allocations of registered address in public IP4 and IP6 space, employee based customer service, installation services, automated resources and application based scheduling and tracking, paper, ACH, credit card, and email billing, warehousing, fulfillment, integrated customer premise provisioning, walled garden collections and customer self-restarts, bandwidth usage tracking, integrated, secure, and deep financial and operations dash board reporting, collections, accounting, payables, owned and licensed backhaul, intelligent bandwidth management, consumption rated billing, customer payment portals, and all wrapped in a mature, first hit on all search engines, Internet Brand. The company today services approximately 10,000 residential and commercial Internet customers over its approximately 220-cellular tower footprint across 10 Midwestern States.

Table of Contants

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

Table of Contants

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

Copperhead Digital Holdings, LLC/TruCom, LLC– CLEC–Phoenix, Arizona

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

Table of Contants

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

RECENT DEVELOPMENTS

Financing Arrangements

Effective January 31, 2022, the Company consummated a Securities Purchase Agreement dated January 31, 2022, with Talos Victory Fund, LLC (Talos Victory) and Blue Lake Partners, LLC (“Blue Lake”) (all together referred to as “January 2022 Investors”) for the purchase of $543,500 convertible promissory notes (“Convertible Promissory Notes”).  These Convertible Promissory Notes are due twelve months from the issue date, have an original issue discount of 8% and interest rate at 10% per annum (default, as defined, at 16%). There is an optional conversion in the event a Nasdaq Listing prior to nine months from funding for which the Investors principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Investor at $0.0075. The Investors were given registration rights. The Convertible Promissory Notes may be prepaid in whole or in part of the outstanding balances at 100 % prior to maturity, unless the January 2022 Investors chose to convert their balances into common stock which they have three days to do so. 146,744,998 common shares of the Company have been reserved with the transfer agent for possible conversion. Warrants, expiring five years from issuance, were issued to exercise up to 18,116,666 warrants to purchase 18,226,666 common shares at $0.015, provided, however, that if the Company consummates an Uplist Offering on or before July 6, 2022 then the exercise price is 110% of the offering price at which the Uplist Offering is made.  The use of proceeds will be for working capital and to pay off existing debt.

On April 1, 2022, the Company entered into a Future Receivable Sale and Purchase Agreement (“Mr Advance Agreement”) with Mr. Advance LLC (”MR.A”). The balance to be purchased and sold is $411,000 for which the Company received $270,715, net of fees. Under the Mr Advance Agreement, the Company is to pay $8,935 per week for 46 weeks at an effective interest rate of approximately 36% annually.

On April 1, 2022, the Company entered into a Future Receipts Sale and Purchase Agreement (“CLOUDFUND Agreement”) with CLOUDFUND LLC (”CLOUDFUND”). The balance to be purchased and sold is $411,000 for which the Company received $272,954, net of fees. Under the CLOUDFUND Agreement, the Company is to pay $8,935 per week for 46 weeks at an effective interest rate of approximately 36% annually.

Amendments to Articles of Incorporation or Bylaws

On January 2, 2022, the Board of Directors of the Company also  in accordance with the provisions of the Certificate of Incorporation, as amended, and by-laws of the Company amended the Certificate of Incorporation to increase the authorized number of common shares by Two Hundred Fifty Million (250,000,000) which increase will then make the total authorized common shares to be One Billion Five Hundred Million (1,500,000,000) with all common shares having the then existing rights powers and privileges as per the existing amended Certificate of Incorporate and Bylaws of the Company.

On February 11, 2022, the Board of Directors of the Company in accordance with the provisions of the Certificate of Incorporation, as amended, and by-laws of the Company amended the Certificate of Incorporation to increase the authorized number of common shares by one billion (1,000,000,000) which increase will then make the total authorized common shares to be two billion five hundred million (2,500,000,000) with all common shares having the then existing rights powers and privileges as per the existing amended Certificate of Incorporate and Bylaws of the Company.

Accounts Payable and Financing Arrangements Exchanged for Series E Preferred Stock

Subsequent to December 31, 2021, holders of financing arrangements with the Company totaling $10,417,602 agreed to either forgive their balances owing to them by the Company or exchange their financing amounts outstanding as of March 31, 2022 for shares of Series E Preferred Stock of the Company. As such, 1,929,566 shares of Series E Preferred Stock were issued in exchange for $9,647,832 in outstanding financing arrangements and $769,770 was forgiven and will be recognized as a contribution to Mezzanine Equity.  These amounts were calculated through March 31, 2022.

Table of Contants

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

Based on the above benefit scenarios, we plan to seize the following opportunities:

•	Build superior brand recognition and become recognized as a category leader.

•	Expand the US distribution into all states.

•	Establish distribution internationally.

•	Establish and manage a knowledgeable team of account executives with industry experience.

•	Create a retail merchandising program that will build a strong market share.

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

Table of Contants

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

Table of Contants

Network Services

Domestic and Global Telecommunications offerings include: Mobile TV, Phone, Internet, Fiber Optic, Wireless, Hosted PBX, Wi-Fi, Wi-Max, Engineering, Cabling, Wiring and Cloud services. Our telecommunications division has pioneered innovative, hosted firewall and managed MPLS service technologies (SuperCore MPLS) and was the industry’s first to engineer patent-pending Bulletproof™ failover services utilizing our own fiber optic and wireless networks to guarantee business continuity and service uptime.

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

We believe our competitive advantages are:

•	We believe our ViewMe Live products and services are close to being ready to launch globally.

•	We offer 3-15 seconds latency Cellular – 1-5 on Wi-Fi.

•	We offer Proprietary Optimizing / Stabilizing software.

•	We offer Multi-Channel LIVE and Video on Demand worldwide.

•	We offer Patent Pending real time dynamic failover solution called Bulletproof™.

•	We offer our own proprietary voice switching and management platform running least cost routing and real time financial analytics.

•

We have over 175 existing USA and International Telephone companies already interconnected to our telecom switches. These customers and vendors are ready made strategic technology distribution partners for our Telecom, Media, and Cloud Services products.

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

Table of Contants

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

Our Intended Marketing Plan and Product Roll Out for 2022 and 2023

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

Table of Contants

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

Our VuMe Live Technology Plan

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

Table of Contants

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

[1] Subject to the laws and regulations of each country.

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

VOICOPS APP

Spurned from our VML technology, the Company will Beta launch its Gaming Social Media App “VOICOPS”. “VOICOPS” as the company’s first gaming-focused APP and will offer a REAL-TIME Looking-for-Group (LFG) function providing a speedy way for gamers to group-up live in games and with audio “Chat ROOMS”. The Gaming Social Media App also allows for unlimited users to join the audience mode to listen-in on the action from each team. “VOICOPS” features several built-in social media functions for gamers to post articles, videos of game-play, and links to YouTube videos.

The initial gaming-focused platform “VOICOPS” will feature during its Beta launch will be Amazon’s highly anticipated Med Evil New World video game. Amazon released its Beta version in 2021 and TPT is planning its “VOICOPS” Beta launch anticipated to be in early 2022.

Table of Contants

The primary benefit of “VOICOPS” will be the ease of finding audio or chat GROUP featured LIVE and real-time gaming platforms around the world.  The Med Evil New World game currently does not have any features to handle this kind of in-game interaction. Most video game platforms do not offer this level of functionality. “VOICOPS” users will uniquely be able to open a public or private live audio room and show it in real time by server and LFG Looking For Group, Player VS Player, Dungeons, Questing, etc.

The “VOICOPS” app offers a live news feed where all the users can post articles, YouTube videos, photos about the games they enjoy and be a part of the Med Evil New World Community. YouTube content creators can also post YouTube video links and reach a larger viewing audience that are focused on the game’s content. Companies (Guilds) can set up a presence in the company’s “VOICOPS” app and offer recruiting, meetings with live audio, live presentations and plan large attacks on other factions.

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

Table of Contants

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

Digital ad spend grew 12% in 2020 despite hit from pandemic.  Source CNBC/IAB

The Interactive Advertising Bureau (IAB) said the top 10 companies held a 78.1% share of the revenues in 2020, with overall revenues of that group alone exceeding $109 billion. The top 10 companies accounted for a 75.9% share of revenues in 2018, rising to 76.6% in 2019. The IAB said companies ranked 11th to 25th account for just 6.2% of revenues, while smaller companies make up 15.7%. The IAB stated that spending during the third and fourth quarters of 2020 was up by 11.7% and 28.7% year-over-year, respectively.

Social media ad revenues reached $41.5 billion in 2020, the report said, making up nearly 30% of all internet ad revenue. Digital video saw 20.6% year-over-year growth, increasing its share of total internet ad revenue by 1.3% to reach 18.7%. Programmatic ad revenue also increased by 24.9% to reach $14.2 billion in 2020.

Table of Contants

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

We understand the longer we wait the less advantage we might have in our efforts to market this phone as the marketplace moves very quickly. We intend to begin marketing this phone in 2022 as capital is available.

Table of Contants

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

Table of Contants

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

VML can provide low--powered TV stations (often found in churches and universities), along with high--powered stations, the ability to reach the entire global market. Other potential users are owners of libraries of digitized content, and LIVE event venues such as music concerts, sporting events, festivals, beauty pageants, summer and winter Olympic Games, award shows, red carpet events, trade shows and conventions. Enthusiasts can produce their own show in any area and could launch their own channels for travel, food, spirits, sports, outdoor recreation, retro TV shows, children, cartoons, comedy, drama, reality, education, automobiles, health, corporations, shopping, soap opera, game shows, dating, religion, etc., providing extensive possibilities for media expansion. Content providers will not be limited by the major TV networks and film studios for distribution rights.

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

Table of Contants

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

Table of Contants

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

The number of companies providing business services has grown and increased competition for these services, particularly with respect to smaller business customers. Many of our competitors for strategic services are not subject to the same regulatory requirements as we are and therefore, they are able to avoid significant regulatory costs and obligations.

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

Table of Contants

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

Table of Contants

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

Table of Contants

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

The items listed in this internet Order are for carriers such as Century Link, which is our contract internet provider, and we are in compliance with the areas that we are responsible for which are few. We generate the last mile of internet service, but we are actually a reseller of Century Link services as they provide the bandwidth to us.

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

Table of Contants

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

Table of Contants

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

Table of Contants

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

Table of Contants

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

As of December 31, 2021, the total debt or financing arrangements was $14,273,225, of which approximately $7,237,128 or 21% of total current liabilities is past due.  As of December 31, 2021, the Company had financing lease liability-related amounts of $966,759. During the fourth quarter of 2020, the related party holders of approximately $4,700,000 of existing financing arrangements agreed to exchange their debt and accrued interest for Series D Preferred Stock through a separate $12 Million Private Placement, conditioned on the Company raising at least $12,000,000 in a separate Form 1-A Offering.  Our inability to renegotiate our indebtedness may cause lien holders to obtain possession of a good portion of our assets which would significantly alter our ability to generate revenues and obtain any additional financing.

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

Table of Contants

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

Table of Contants

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

Table of Contants

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

Table of Contants

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

Our business has grown significantly as a result of acquisitions, including the Acquisitions, which entail numerous risks including:

•	distraction of our management team in identifying potential acquisition targets, conducting due diligence and negotiating acquisition agreements;

•	difficulties in integrating the operations, personnel, products, technologies and systems of acquired businesses;

•	difficulties in enhancing our customer support resources to adequately service our existing customers and the customers of acquired businesses;

•	the potential loss of key employees or customers of the acquired businesses;

•	unanticipated liabilities or contingencies of acquired businesses;

•	unbudgeted costs which we may incur in connection with pursuing potential acquisitions which are not consummated;

•	failure to achieve projected cost savings or cash flow from acquired businesses, which are based on projections that are inherently uncertain;

•

fluctuations in our operating results caused by incurring considerable expenses to acquire and integrate businesses before receiving the anticipated revenues expected to result from the acquisitions; and

•	difficulties in obtaining regulatory approvals required to consummate acquisitions.

Table of Contants

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

If our acquisitions do not result in the anticipated operating efficiencies, are not effectively integrated, or result in costs which exceed our expectations, our business, financial condition and results of operations could be materially adversely affected.

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

Table of Contants

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

Table of Contants

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

Table of Contants

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

Table of Contants

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

Table of Contants

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

Table of Contants

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

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2021 and 2020. Financing activities described below have helped with working capital and other capital requirements.

We incurred $4,095,507 and $8,119,268, respectively, in losses, and we used $995,093 and $489,573, respectively, in cash for operations for the years ended December 31, 2021 and 2020. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-loved assts and share-based compensation which totaled to a net $(1,170,451) for 2021 and $5,378,277 for 2020.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.  For the year ended December 31, 2021, we had a net increase in our assets and liabilities of $4,270,865 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and an increase in the balances from our operating lease liabilities.  For the year ended December 31, 2020 we had a net increase to our assets and liabilities of $2,251,418 for similar reasons.

Cash flows from financing activities were $1,169,810 and $817,608 for the years ended December 31, 2021 and 2020, respectively.  For the year ended December 30, 2021, these cash flows were generated from the sale of Series D Preferred Stock, common stock subscriptions of $610,502, proceeds from convertible notes, loans and advances of $3,900,400 offset by payment on convertible loans, advances and factoring agreements of $3,502,592 and payments on convertible notes and amounts payable – related parties of $64,480.  For the year ended December 31, 2020, cash flows from financing activities primarily came from proceeds from the sale of interest in QuikLABS of $460,000, convertible notes, loans and advances of $1,753,204 offset by payments on convertible loans, advances and factoring agreements of $1,169,330.

Cash flows provided by (used in) investing activities were $324,040 and $(500,898), respectively, for the years ended December 31, 2021 and 2020 primarily related to the acquisition of property and equipment and the purchase of intangibles.

These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Table of Contants

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

The Company has taken advantage of the stimulus offerings and received $1,402,700 in PPP loans.  All of these PPP loans were forgiven in the year ended December 31, 2021.  The Company is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues continue to decline.

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

As of December 31, 2021, we had the following convertible promissory notes, preferred stock and options and warrants outstanding that are convertible into common shares as follows:

2021
Convertible Promissory Notes	429,623,112
Series A Preferred Stock (1)	1,349,817,125
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	25,297,722
Stock Options and warrants	111,000,000
1,918,326,652

_____________________

(1)

Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of the then outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 1,250,000,000 shares were authorized as of December 31, 2021 and 2,500,000,000 as of April 6, 2022.

(2)

Holders of the Series D Preferred Stock may decide after 12 months to convert to common stock @ 75% of the 30-day average market closing price (for previous 30 business days) divided into $5.00. There is also an automatic conversion of the Series D Preferred Stock without consent of holders upon any national exchange listing approval and the registration effectiveness of common stock underlying the conversion rights. The automatic conversion to common from Series D Preferred shall be on the same conversion basis.

Table of Contants

Stock Options

	Options Outstanding	Vested	Vesting Period	Exercise Price Outstanding and Exercisable	Expiration Date
December 31, 2019	3,000,000	3,000,000	12 to 18 months	$0.10	3-1-20 to 3-21-21
Expired	(2,000,000)
December 31, 2020	1,000,000	1,000,000	12 months	$0.10	3-21-21
Expired	(1,000,000)
December 31, 2021	---	---	---	---	---

On October 14, 2017, the Board of Directors and majority stockholders of TPT approved the 2017 TPT Global Tech, Inc. Stock Option and Award Incentive Plan (“the 2017 Plan.”) There are 20,000,000 shares of our common stock reserved under the 2017 Plan.

Warrants

As of December 31, 2021, there were 111,000,000 warrants outstanding that expire in five years or in the year ended December 31, 2024.  As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 3,333,333 warrants to purchase 3,333,333 common shares of the Company at 70% of the current market price.  Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice.  However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.   Since issuance of the 3,333,333 originally issued, 2,333,333 of the warrants have been bought back or exercised.

During the year ended December 31, 2021, the Company issued warrants in conjunction with the issuance of the FirstFire Note, the Cavalry Investment Note and the Cavalry Fund I Note agreements.  Warrants to purchase 110,000,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to these note holders.

The exercise of the options, warrants, convertible promissory notes and Series A, B, C, D, and E Series Preferred Stock into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders.

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

Table of Contants

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

Table of Contants

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

Table of Contants

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

Table of Contants

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

Table of Contants

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

We operate in an industry that is susceptible to patent litigation. As a result, we or the parties we license technology from may become subject to patent infringement claims or litigation. Further, one or more of our future patents or applications may become subject to interference proceedings declared by the U.S. Patent and Trademark Office, (“USPTO”) or the foreign equivalents thereof to determine the priority of claims to inventions. The defense of intellectual property suits, USPTO interference proceedings or the foreign equivalents thereof, as well as related legal and administrative proceedings, are both costly and time consuming and may divert management's attention from other business concerns. An adverse determination in litigation or interference proceedings to which we may become a party could, among other things:

•	subject us to significant liabilities to third parties, including treble damages;

•	require disputed rights to be licensed from a third party for royalties that may be substantial;

•	require us to cease using such technology; or

•	prohibit us from selling certain of our service offerings.

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

ITEM 3. LEGAL PROCEEDINGS.

On March 18, 2019, the Company issued to an Investor a convertible promissory note in the principal amount of $600,000.00 (the “Auctus Promissory Note”) and Warrant Agreement (the “Auctus Warrant Agreement”) pursuant to that certain securities purchase agreement dated March 18, 2019 (the “Auctus SPA”) with Auctus Fund, LLC (“Auctus”). Pursuant to claims by Auctus that the Company had not complied with terms of the Auctus SPA, the Company and Auctus entered into a settlement agreement dated October 13, 2021 where by the Company would pay $763,231.97 and allow Auctus to exercise its right to exercise 15,000,000 warrants to purchase 15,000,000 shares of common stock.  Auctus agreed to limit the sale of common shares of the Company to 2,000,000 during each respective calendar week. The Company recognized a gain on debt extinguishment of $7,068,339 when this Auctus Promissory Note was paid off in large part because of the related derivative liability on the books at the time of the settlement.

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019.   More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months.  EMA has claimed in excess of $7,614,967 in relief.  The Company has filed a motion in response for which EMA has filed a motion to dismiss.   The Company does not believe at this time that any negative outcome would result in more than the $786,355 it has recorded on its balance sheet as of December 31, 2021.

Table of Contants

A lawsuit was filed in Michigan by the one of the former owners of SpeedConnect, LLC, John Ogren.   Mr. Ogren claimed he was owed back wages related to the acquisition agreement wherein the Company acquired the assets of SpeedConnect, LLC and kept him on through a consulting agreement. The Company’s position was that he ultimately resigned in writing and was not due any back wages.  In August 2021, Mr. Ogren was awarded $334,908 in back wages by an Arbitrator.  This amount has been included in accounts payable as of September 30, 2021 and expensed in the statement of operations as other expenses for the year ended December 31, 2021.  Mr. Ogren and the Company have agreed to a settlement whereby the Company would pay $120,000 within 14 days of a written agreement with four monthly payments of $20,000 starting on December 5, 2021 through March 2, 2022. This debt was completely paid off subsequent to December 31, 2021.  The balance owing as of December 31, 2021 was $60,000 included in accounts payable.

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc.  The claim derives from an outstanding debt by incurred by Copperhead Digital.  The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid.  The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030.62 plus interest, costs and attorney fees.  The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of December 31, 2021 for this subsidiary payable.

Lawsuits are being threatened by vendors in relation to tower lease payments in accordance with tower lease agreements that were entered into by SpeedConnect.  The claims are currently being investigated and the amount in controversy being claimed is approximately $3,500,000. The Company has approximately $1,200,000 in accounts payable for these threatened claims as of December 31, 2021.  The claims appear to include lease agreements that have been terminated and future payments not yet due, among other issues.  As such, the parties are trying to come up with resolutions for these claims.

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

Table of Contants

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC QB under the symbol “TPTW”. Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCQB for the periods indicated.

	2021		2020		2019
Quarter Ended	High	Low	High	Low	High	Low
March 31	$0.10	$0.03	$0.011	$0.0007	$0.119	$0.0211
June 30	$0.04	$0.01	$0.037	$0.002	$0.198	$0.0511
September 30	$0.07	$0.01	$0.093	$0.024	$0.14	$0.0432
December 31	$0.03	$0.01	$0.06	$0.021	$0.072	$0.0035

Holders.

As of April 6, 2022, there are approximately 434 record holders of 923,029,038 shares of our common stock.

Dividends.

As of the filing of this Form 10-K, we have not paid any dividends on our common stock to shareholders. The Series D and Series E Preferred Stock will be paid 6% per annum on a cumulative basis, in cash or in registered common stock. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Florida Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Table of Contants

Common Stock.

We are presently authorized to issue two billion five hundred million (2,500,000,000) shares of our $0.001 par value common stock. A total of Nine Hundred Twenty-Three Million, Twenty-Nine Thousand, Thirty-Eight (923,029,038) common shares are issued and outstanding as of April 6, 2022.

Common Shares

All common shares are equal to each other with respect to voting, liquidation, and dividend rights. Special shareholders' meetings may be called by the officers or director, or upon the request of holders of at least one-tenth (1/10th) of the outstanding shares. Holders of shares are entitled to one vote at any shareholders' meeting for each share they own as of the record date fixed by the board of directors. There is no quorum requirement for shareholders' meetings. Therefore, a vote of the majority of the shares represented at a meeting will govern even if this is substantially less than a majority of the shares outstanding. Holders of shares are entitled to receive such dividends as may be declared by the board of directors out of funds legally available therefore, and upon liquidation are entitled to participate pro rata in a distribution of assets available for such a distribution to shareholders. There are no conversion, pre-emptive or other subscription rights or privileges with respect to any shares. Reference is made to our Articles of Incorporation and our By-Laws as well as to the applicable statutes of the State of Florida for a more complete description of the rights and liabilities of holders of shares. It should be noted that the board of directors without notice to the shareholders may amend the By-Laws. Our shares do not have cumulative voting rights, which means that the holders of more than fifty percent (50%) of the shares voting for election of directors may elect all the directors if they choose to do so. In such event, the holders of the remaining shares aggregating less than fifty percent (50%) of the shares voting for election of directors may not be able to elect any director.

Preferred Stock

As of December 31, 2021, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.

Series A Convertible Preferred Stock

The Company designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock.  In February 2015, the Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock to Stephen Thomas, Chairman, CEO and President of the Company, valued at $3,117,000 for compensation expense.  These shares are outstanding as of December 31, 2021.

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

Table of Contants

There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2021. During the year ended December 31, 2020, the Series B Preferred Stock was reclassified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

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

There are no shares of Series C Convertible Preferred Stock outstanding as of December 31, 2021.  There are approximately $688,500 in convertible notes payable convertible into Series C Convertible Preferred Stock which compromise some of the common stock equivalents calculated in Note 1.

Series D Convertible Preferred Stock

On July 6, 2020 and September 15, 2021, the Company amended its Series D Designation from January 14, 2020. These Amendments changed the number of shares to 10,000,000 shares of the authorized 100,000,000 shares of the Company's $0.001 par value preferred stock as the Series D Convertible Preferred Stock ("the Series D Preferred Shares.")

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

During the year ended December 31, 2021, 46,649 shares of Series D Preferred Share were purchased for $233,244 of which Stephen Thomas, CEO of the Company, acquired 36,649 for $183,244.  The remainder of the shares were purchased by a third party.

As of December 31, 2021, there are 46,649 Series D Preferred shares outstanding.

Series E Convertible Preferred Stock

On November 10, 2021, the Company designated 10,000,000 shares of the authorized 100,000,000 shares of the Company's $0.001 par value preferred stock as the Series E Convertible Preferred Stock ("the Series E Preferred Shares").

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

Table of Contants

As of December 31, 2021, there are no Series E Preferred shares outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

Aside from what has been disclosed in our Registration Statement on Form S-1/A dated February 13, 2019, amended December 10, 2019, September 14, 2020 and September 29, 2020, and Registration Statement on Form S-8 dated September 25, 2020, Registration Statement on Form S-1 dated October 28, 2020 and amended on January 15, 2021, Registration Statement on Form S-1 dated June 30, 2021, amended on July 6, 2021 and July 14, 2021, Registration Statement on Form S-1 dated February 25, 2022 and amended March 1, 2022, we have issued the following pursuant to conversions of amounts due under convertible promissory notes.  Otherwise, we have not sold unregistered securities in the past 2 years without registering the securities under the Securities Act of 1933.

2021 Conversions			Accrued	Share	Price
	Date	Principal	Interest	Amounts	Per Share
Auctus	10/13/2020	423,300	---	15,000,000	0.0275
		---	---	---	-
		58,000	---	15,000,000

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

Table of Contants

2020 Conversions			Accrued	Share	Price
	Date	Principal	Interest	Amounts	Per Share
Geneva #3	1/6/2020	15,000		6,818,182	0.0022
	1/21/2020	15,100		9,437,500	0.0016
	1/27/2020	14,200		9,466,667	0.0015
	1/30/2020	13,200		9,428,571	0.0014
	2/3/2020	500	3,480	3,618,182	0.0011
		58,000	3,480	38,769,102

Geneva #4	2/3/2020	6,400		5,818,182	0.0011
	2/7/2020	8,900		11,710,526	0.0008
	2/10/2020	8,900		11,710,526	0.0008
	2/11/2020	8,900		11,710,526	0.0008
	2/12/2020	10,600		13,947,368	0.0008
	2/13/2020	9,300	1,300	13,947,368	0.0008
		53,000	1,300	68,844,496

Auctus	1/22/2020		8,250	9,000,000	0.0009
	1/31/2020		7,407	11,328,792	0.0007
	2/11/2020		5,692	13,419,792	0.0005
	2/14/2020		5,692	13,419,792	0.0005
	2/20/2020		5,692	13,419,792	0.0005
	2/25/2020		8,717	19,723,187	0.0005
	3/3/2020		10,626	23,699,083	0.0005
	3/9/2020		11,323	25,151,000	0.0005
	3/13/2020	5,593	5,593	29,839,300	0.0004
	3/20/2020	4,784	4,784	32,246,500	0.0003
	3/26/2020	4,365	4,365	33,855,570	0.0003
	3/31/2020	3,125	3,125	25,000,000	0.0003
	4/6/2020	3,536	3,536	27,936,930	0.0003
	4/9/2020	1,006	6,066	27,936,930	0.0003
	4/15/2020	5,574	2,279	30,725,000	0.0003
	4/21/2020	5,197	2,257	29,298,332	0.0003
		33,180	95,404	366,000,000

JSJ	2/10/2020	3,734	---	5,656,913	0.0007
		3,734	—	5,656,913

EMA	2/14/2020	3,546		15,500,000	0.0002
	2/19/2020	4,700		19,000,000	0.0003
	2/24/2020	5,180		20,600,000	0.0003
	2/28/2020	6,080		23,600,000	0.0003
	3/2/2020	6,080		23,600,000	0.0003
	3/10/2020	7,100		27,000,000	0.0003
	3/17/2020	2,680		18,400,000	0.0002
		35,366	—	147,700,000

Odyssey	1/8/2020	10,000	713	5,487,027	0.0020
	1/17/2020	12,000	892	9,191,886	0.0014
	2/12/2020	8,800	729	13,860,465	0.0007
	2/25/2020	12,700	1,106	20,082,138	0.0007
	6/3/2020	5,650	676	4,340,405	0.0015
		49,150	4,116	52,961,921

Total Conversions 2020		232,430	104,300	679,932,432

Table of Contants

We have filed Forms 8-K with the SEC related to convertible promissory notes for which the underlying common shares have not be registered. Details of the convertible promissory notes can be found at http://sec.gov.

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2021.

ITEM 6. RESERVED.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2021, we had an accumulated deficit totaling $44,921,837. This raises substantial doubts about our ability to continue as a going concern.

We generate revenues primarily through telecommunications and Internet services and as a provider of ecommerce and cloud solutions in the western United States.

PLAN OF OPERATIONS

Our Capital Budget for the next 12 months

Liquidity and Capital Resource Needs

If we can raise sufficient capital resources, we intend to expend significant funds after our intended funding event equally throughout 2022 as follows.

Equipment purchases and manufacturing	$14,000,000
Product advancement	$2,250,000
Acquisitions	$500,000
Debt Restructuring	$7,300,000
Working Capital, including marketing	$11,470,000
Brokerage commissions	$2,280,000
Offering expenses	$200,000
$38,000,000

Table of Contants

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

RESULTS OF OPERATIONS

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

During the year ended December 31, 2021, we recognized total revenues of $10,029,579 compared to the prior period of $11,094,170. The decrease was primarily a result of the continued loss of net customers within TPT SpeedConnect as a result of the lack of capital to properly update the network and to carry out an effective marketing campaign.

Gross profit for the year ended December 31, 2021 was $2,227,404 compared to $3,900,677 for the prior period.  The decrease was due primarily to the decrease in net customers consistent with the decrease in revenues.  This decrease is reflected also in the decrease in gross profit percentage from 35% to 22%.  When the revenue decrease occurs from a decrease in customers, the cost of sales does not always proportionately follow with committed towers contracts in place.

During the year ended December 31, 2021, we recognized $8,905,220 in expenses compared to $12,105,016 for the prior period.  The decrease was a result of a lower impairment of goodwill and long-lived assets of $1,709,054 than in the prior year.  In addition, research and development expense was $1,000,000 in the prior year compared to $36,485 in the current year, and depreciation of $682,111 in the current year was much lower than the $1,054,702 in the prior year as a result of the impairment of equipment in the prior year.

There was derivative expense of $3,536,901 in the current year versus a derivative gain of $1,140,323 in the prior year.

Gain on extinguishment of $8,470,939 resulted primarily from the payoff of the Auctus Convertible Debt and the recognition of the $1,402,700 in PPP loan forgiveness.

Interest expense increased for the year ended December 31, 2021 compared to the prior period by $1,105,399, which decrease is largely from the derivative debt being in default and the increase in convertible note agreements.

 Net loss for the current period was $4,095,507 compared to $8,119,268.  The primary reason for the decrease is the gain on debt extinguishment offset by decreases in customer base, an increase in derivative expense, decrease in impairment expense and research and development.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2021 and 2020. Financing activities described below have helped with working capital and other capital requirements.

We incurred $4,095,507 and $8,119,268, respectively, in losses, and we used $995,093 and $489,573, respectively, in cash for operations for the years ended December 31, 2021 and 2020. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-loved assts and share-based compensation which totaled to a net $(1,170,451) for 2021 and $5,378,277 for 2020.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.  For the year ended December 31, 2021, we had a net increase in our assets and liabilities of $4,270,865 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and an increase in the balances from our operating lease liabilities.  For the year ended December 31, 2020 we had a net increase to our assets and liabilities of $2,251,418 for similar reasons.

Cash flows from financing activities were $1,169,810 and $817,608 for the years ended December 31, 2021 and 2020, respectively.  For the year ended December 30, 2021, these cash flows were generated from the sale of Series D Preferred Stock, common stock subscriptions of $610,502, proceeds from convertible notes, loans and advances of $3,900,400 offset by payment on convertible loans, advances and factoring agreements of $3,502,592 and payments on convertible notes and amounts payable – related parties of $64,480.  For the year ended December 31, 2020, cash flows from financing activities primarily came from proceeds from the sale of interest in QuikLABS of $460,000, convertible notes, loans and advances of $1,753,204 offset by payments on convertible loans, advances and factoring agreements of $1,169,330.

Table of Contants

Cash flows provided by (used in) investing activities were $324,040 and $(500,898), respectively, for the years ended December 31, 2021 and 2020 primarily related to the acquisition of property and equipment and the purchase of intangibles.

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

The Company has taken advantage of the stimulus offerings and received $1,402,700 in PPP loans.  All of these PPP loans were forgiven in the year ended December 31, 2021.  The Company is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues continue to decline.

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

Table of Contants

A summary of material terms of our financing arrangements as of December 31, 2021 is as follows:

	Balance	Rate	Due Date	Past Due		Conversion	Secured
Third party debt:
Loans and advances	$941,242	3.76-14%	May 2020 to March 2021	$580,942		None	Company assets
Convertible Notes Payable	1,162,606	6-24%	(1)	$508,771		Convertible at $0.15 to $0.25 per share	Company stock
Factoring Agreements	723,754	30-43%	February 2020 to October 2021	$101,244		None	Receivables
Total third party debt	$2,827,602

Related party debt:
Line of Credit	$3,043,390	1 Mo Libor plus 2.0%	(2)	$3,043,390		None	Trucom assets
Debt (Matrixsites)(5)	5,000,000	0%	(3)	None		None	VuMe Live assets
42 Debt (Lion Phone)	350,000	0%	None	None		None	None
Debt (Blue Collar)(4)	1,600,000	3%	August 31, 2020	$1,600,000		None	Blue Collar assets
Debt (Air Fitness)(6)	500,000	---	February 1, 2021	500,000	(6)	None	Air Fitness assets
Convertible Debt	902,781	4-6%	Various in 2020 and 2021	$902,781		Convertible at $0.15 to $1.00 per share	Company assets
Shareholder Debt	49,452	0%	None	None		None	None
Total related party debt	$11,445,623
Total financing arrangements	$14,272,925

(1)	Various dates from December 2019 to June 2020.

(2)	Subsequently amended to August 31, 2020.

(3)	$2,000,000 from debt proceeds and $2,000,000 from a second Company public offering.

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

(6)

Air Fitness debt of $500,000 does not bear interest unless in default, is not convertible, is payable six months from origination (August 1, 2020) or as agreed up by the Company and the former owners (currently non-controlling interest holders) of Air Fitness has a security interest in the assets that were acquired. This Note Payable became delinquent subsequent to December 31, 2020.

Consequences of not repaying the Blue Collar $1,600,000 debt, the Matrixsites $5,000,000 debt and the Air Fitness $500,000 debt are outlined in the security agreements which are generally the following:

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

Table of Contants

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of income for the years ended December 31, 2021 and 2020. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the years ended December 31, 2021 and 2020 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the year ended December 31, 2021	For the year ended December 31, 2020
TPT SpeedConnect	$7,579,003	$9,958,770
Blue Collar	1,545,721	1,051,120
TPT MedTech	155,919	30,484
Other (1)	179,757	14,405
Total Services Revenues	$9,460,400	$11,054,779
TPT MedTech – Product Revenue	566,689	—
K Telecom – Product Revenue	2,490	39,391
Total Product Revenues	$569,179	$39,391
Total Revenue	$10,029,579	$11,094,170

(1)	Includes international sales for the year ended December 31, 2021 of $165,834 related to TPT Asia.

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 10 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue for TPT SpeedConnect at December 31, 2021 and 2020 are $421,643 and $292,847, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

Revenue for installation services and equipment is billed separately from recurring ISP and telecom services and is recognized when equipment is delivered and installation is completed. Revenue from ISP and telecom services is recognized monthly over the contractual period, or as services are rendered and accepted by the customer.

Table of Contants

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

TPT MedTech also offers various products.  One is to build and sell its mobile testing facilities called QuikLABs designed for mobile testing.  This is used by TPT MedTech for its own testing services.  Another is to build customized mobile gyms for exercising.  This is sold to third parties.  Another is medical equipment, one of which is a sanitizing unit called SANIQuik which is used as a safe and flexible way to sanitize providing an additional routine to hand washing and facial coverings.  The SANIQuik has not yet been approved for sale in the United States but has in some parts of the European community.  Revenues from these products are recognized when a product is delivered, the sales transaction considered closed and accepted by a customer.  When deposits are received for which a product has not been delivered, it is recognized as deferred revenue.  Deferred revenue as of December 31, 2021 and 2020 was $41,000 and $41,000, respectively. There are no financing terms or variable transaction prices for either of these products.

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue at December 31, 2021 and 2020. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

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

Table of Contants

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

Table of Contants

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

We test goodwill balances for impairment on an annual basis as of December 31st or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment using a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. Based on our impairment testing, we recorded impairment charges of $663,434 and $853,366 of goodwill during the years ended December 31, 2021 and 2020, respectively.

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

Long-Lived Assets

We periodically review the carrying amount of our depreciable long-lived assets for impairment which include property and equipment and intangible assets. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow.  As of December 31, 2020, we adjusted the net book values of the equipment of Copperhead Digital as it became doubtful given the decrease in customers bases that the estimated future cash flows would recover the net book values.  We recorded impairment expenses of $330,508 and $1,849,630 for the years ended December 31, 2021 and 2020, respectively.

Table of Contants

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. We adopted Topic 842 using the effective date, January 2019, as the date of our initial application of the standard. Consequently, financial information for the comparative periods has been updated. Our finance and operating lease commitments are subject to the new standard and we recognize as finance and operating lease liabilities and right-of-use assets.

Research and Development

Our research and development programs focus on telecommunications products and services. Research and development costs are expensed as incurred. Any payments received from external parties to fund our research and development activities reduce the recorded research and development expenses.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share””. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2021, the Company had shares that were potentially common stock equivalents as follows:

2021
Convertible Promissory Notes	429,623,112
Series A Preferred Stock (1)	1,349,817,125
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	25,297,722
Stock Options and warrants	111,000,000
1,918,326,652

_________________

(1)

Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 1,250,000,000 shares were authorized as of December 31, 2021 and 2,500,000,000 as of April 6, 2022.

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

Table of Contants

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

As of December 31, 2021, the Company marked to market the fair value of the debt derivatives and determined a fair value of $4,042,910 ($3,057,026 from the convertible notes and $985,884 from the warrants) in Note 6. The Company recorded an expense of $3,536,901 and gain of $1,140,323 from change in fair value of debt derivatives for the years ended December 31, 2021 and 2020, respectively. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 115.4% to 298.6%, (3) weighted average risk-free interest rate of 0.06% to 1.26% (4) expected life of 0.25 to 4.79 years, and (5) the quoted market price of $0.011 for the Company’s common stock.

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

The Company has taken advantage of the stimulus offerings and received $1,402,700 in PPP loans.  All of these PPP loans were forgiven in the year ended December 31, 2021.  The Company is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues continue to decline.

The Company is also in the process of raising debt and equity financing. Through December 31, 2021, the Company raised $855,094 from sales of Common Stock and Series D Preferred Stock. Some of this was by way of its agreement with White Lion where they agreed to provide the Company of up to $5,000,000 through a registration statement that was filed with the SEC.   In addition, subsequent to December 31, 2021, the Company entered into convertible promissory notes for a total of $543,500.

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

Table of Contants

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TPT GLOBAL TECH, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

Table of Contants

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TPT Global Tech, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TPT Global Tech, Inc. (“the Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Long-Lived Asset Impairment Assessment

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company performs impairment testing for its long-lived assets when events or changes in circumstances indicate that carrying amount of its long-lived asset groups may not be recoverable and exceeds its fair value.  An impairment exists when the carrying value of the long-lived group is not recoverable and the impairment is measured by the difference in the carrying value of the long-lived asset group and its fair value. Due to challenging industry and economic conditions, the Company tested its long-lived assets at December 31, 2021.   The Company’s recoverability analysis requires management to prepare an undiscounted future cash flow model which requires management to make significant estimates and assumptions related to forecasted revenues, gross margin, other operating expenses, and income taxes over the remaining useful life of the assets.  Management determined the fair value of each long-lived asset group based on a discounted cash flow model which utilized the same significant estimates and assumptions noted above along with significant assumptions related to the long term growth rate and appropriate discount rate. As a result of this impairment review, the Company recorded an impairment charge of $330,508 at December 31, 2021.

Table of Contants

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

•         Testing management’s process for developing the undiscounted cash flow model used in the recoverability tests and the discounted cash flow model used, as applicable, in the impairment test.

•         Evaluating the appropriateness and mechanical accuracy of the cash flow models used by management.

•         Testing the completeness and accuracy of underlying data used in the respective models.

•         Evaluating the significant assumptions used by management in the models, including assumptions related to revenues, gross margin, other operating expenses, income taxes, long-term growth rate, and discount rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

Goodwill Impairment Assessment

Critical Audit Matter Description

As discussed in Note 11, on December 31, 2021, the Company had a goodwill balance of $104,657 and had recognized goodwill impairment expense for the year ended December 31, 2021 of $663,434.  As described in Note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently, if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with the carrying amount of such reporting unit. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. To determine the fair value of the reporting unit, management prepared a discounted cash flow model for each reporting unit. The significant assumptions and estimates used by management in the models included assumptions and estimates related to revenues, gross margin, other operating expenses, income taxes, long-term growth rate, and discount rate. The Company’s annual impairment test occurred on December 31, 2021.

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

Table of Contants

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

•         Testing management’s process for developing the discounted cash flow models used to determine the fair value of the respective reporting units.

•         Evaluating the appropriateness  and mechanical accuracy of the discounted cash flow models used by management.

•         Testing the completeness and accuracy of underlying data used in the discounted cash flow models.

•         Evaluating the significant assumptions used by management, including assumptions related to revenues, gross margin, other operating expenses, income taxes, long term growth rate, and discount rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

Determination and Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Note 6 of the consolidated financial statements, during the year ended December 31, 2021 and in prior periods, the Company issued convertible notes and warrants that required management to assess whether the conversion features of the convertible notes required bifurcation and separate valuation as a derivative liability and whether the warrants required accounting as derivative liabilities. The Company determined that the conversion features of certain of its convertible notes and certain warrants issued in financing arrangements required to be accounted for as derivative liabilities due to: (1) certain conversion features did not contain an explicit limit on the number of shares to be delivered in share settlement; and (2) the fact the Company could not assert it had sufficient authorized but unissued shares available to settle certain instruments considering all other stock-based commitments. The derivative liabilities were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period.  The Company utilized valuation models to determine the fair value of the derivative liabilities depending on the features embedded in the instruments.  These models use certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

•         We inspected and reviewed debt agreements, warrant agreements, conversion notices, and settlement agreements to evaluate the Company's determination of whether derivative accounting was required, including assessing and evaluating management's application of relevant accounting standards to such transactions.

•         We evaluated the reasonableness and appropriateness of the choice of valuation model used for each specific derivative instrument.

•         We tested the reasonableness of the assumptions used by the Company in the valuation models, including exercise price, term, expected volatility, and risk-free interest rate.

•         We tested the accuracy and completeness of data used by the Company in developing the assumptions used in the valuation models.

•         We developed an independent expectation for comparison to the Company's estimate, which included developing our own valuation model and assumptions.

•         We evaluated the accuracy and completeness of the Company's presentation of these instruments in the financial statements and related disclosures in Note 6, including evaluating whether such disclosures were in accordance with relevant accounting standards.

•         Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the valuation models deployed by management.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2016.

Draper, UT
April 14, 2022

Table of Contants

TPT Global Tech, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2021	2020
CURRENT ASSETS
Cash and cash equivalents	$518,066	$19,309
Accounts receivable, net	101,935	164,818
Prepaid expenses and other current assets	122,428	180,362
Total current assets	742,429	364,489
NON-CURRENT ASSETS
Property and equipment, net	1,649,022	2,145,597
Operating lease right of use assets	4,259,758	4,732,459
Intangible assets, net	3,656,241	4,714,941
Goodwill	104,657	768,091
Deposits and other assets	265,318	111,111
Total non-current assets	9,934,996	12,472,199

TOTAL ASSETS	$10,677,425	$12,836,688

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$9,653,093	$7,866,140
Deferred revenue	462,643	341,789
Customer liability	338,725	338,725
Current portion of loans, advances and factoring agreements	1,446,571	2,308,753
Current portion of convertible notes payable, net of discounts	1,162,606	1,711,098
Notes payable – related parties, net of discounts	10,542,842	10,559,796
Current portion of convertible notes payable – related party, net of discounts	902,781	922,481
Derivative liabilities	4,042,910	5,265,139
Current portion of operating lease liabilities	3,987,405	2,682,722
Financing lease liabilities	284,055	184,939
Financing lease liability – related party	682,704	654,633
Total current liabilities	33,506,335	32,836,215

NON-CURRENT LIABILITIES
Long term portion:
Loans, advances and factoring agreements, net of current portion and discounts	218,425	843,577
Operating lease liabilities, net of current portion	2,976,623	2,872,952
Total non-current liabilities	3,195,048	3,716,529
Total liabilities	$36,701,383	$36,552,744

Commitments and contingencies	-	-

See accompanying notes to consolidated financial statements.

Table of Contants

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

	December 31,	December 31,
	2021	2020
MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of December 31, 2021 and 2020	$3,117,000	$3,117,000
Convertible Preferred Series B, 3,000,000 designated - 2,588,693 shares issued and outstanding as of December 31, 2021 and 2020	1,677,473	1,677,473
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	-
Convertible Preferred Series D – 10,000,000 shares designated, 46,649 and zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	244,592	-
Convertible Preferred Series E – 10,000,000 shares designated, zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	-
Total mezzanine equity	$5,039,065	$4,794,473

STOCKHOLDER’S DEFICIT

PREFERRED STOCK, $.001 PAR VALUE 100,000,000 SHARES AUTHORIZED:

Common stock, $0.001 par value, 1,250,000,000 shares authorized, 923,029,038 and 865,564,371 as of December 31, 2021 and 2020, respectively	$923,029	$865,565
Subscriptions payable	5,610	125,052
Additional paid-in capital	12,860,873	11,462,940
Accumulated deficit	(44,921,837)	(40,902,944)
Total TPT Global Tech, Inc. Stockholders’ deficit	(31,132,325)	(28,449,387)
Non-controlling interests	69,302	(61,142)
Total stockholders' deficit	(31,063,023)	(28,510,529)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,677,425	$12,836,688

See accompanying notes to consolidated financial statements.

Table of Contants

TPT Global Tech, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2021	2020

Revenues:
Products	$569,179	$39,391
Services	9,460,400	11,054,799
Total Revenues	10,029,579	11,094,170

COST OF SALES:
Products	437,958	38,455
Services	7,364,217	7,155,038
Total Costs of Sales	7,802,175	7,193,493
Gross profit	2,227,404	3,900,677
OPERATING EXPENSES:
Sales and marketing	20,281	55,776
Professional	1,493,467	2,077,770
Payroll and related	2,624,667	2,502,461
General and administrative	2,362,560	1,980,371
Research and development	-	1,000,000
Impairment of goodwill and long-lived assets	993,942	2,702,996
Depreciation	682,111	1,054,702
Amortization	728,192	730,940
Total operating expenses	8,905,220	12,105,016

Loss from operations	(6,677,816)	(8,204,339)

OTHER INCOME (EXPENSE)
Derivative gain (expense)	(3,536,901)	1,140,323
Gain on debt extinguishment	8,470,939	1,252,131
Gain (loss) on debt conversions	-	(775,650)
Interest expense	(2,637,132)	(1,531,733)
Other gains, net	285,403	-
Total other income (expense)	2,582,309	85,071

Net loss before income taxes	(4,095,507)	(8,119,268)
Income taxes	-	-
Net loss before non-controlling interests	(4,095,507)	(8,119,268)
Net loss attributable to non-controlling interests	76,614	47,417
Net loss attributable to TPT Global Tech, Inc. Shareholders	$(4,018,893)	$(8,071,851)

Loss per common shares-basic and diluted	$(0.00)	$(0.01)

Weighted-average common shares outstanding-basic and diluted	889,406,311	740,163,898

See accompanying notes to consolidated financial statements.

Table of Contants

TPT Global Tech, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the years ended December 31, 2021 and 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Subscriptions	Additional Paid-in	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Interest	Deficit
Balance as of December 31, 2019	1,000,000	$1,000	2,588,693	$2,589	177,629,939	$177,630	$574,256	$13,279,749	$(32,831,093)	$-	$(18,795,869)
Common stock issued for services	-	-	-	-	7,002,000	7,002	(812,773)	859,771	-	-	54,000
Common stock issuable for services	-	-	-	-	-	-	363,569	-	-	-	363,569
Equity interest in QuikLABS issued for cash	-	-	-	-	-	-	-	368,000	-	92,000	460,000
Acquisition of Air Fitness	-	-	-	-	-	-	-	-	-	113,333	113,333
Common stock issued for settlement of liability	-	-	-	-	1,000,000	1,000	-	57,000	-	-	58,000

Reclassification of preferred stock as mezzanine	(1,000,000)	(1,000)	(2,588,693)	(2,589)	-	-	-	(4,790,884)	-	-	(4,794,473)
Common stock issued for convertible promissory notes	-	-	-	-	679,932,432	679,933	-	1,470,246	-	-	2,150,179
InnovaQor merger	-	-	-	-	-	-	-	219,058	-	(219,058)	-
Net Loss	-	-	-	-	-	-	-	-	(8,071,851)	(47,417)	(8,119,268)
Balance as of December 31, 2020	-	$-	-	$-	865,564,371	$865,565	$125,052	$11,462,940	$(40,902,944)	$(61,142)	$(28,510,529)
Common stock issued for services or subscription payable	-	-	-	-	5,964,667	5,965	(119,442)	336,188	-	-	222,711
Equity interest in QuikLABS issued for cash	-	-	-	-	-	-	-	8,000	-	2,000	10,000
Refund of equity interest in QuikLABS	-	-	-	-	-	-	-	(56,000)	-	(14,000)	(70,000)
Common shares issued in exchange for debt	-		-	-	22,500,000	22,500	-	747,300	-	-	769,800
Common shares issued for cash	-	-	-	-	29,000,000	28,999	-	581,503	-	-	610,502
TPT Strategic license cancellation								(219,058)	-	219,058	-
Net Loss	-	-	-	-	-	-	-	-	(4,018,893)	(76,614)	(4,095,507)
Balance as of December 31, 2021	-	$-	-	$-	923,029,038	$923,029	$5,610	$12,860,873	$(44,921,837)	$69,302	$(31,063,023)

See accompanying notes to consolidated financial statements.

Table of Contants

TPT Global Tech, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,095,507)	$(8,119,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	682,111	1,054,702
Amortization	728,192	730,940
Debt discount amortization and other financing costs	1,622,035	738,794
Promissory note issued for research and development	-	1,000,000
Note payable issued for legal fees	-	350,000
Gain on conversion of notes payable	-	775,650)
Gain on disposition of assets	(485,404)	-
Derivative expense (gain)	3,536,901	(1,140,323)
Forgiveness of debt	(8,470,939)	(1,252,131)
Loss on impairment	993,942	2,702,996
Common stock issued for services	222,711	417,649
Changes in operating assets and liabilities:
Accounts receivable	62,883	254,022)
Prepaid expenses and other assets	(139,069)	(138,339)
Accounts payable and accrued expenses	2,345,145	1,314,086
Other liabilities	120,851	43,969
Net change in operating lease assets and liabilities	1,881,055	777,680
Net cash used in operating activities	(995,093)	(489,573)

Cash flows from investing activities:
Acquisition of property and equipment, net of sales	(223,419)	(424,560)
Insurance proceeds from property and equipment	547,459	-
Purchase of intangibles	-	(76,798)
Payment for business acquisitions, net of cash acquired	-	460)
Net cash used in investing activities	324,040	(500,898)

Cash flows from financing activities:
Proceeds from sale of non-controlling interests in QuikLABS, net	10,000	460,000
Proceeds from sales of Series D Preferred Stock	233,244	-
Proceeds from sale of common stock	610,502	-
Proceeds from convertible notes, loans and advances	3,900,400	1,753,204
Payments on convertible loans, advances and factoring agreements	(3,502,592)	(1,169,330)
Payments on convertible notes and amounts payable – related parties	(64,480)	(212,256)
Proceeds from convertible notes and notes payable – related parties	-	2,400
Payments on financing lease liabilities	(17,264)	(16,410)
Net cash provided by financing activities	1,169,810	817,608

Net change in cash	498,757	(172,863)
Cash and cash equivalents – beginning of period	19,309	192,172

Cash and cash equivalents – end of period	$518,066	$19,309

See accompanying notes to consolidated financial statements.

Table of Contants

TPT Global Tech, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Supplemental Cash Flow Information:

Cash used for:

	2021	2020
Interest expense	$-	$-
Taxes	$-	$-

Non-Cash Investing and Financing Activity:

	2021	2020
Debt discount on convertible promissory notes	$2,174,000	$634,341
Common stock issued for conversion of convertible notes	$769,800	$2,258,637
Convertible Preferred Series A and B reclassified to mezzanine equity	$-	$4,790,884
Acquisition of Air Fitness – Liabilities assumed	$-	$610,919
Purchase of property and equipment under finance leases	$-	$201,349
InnovaQor Merger- non controlling interest	$(219,058)	$219,058

See accompanying notes to consolidated financial statements.

Table of Contants

TPT Global Tech, Inc.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

The following acquisitions have resulted in entities which have been consolidated into TPTG since the reverse merger in 2014.

Name	Herein referred to as	Acquisition or Incorporation Date	Ownership
TPT Global Tech, Inc.	Company or TPTG	1988	100%
K Telcom and Wireless LLC	K Telecom	2014	100%
Global Telecom International LLC	Global Telecom	2014	100%
Copperhead Digital Holdings, Inc.	Copperhead Digital or CDH	2015	100%
TruCom, LLC	TruCom	2015	100%
Nevada Utilities, Inc.	Nevada Utilities	2015	100%
CityNet Arizona, LLC	CityNet	2015	100%
San Diego Media Inc.	SDM	2016	100%
Blue Collar Production, Inc.	Blue Collar	2018	100%
TPT SpeedConnect, LLC	TPT SpeedConnect	2019	100%
TPT Federal, LLC	TPT Federal	2020	100%
TPT MedTech, LLC	TPT MedTech	2020	100%
InnovaQor, Inc./TPT Strategic, Inc.	InnovaQor and TPT Strategic	2020	94%
QuikLab 1 LLC	Quiklab 1	2020	80%
QuikLAB 2, LLC	QuikLAB 2	2020	80%
QuikLAB 3, LLC	QuikLAB 3	2020	80%
The Fitness Container, LLC	Air Fitness	2020	75%
TPT Global Tech Asia Limited	TPT Asia	2020	78%
TPT MedTech UK LTD	TPT MedTech UK	2020	100%
TPT Global Defense Systems, Inc.	TPT Global Defense	2-19-21	100%
TPT Innovations Technology, Inc.	TPT Innovations	2-19-21	100%
TPT Global Caribbean Inc.	TPT Caribbean	6-10-21	100%
TPT Media and Entertainment, LLC	TPT Media and Entertainment	6-14-21	100%
VuMe Live, LLC	VuMe Live	11-17-21	100%
Digithrive, LLC	Digithrive	12-31-21	100%

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

Table of Contants

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the wholly-owned accounts, as well as, non-controlling interests where appropriate.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications

Certain amounts presented in previously issued financial statements have been reclassified in these financial statements. During 2020, development expense of $122,763 was recorded in marketing expense in the statement of operations and has been reclassified to general and administrative expenses to be consistent with the current period presentation.

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of operations for the years ended December 31, 2021 and 2020. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the years ended December 31, 2021 and 2020 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the year ended December 31, 2021	For the year ended December 31, 2020
TPT SpeedConnect	$7,579,003	$9,958,770
Blue Collar	1,545,721	1,051,120
TPT MedTech	155,919	30,484
Other (1)	179,757	14,405
Total Services Revenues	$9,460,400	$11,054,779
TPT MedTech – Product Revenue	566,689	-
K Telecom – Product Revenue	2,490	39,391
Total Product Revenues	$569,179	$39,391
Total Revenue	$10,029,579	$11,094,170

(1)	Includes international sales for the year ended December 31, 2021 of $165,834 related to TPT Asia.

Table of Contants

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 10 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue for TPT SpeedConnect at December 31, 2021 and 2020 are $421,643 and $292,847, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

TPT MedTech also offers various products.  One is to build and sell its mobile testing facilities called QuikLABs designed for mobile testing.  This is used by TPT MedTech for its own testing services.  Another is to build customized mobile gyms for exercising.  This is sold to third parties.  Another is medical equipment, one of which is a sanitizing unit called SANIQuik which is used as a safe and flexible way to sanitize providing an additional routine to hand washing and facial coverings.  The SANIQuik has not yet been approved for sale in the United States but has in some parts of the European community.  Revenues from these products are recognized when a product is delivered, the sales transaction considered closed and accepted by a customer.  When deposits are received for which a product has not been delivered, it is recognized as deferred revenue.  Deferred revenue as of December 31, 2021 and 2020 was $41,000 and $41,000, respectively. There are no financing terms or variable transaction prices for either of these products.

Table of Contants

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue at December 31, 2021 and 2020. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

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

Cost of Sales

Cost of sales includes all of the costs and expenses directly related to the production of goods and services included in revenues.

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

Table of Contants

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

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. There are no cash equivalents as of December 31, 2021 and 2020.

Accounts Receivable

We establish an allowance for potential uncollectible accounts receivable. All accounts receivable 60 days past due are considered uncollectible unless there are circumstances that support collectability. Those circumstances are documented. As of December 31, 2021 and 2020, the allowance for uncollectible accounts receivable was $225,000 and $762,815, respectively. Receivables are charged off when collection efforts cease.

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

We test goodwill balances for impairment on an annual basis as of December 31st or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment using a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. Based on our impairment testing, we recorded impairment charges of $663,434 and $853,366 of goodwill during the years ended December 31, 2021 and 2020, respectively.

Intangible Assets

Our intangible assets consist primarily of customer relationships, developed technology, favorable leases, trademarks and the film library. The majority of our intangible assets were recorded in connection with our various business combinations. Our intangible assets are recorded at fair value at the time of their acquisition.  Intangible assets are amortized over their estimated useful life on a straight-line basis. Estimated useful lives are determined considering the period the assets are expected to contribute to future cash flows. We evaluate the recoverability of our intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. Based on our recoverability testing, we recorded impairment charges of $330,508 during the year ended December 31, 2021.

Table of Contants

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

Long-Lived Assets

We periodically review the carrying amount of our depreciable long-lived assets for impairment which include property and equipment and intangible assets. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow.  As of December 31, 2020, we adjusted the net book values of the equipment of Copperhead Digital as it became doubtful given the decrease in customers bases that the estimated future cash flows would recover the net book values.  We recorded impairment expenses $1,849,630 for the year ended December 31, 2020.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. We adopted Topic 842 using the effective date, January 2019, as the date of our initial application of the standard. Consequently, financial information for the comparative periods has been updated. Our finance and operating lease commitments are subject to the new standard and we recognize as finance and operating lease liabilities and right-of-use assets.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share””. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2021 and 2020, the Company had shares that were potentially common stock equivalents as follows:

	2021	2020
Convertible Promissory Notes	429,623,112	175,316,748
Series A Preferred Stock (1)	1,349,817,125	1,243,987,624
Series B Preferred Stock	2,588,693	2,588,693
Series D Preferred Stock	25,297,722	-
Stock Options and warrants	111,000,000	4,333,333
	1,918,326,652	1,426,226,398

_____________________

(1)

Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of the then outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 1,250,000,000 shares were authorized as of December 31, 2021 and 2,500,000,000 as of April 6, 2022.

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

As of December 31, 2021 and 2020, two customer accounts receivable balances were 45 % and 78%, respectively, of our aggregate accounts receivable from revenues.

Table of Contants

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at December 31, 2021 and 2020 consisted of cash equivalents, accounts receivable, accounts payable and debt. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of December 31, 2021 are the following:

Derivative Instrument	Fair Value
Fair value of EMA, First Fire, and Cavalry Financial Convertible Promissory Notes	$3,057,026
Fair value of Warrants issued with the derivative instruments	985,884
$4,042,910

Research and Development

Our research and development programs focus on telecommunications products and services. Research and development costs are expensed as incurred. Any payments received from external parties to fund our research and development activities reduce the recorded research and development expenses.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs of zero for the years ended December 31, 2021 and 2020, respectively.

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

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including convertible promissory notes payable with features that were either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

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

Table of Contants

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

Sequencing Policy

Under ASC 815-40-35, the Company has adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company's inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company's employees or directors is not subject to the sequencing policy.

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

The Company has taken advantage of the stimulus offerings and received $1,402,700 in PPP loans.  All of these PPP loans were forgiven in the year ended December 31, 2021.  The Company is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues continue to decline.

The Company is also in the process of raising debt and equity financing. Through December 31, 2021, the Company raised $855,094 from sales of Common Stock and Series D Preferred Stock. Some of this was by way of its agreement with White Lion where they agreed to provide the Company of up to $5,000,000 through a registration statement that was filed with the SEC.   In addition, subsequent to December 31, 2021, the Company entered into convertible promissory notes for a total of $543,500.

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

NOTE 2 – ACQUISITIONS

The Fitness Container, LLC (DBA Air Fitness)

On June 1, 2020, the Company signed an agreement for the acquisition of a majority interest in San Diego based manufacturing company, The Fitness Container, LLC dba “Air Fitness” (www.airefitness.com), for 500,000 shares of common stock in TPT, vesting and issuable after the common stock reaches at least a $1.00 per share closing price in trading, a $500,000 promissory note payable primarily out of future capital raising and a 10% gross profit royalty from sales of drive through lab operations for the first year. Air Fitness, in which TPT owns 75% is a California LLC founded in 2014 focused on custom designing, manufacturing, and selling high-end turnkey outdoor fitness studios and mobile medical testing labs. Air Fitness has contracted with YMCAs, Parks and Recreation departments, Universities and Country Clubs which are currently using its mobile gyms.  Air Fitness’ existing and future clients will be able to take advantage of TPT’s upcoming Broadband, TV and Social Media platform to offer virtual classes utilizing the company’s mobile gyms. The agreement included an employment agreement for Mario Garcia, former principal owner, which annual employment is to be at $120,000 plus customary employee benefits.  This agreement was closed August 1, 2020.

Table of Contants

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

Had the acquisition of Air Fitness occurred on January 1, 2020, condensed proforma results of operations for the years ended December 31, 2021 and 2020 would be as follows:

	2021	2020
Revenue	$10,029,579	$11,191,709
Cost of Sales	7,802,175	7,270,166
Gross Profit	$2,227,404	$3,921,543
Expenses	(8,905,220)	(12,305,652)
Other income (expense)	2,582,309	85,071
Net Loss	$(4,095,507)	$(8,299,039)
Loss per share	$(0.00)	$(0.01)

Actual revenue for Air Fitness for the year ended December 31, 2020 was $0.

TPT Strategic Merger with Southern Plains

On August 1, 2020, InnovaQor (name changed to TPT Strategic, Inc.), a wholly-owned subsidiary of the Company, entered into a Merger Agreement with the publicly traded company Southern Plains Oil Corp. (OTC PINK: SPLN prior to Merger Agreement).

During 2020, TPT Strategic authorized a Series A Super Majority Preferred Stock valued at $350,000 by management and issued to a third party in exchange for legal services.  Effective September 30, 2020, the Series A Super Majority Preferred Stock was exchanged with TPT for a note payable of $350,000 payable in cash or common stock.    As such, as of September 30, 2020, the Company, for accounting purposes, took control of the merged TPT Strategic and reflected in its consolidated balance sheet the non-controlling interest of $219,058 in the liabilities under a license agreement valued at $3,500,000.  This $3,500,000 was recorded as a Note Payable and expensed on InnovaQor’s books.  During the year ended December 31, 2021, the license agreement was cancelled and the non controlling interest reversed.

TPT Strategic Merger with Education System Management

On June 22, 2021, TPT Strategic and the Company signed a merger agreement with Education Systems Management, LLC (“EDSM”) to create a merged public entity. TPT Strategic will become a non controlling interest to TPTW after the merger and after fund raising efforts at an estimated 28%.  Both TPT Strategic and the Company will enter into a software development agreement for the development of a standalone backend and front-end telemedicine technology platform which is not to exceed $3.5M in cost.  It is also the intent that current TPT shareholders will receive TPT Strategic stock of 2.5M common shares as a dividend after the merger is complete and appropriate shares are registered with the SEC under a registration rights agreement. Currently, EDSM has approximately $4 million in unaudited annual revenue and is profitable.  Closing was expected on or before August 1, 2021, or as agreed by all parties.  The parties have verbally agreed to close as soon as possible and are working towards this.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2021 and 2020. Financing activities described below have helped with working capital and other capital requirements.

Table of Contants

We incurred $4,095,507 and $8,119,268, respectively, in losses, and we used $995,093 and $489,573, respectively, in cash for operations for the years ended December 31, 2021 and 2020. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-loved assts and share-based compensation which totaled to a net $(1,170,451) for 2021 and $5,378,277 for 2020.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.  For the year ended December 31, 2021, we had a net increase in our assets and liabilities of $4,270,865 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and an increase in the balances from our operating lease liabilities.  For the year ended December 31, 2020 we had a net increase to our assets and liabilities of $2,251,418 for similar reasons.

Cash flows from financing activities were $1,169,810 and $817,608 for the years ended December 31, 2021 and 2020, respectively.  For the year ended December 30, 2021, these cash flows were generated from the sale of Series D Preferred Stock, common stock subscriptions of $610,502, proceeds from convertible notes, loans and advances of $3,900,400 offset by payment on convertible loans, advances and factoring agreements of $3,502,592 and payments on convertible notes and amounts payable – related parties of $64,480.  For the year ended December 31, 2020, cash flows from financing activities primarily came from proceeds from the sale of interest in QuikLABS of $460,000, convertible notes, loans and advances of $1,753,204 offset by payments on convertible loans, advances and factoring agreements of $1,169,330.

Cash flows provided by (used in) investing activities were $324,040 and $(500,898), respectively, for the years ended December 31, 2021 and 2020 primarily related to the acquisition of property and equipment and the purchase of intangibles.

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

The Company has taken advantage of the stimulus offerings and received $1,402,700 in PPP loans.  All of these PPP loans were forgiven in the year ended December 31, 2021.  The Company is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues continue to decline.

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

Table of Contants

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of December 31, 2021 and 2020 are as follows:

	2021	2020
Property and equipment:
Telecommunications fiber and equipment	$2,686,905	$2,530,167
Film production equipment	-	369,903
Medical equipment	209,499	133,329
Office furniture and equipment	77,859	86,899
Leasehold improvements	-	18,679
Total Property ad equipment	$2,974,263	$3,138,977
Accumulated depreciation	(1,325,241)	(993,380)
Property and equipment, net	$1,649,022	$2,145,597

Depreciation expense was $682,111 and $1,054,702 for the years ended December 31, 2021 and 2020, respectively.

Approximately $200,000 of property and equipment, included herein, were financed through a financing lease.   See Note 9.

We periodically review the carrying amount of our depreciable long-lived assets for impairment which include property and equipment and intangible assets. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow.  As of December 31, 2020, we adjusted the net book values of the equipment of Copperhead Digital as it became doubtful given the decrease in customers bases that the estimated future cash flows would recover the net book values.  We recorded impairment expenses of $1,849,630 for the year ended December 31, 2020.

The Company recognized a gain of $485,404 during the year ended December 31, 2021 primarily from a theft of equipment that occurred..  The gain represented the cash received from insurance carrier over the net book value on the books at the time of the theft.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of December 31, 2021 and 2020 are as follows:

	2021	2020
Loans and advances (1)	$941,242	$2,517,200
Convertible notes payable (2)	1,162,606	1,711,098
Factoring agreements (3)	723,754	635,130
Debt – third party	$2,827,602	$4,863,428

Line of credit, related party secured by assets (4)	$3,043,390	$3,043,390
Debt– other related party, net of discounts (5)	7,450,000	7,423,334
Convertible debt – related party (6)	902,781	922,481
Shareholder debt (7)	49,452	93,072
Debt – related party	$11,445,623	$11,482,277

Total financing arrangements	$14,273,225	$16,345,705

Less current portion:
Loans, advances and factoring agreements – third party	$(1,446,571)	$(2,308,753)
Convertible notes payable third party	(1,162,606)	(1,711,098)
Debt – related party, net of discount	(10,542,842)	(10,559,796)
Convertible notes payable– related party	(902,781)	(922,481)
	(14,054,800)	(15,502,128)
Total long term debt	$218,425	$843,577

_____________________________

(1) The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month LIBOR plus 2%, 2.1% as of December 31, 2021, and is secured by assets of the Company, was due August 31, 2020, as amended, and included 8,000 stock options as part of the terms which options expired December 31, 2019 (see Note 7).

Table of Contants

$360,000 is a bank loan dated May 28, 2019 which bears interest at Prime plus 6%, 9.25% as of December 31, 2021 and, as amended,  is interest only through May 1 2022 at which time the monthly payment of principal and interest of $15,000 is required until the due date of May 1, 2024. The bank loan is collateralized by assets of the Company.

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

Effective September 30, 2020, we entered into a Purchase Agreement by which we agreed to purchase the 500,000 outstanding Series A Preferred shares of InnovaQor, Inc., our majority owned subsidiary, in an agreed amount of $350,000 in cash or common stock, if not paid in cash, at the five day average price preceding the date of the request for effectiveness after the filing of a registration statement on Form S-1. This was modified December 28 and 29, 2020, to provide for registration of 7,500,000 common shares for resale at the market price. Any balance due on notes will be calculated after an accounting for the net sales proceeds from sale of the stock by February 28, 2021 and may be paid in cash or stock thereafter. The Series A Preferred shares are being purchased from the Michael A. Littman, Atty. Defined Benefit Plan.     The $350,000 is included as a Note Payable as of December 31, 2020 and bears no interest. During the year ended December 31, 2021, it was determined the there was a deficiency of approximately $185,000 from net sales proceeds which is accounted for in accounts payable.

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

During 2019, the Company consummated Securities Purchase Agreements dated March 15, 2019, April 12, 2019, May 15, 2019,  June 6, 2019 and August 22, 2019 with Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) for the purchase of convertible promissory notes in the amounts of $68,000, $65,000, $58,000, $53,000 and $43,000 (“Geneva Roth Convertible Promissory Notes”). The Geneva Roth Convertible Promissory Notes are due one year from issuance, pays interest at the rate of 12% (principal amount increases 150%-200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to the maturity date or date of default to convert all or any part of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 61% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Geneva Roth Convertible Promissory Notes may be prepaid in whole or in part of the outstanding balance at 125% to 140% up to 180 days from origination. Geneva Roth converted a total of $244,000 of principal and $8,680 of accrued interest through December 31, 2021 from its various Securities Purchase Agreements into 125,446,546 shares of common stock of the Company leaving no outstanding principal balances as of December 31, 2021. On February 13, 2020, the August 22, 2019 Securities Purchase Agreement was repaid for $63,284, including a premium and accrued interest.

On March 25, 2019, the Company consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 Convertible Promissory Note (“Auctus Convertible Promissory Note”). The Auctus Convertible Promissory Note is due December 18, 2019, pays interest at the rate of 12% (24% default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date or at the effective date of the registration of the underlying shares of common stock, which the holder has registration rights for, to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lessor of the lowest trading price during the previous 25 trading days prior the date of the Auctus Convertible Promissory Note or 50% multiplied by the average of the two lowest trading prices for the common stock during the previous 25 trading days prior to the applicable conversion date. Auctus converted $33,180 of principal and $142,004 of accrued interest into 376,000,000 shares of common stock of the Company prior to December 31, 2020. 2,000,000 warrants were issued in conjunction with the issuance of this debt. See

Table of Contants

Pursuant to claims by Auctus that the Company had not complied with terms of the Auctus Convertible Promissory Note, the Company and Auctus entered into a settlement agreement dated October 13, 2021 where by the Company paid $763,231.97 and allowed Auctus to exercise its right to exercise 15,000,000 warrants to purchase 15,000,000 shares of common stock. As such, the balance owning to Auctus as of December 31, 2021 is zero.  The Company recognized a gain on debt extinguishment of $7,068,339 when this Auctus Convertible Promissory Note was paid off in large part because of the related derivative liability on the books at the time of the settlement.  See Note 8.

June 6, 2019, the Company consummated a Securities Purchase Agreement with JSJ Investments Inc. (“JSJ”) for the purchase of a $112,000 Convertible Promissory Note (“JSJ Convertible Promissory Note”). The JSJ Convertible Promissory Note is due June 6, 2020, pays interest at the rate of 12% per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lower of the market price, as defined, or 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The JSJ Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. JSJ converted $43,680 of principal into 18,500,000 shares of common stock of the Company prior to September 30, 2021. In addition, on February 25, 2020 the Company repaid for $97,000, including a premium and accrued interest, for all remaining principal and accrued interest balances as of that day. 333,333 warrants were issued in conjunction with the issuance of this debt. During the year ended December 31, 2021, the Company paid JSJ $6,666 to eliminate all outstanding warrants held by JSJ.

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

On October 6, 2021, TPT Global Tech, Inc. and FirstFire Global Opportunities Fund, LLC. entered into a convertible promissory note totaling $1,087,000 and a securities purchase agreement (“FirstFire Note”). The FirstFire Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock.  There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.025 per share, adjusted to $.0075 subsequent to December 31, 2021.  The Holder was given registration rights. The FirstFire Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 225,000,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants.  Warrants to purchase 55,000,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder. Details of the FirstFire Note and securities purchase agreement can be found in the Form 8-K and exhibits filed on October 19, 2021.

On October 13, 2021, TPT Global Tech, Inc. and Cavalry Investment Fund LP entered into a convertible promissory note totaling $271,250 and a securities purchase agreement (“Cavalry Investment Note”). The Cavalry Investment Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock.  There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.025 per share, adjusted to $.0075 subsequent to December 31, 2021. The Holder was given registration rights. The Cavalry Investment Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 56,250,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants.  Warrants to purchase 13,750,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder. Details of the Cavalry Investment Note and securities purchase agreement can be found in the Form 8-K and exhibits filed on October 19, 2021.

Table of Contants

On October 13, 2021, TPT Global Tech, Inc. and Cavalry Fund I, LP entered into a convertible promissory note totaling $815,250 and a securities purchase agreement (“Cavalry Fund I Note”). The Cavalry Fund I Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock.  There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.0075 per share.  The Holder was given registration rights. The Cavalry Fund I Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 168,750,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants.  Warrants to purchase 41,250,000 shares of common stock at $110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder. Details of the Cavalry Fund I Note and securities purchase agreement can be found in the Form 8-K and exhibits filed on October 19, 2021.

The Company is in default under its derivative financial instruments and received notice of such from EMA for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. It was the intent of the Company to pay back all derivative securities prior to the due dates but that has not occurred in case of EMA. As such, the Company is currently in negotiations with EMA and relative to extending the due date and changing terms on the Note.  The Company has been named in a lawsuit by EMA for failing to comply with a Securities Purchase Agreement entered into in June 2019.  See Note 9 Other Commitments and Contingencies.

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

(3) $101,244 of the Factoring Agreements is with full recourse, due February 29, 2020, as amended, was established in June 2016 with a company that is controlled by a shareholder and is personally guaranteed by an officer of the Company. This Factoring Agreement is such that the Company pays a discount of 2% per each 30-day period for each advance received against accounts receivable or future billings. The Company was advanced funds from this Factoring Agreement for which $101,244 and $101,244 in principal remained unpaid as of December 31, 2021 and December 31, 2020, respectively.

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

On July 23, 2021, the Company entered into a consolidation agreement for the Purchase and Sale of Future Receipts with Lendora Capital (“Lendora Consolidation Agreement”). The balance to be purchased and sold gave consideration for all then outstanding factoring agreements such as the NewCo Factoring Agreements, the NewCo Factoring Agreement #3 and the Lendora Factoring Agreement and amounted to $1,522,984 for which the Company had outstanding balances totaling $967,496. Payments under this Lendora Consolidation Agreement supersedes all other factoring agreement payments and includes $ 31,728.85 per week, at an effective interest rate of approximately 36% annually, for 48 weeks. The Lendora Consolidation Agreement includes a guaranty by the CEO of the Company, Stephen J. Thomas III.

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

On February 21, 2020, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (“2020 Factoring Agreement”). The balance to be purchased and sold is $716,720 for which the Company received $500,000, net of fees. Under the 2020 Factoring Agreement, the Company was to pay $14,221 per week for 50 weeks at an effective interest rate of approximately 43% annually. However, due to COVID-19 the payments under the 2020 Factoring Agreement were reduced temporarily, to between $9,000 and $11,000 weekly.  All deferred payments have been paid.

Table of Contants

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

On June 7 and June 14, 2021, the Company entered into two Agreements for the Purchase and Sale of Future Receipts (“NewCo Factoring Agreements”). The balance to be purchased and sold is $199,500 each for which the Company received $144,750 each, net of fees. Under the NewCo Factoring Agreement, the Company is to pay $5,542 each per week for 36 weeks at an effective interest rate of approximately 36% annually. The NewCo Factoring Agreements were consolidated through the Lendora Consolidation Agreement.

On June 28, 2021, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (“NewCo Factoring Agreement #3”). The balance to be purchased and sold is $133,000 for which the Company received $100,000. Under the NewCo Factoring Agreement, the Company is to pay $3,695 per week for 36 weeks at an effective interest rate of 36% annually. The NewCo Factoring Agreement #3 was consolidated through the Lendora Consolidation Agreement.

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 2.1% as of December 31, 2021, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling $85,120 which expired as of December 31, 2019 (see Note 8) and was due, as amended, August 31, 2020.  The Company is in negotiations to refinance this Line of Credit.

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

$500,000 represents a Note Payable related to the acquisition of 75% of Air Fitness, payable six months from the date of the note or as agreed by the Company out of future capital raising efforts and does not accrue interest.

Table of Contants

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

During 2018, the Company issued convertible promissory notes in the amount of $537,200 to related parties and $10,000 to a non-related party which bear interest at 6% (11% default interest rate), are due 30 months from issuance and are convertible into Series C Preferred Stock at $1.00 per share.  $19,400 of these notes were repaid during the years ended December 31, 2021 and 2020.

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

The derivative liability as of December 31, 2021, in the amount of $4,042,910 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2021.

Debt Derivative Liabilities
Balance, December 31, 2019	$8,836,514
Change in derivative liabilities from conversion of notes payable	(1,144,290)
Change in derivative liabilities from the Odyssey conversion to a term loan	(1,286,762)
Change in fair value of derivative liabilities at end of period – derivative expense	(1,140,323)
Balance, December 31, 2020	$5,265,139
Change in derivative liabilities from new notes payable	1,902,897
Change in derivative liabilities from payoff of notes payable	(6,662,027)
Change in fair value of derivative liabilities at end of period – derivative expense	3,536,901
Balance, December 31, 2021	$4,042,910

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

As of December 31, 2021, the Company marked to market the fair value of the debt derivatives and determined a fair value of $4,042,910 ($3,057,026 from the convertible notes and $985,884 from the warrants) in Note 6. The Company recorded an expense of $3,536,901 and gain of $1,140,323 from change in fair value of debt derivatives for the years ended December 31, 2021 and 2020, respectively. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 115.4% to 298.6%, (3) weighted average risk-free interest rate of 0.06% to 1.26% (4) expected life of 0.25 to 4.79 years, and (5) the quoted market price of $0.011 for the Company’s common stock.

See Financing lease arrangements in Note 9.

Table of Contants

NOTE 7 - INCOME TAXES

The following table sets forth the components of the Company’s income tax expense (benefit) for the years ended December 31, 2021 and 2020:

Current:	2021	2020
Federal State and local	$-	$-
Total Current	-	-
Deferred:
Federal State and local benefit	(860,056)	(1,705,046)
Net operating loss, net of state tax effect	(30,540)	(60,546)
Meals and entertainment	10,134	4,459
Stock based expenses	46,769	87,706
Impairment	208,728	567,629
Amortization	143,243	153,497
Derivative expense	(742,749)	239,468
Gain on extinguishment	(1,808,903)	-
Change in allowance	3,033,374	712,833
Total Benefit	$-	$-

The following table sets forth a reconciliation of the Company’s income tax expense (benefit) as the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2021 and 2020:

	2021	2020
Income tax at Federal statutory rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Stock based compensation	(0%)	(0%)
Net operating loss, net of state tax effect	(1%)	(1%)
Other	(1%)	(1%)
Total	-	-

The following table sets forth the components of the Company’s deferred income taxes as of December 31, 2021 and 2020:

Current deferred tax assets (liabilities):	2021	2020
Valuation allowance	$-	$-
Total current deferred tax asset (liability)	-	-

Noncurrent deferred tax assets (liabilities):
Derivative (gain) expense	2,073,432	1,330,683
Intangible assets amortization	1,253,096	956,355
Net operating loss carry forwards	5,725,115	2,752,287
Stock base compensation	1,878,003	1,743,527
Other	(1,679,863)	99,034
Less; Valuation allowance	$(9,249,782)	$(6,881,886)
Total noncurrent deferred tax asset (liability)	-	-

Total deferred tax asset (liability)	$-	$-

The Company has approximately $27,000,000 and $13,000,000 of net operating loss carry forwards as of December 31, 2021 and 2020, respectively, which expire in varying amounts, if unused. Because of the change in ownership of more than 50% of the Company in accordance with Section 382 of the IRS Code, these net operating loss carry forwards may be significantly limited to use in future periods.

Table of Contants

NOTE 8 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of December 31, 2021, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.

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

There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2021. During the year ended December 31, 2020, the Series B Preferred Stock was reclassified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

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

There are no shares of Series C Convertible Preferred Stock outstanding as of December 31, 2021.  There are approximately $688,500 in convertible notes payable convertible into Series C Convertible Preferred Stock which compromise some of the common stock equivalents calculated in Note 1.

Table of Contants

Series D Convertible Preferred Stock

On July 6, 2020 and September 15, 2021, the Company amended its Series D Designation from January 14, 2020. These Amendments changed the number of shares to 10,000,000 shares of the authorized 100,000,000 shares of the Company's $0.001 par value preferred stock as the Series D Convertible Preferred Stock ("the Series D Preferred Shares.")

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

During the year ended December 31, 2021, 46,649 shares of Series D Preferred Share were purchased for $233,244 of which Stephen Thomas, CEO of the Company, acquired 36,649 for $183,244.  The remainder of the shares were purchased by a third party.

As of December 31, 2021, there 46,649 Series D Preferred shares outstanding.

Series E Convertible Preferred Stock

On November 10, 2021, the Company 10,000,000 shares of the 100,000,000 shares of the Company's $0.001 par value preferred stock as the Series E Convertible Preferred Stock ("the Series E Preferred Shares").

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

As of December 31, 2021, there are no Series E Preferred shares outstanding.

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

Table of Contants

Common Stock

As of December 31, 2021, we had authorized 1,250,000,000 shares of Common Stock, of which 923,029,038 common shares are issued and outstanding.  Subsequent to December 31, 2021, the authorized common shares have been increased to 2,500,000,000.

Common Stock Issued for Conversion of Debt

During the year ended December 31, 2020, the Company issued 679,932,432 of common shares for $232,430 of principal and $104,300 of interest, resulting in a loss on conversion of $775,650.  In addition, the Company issued 1,000,000 common shares in exchange for $58,000 of legal liabilities.

Common Stock Issued for Expenses and Liabilities

 On March 18, 2019, the Company issued to an Investor a convertible promissory note in the principal amount of $600,000 (the “Auctus Promissory Note”) and Warrant Agreement (the “Auctus Warrant Agreement”) pursuant to that certain securities purchase agreement dated March 18, 2019. (the “Auctus SPA”) with Auctus Fund, LLC (“Auctus”). Pursuant to claims by Auctus that the Company had not complied with terms of the Auctus SPA, the Company and Auctus entered into a settlement agreement dated October 13, 2021 where by the Company would pay $763,232 and allow Auctus to exercise its right to exercise 15,000,000 warrants to purchase 15,000,000 shares of common stock.  The Company recorded $412,500 to Stockholders Equity in relation to the issuance of the 15,000,000 shares under this agreement in October 2021.  The value applied to the issuance of shares was based on the closing market price on the day of issuance.

The Company issued 7,500,000 shares of stock to Mr. Littman in accordance with its December 28 and 29, 2020 agreements as described in Note 5.  These shares were included in a Form S-1 filed by the Company on January 15, 2021.  During the year ended December 31, 2021, it was determined in accordance with an underlying agreement, that there was a deficiency of approximately $185,000 from net sales proceeds from sales of the shares and as such, this amount is accounted for in accounts payable as of December 31, 2021.

On April 5, the Company granted 1,500,000 restricted commons shares to a consultant as a bonus for services rendered.  The Company recorded $44,100 as expense in the statement of operations during the year ended December 31, 2021 which represented the calculation fair value on the date of grant.

In addition, in the year ended December 31, 2020, 1,000,000 shares were issued to a consultant as a bonus for IR consulting services performed which the Company recorded $58,000 of compensation expense.  These shares were valued at their fair value on the day they were granted for which the Company recorded $54,000 in the statement of operations as share-based compensation.

Stock Purchase Agreement

On May 28, 2021, and as amended December 27, 2021, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Under the terms of the Purchase Agreement, White Lion agreed to provide the Company with up to $5,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”). A Form S-1 was filed on June 30, 2021 regarding this transaction.  Subsequent Amendments to Forms S-1 related to this transaction were filed on July 6, 2021 and July 14, 2021.  The registrations statement was declared effective July 19, 2021.

The Company has the discretion to deliver purchase notice to White Lion and White Lion will be obligated to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) based on the investment amount specified in each purchase notice. The maximum amount of the Purchase Notice shall be the lesser of: (i) 200% of the Average Daily Trading Volume or (ii) the Investment Limit divided by the highest closing price of the Common Stock over the most recent five (5) Business Days including the respective Purchase Date. Notwithstanding the forgoing, the Investor may waive the Purchase Notice Limit at any time to allow the Investor to purchase additional shares under a Purchase Notice. Pursuant to the Purchase Agreement, White Lion and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to White Lion that would result in White Lion’s beneficial ownership equaling more than 9.99% of the Company’s outstanding Common Stock. The price of each purchase share shall be equal to eighty-five percent (85%) of the Market Price (as defined in the Purchase Agreement). Purchase Notices may be delivered by the Company to White Lion until the earlier of twelve (12) months (until December 31, 2022, as amended) or the date on which White Lion has purchased an aggregate of $5,000,000 worth of Common Stock under the terms of the Purchase Agreement.

Under the Registration Rights Agreement with White Lion, the Company has given purchase notices for 29,000,000 shares of common stock and has received proceeds of $610,502, net of expenses.

Table of Contants

Subscription Payable

As of December 31, 2021, the Company has recorded $5,610 in stock subscription payable, which equates to the fair value on the date of commitment, of the Company’s commitment to issue the following common shares:

Unissued shares for TPT consulting agreements	625,000
Shares receivable under terminated acquisition agreement	(3,096,181)
Net commitment	(2,471,181)

During the years ended December 31, 2018, 16,667 of common shares were subscribed to for a note payable on the balance sheet of $2,000.  2,000 of these shares were issued during the year ended December 31, 2020.

During the year ended December 31, 2020, the Company signed consulting agreements related to their activities with TPT Global Tech and TPT MedTech with three third parties for which we agreed to issue 4,450,000 shares of restricted common stock.   300,000 of these shares were valued at fair value and expensed in the statement of operations for $16,200.  The other 4,150,000 shares were value at their value of $275,975 which is being amortized over 10 months of service starting on the date of the agreement of September 1, 2020.  $135,402 and $110,390 has been amortized into the statement of operations as of December 31, 2021 and 2020, respectively.

In 2018, Arkady Shkolnik and Reginald Thomas (family member of CEO) were added as members of the Board of Directors. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive $25,000 per quarter and 5,000,000 shares of restricted common stock valued at approximately $692,500 vesting quarterly over twenty-four months. The quarterly cash payments of $25,000 will be paid in unrestricted common shares if the Company has not been funded adequately to make such payments. Mr. Thomas is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded. As of December 31, 2020, $215,500 and $75,000 has been accrued as accounts payable in the balance sheet for Mr. Shkolnik and Mr. Thomas, respectively. For the year ended December 31, 2021 and 2020, $0 and $236,978, respectively, have been expensed under these agreements.  Both the 5,000,000 and 1,000,000 shares granted were issued during the year ended December 31, 2020.

Effective November 1, 2017, the Company entered into an agreement to acquire Holly wood Rivera, LLC and HRS Mobile LLC (“HRS”). In March 2018, the HRS acquisition was rescinded and 3,096,181 shares of common stock which were issued as consideration are being returned by the recipients. As such, as of December 31, 2021 the shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

Stock Options

	Options Outstanding	Vested	Vesting Period	Exercise Price Outstanding and Exercisable	Expiration Date
December 31, 2019	3,000,000	3,000,000	12 to 18 months	$0.10	3-1-20 to 3-21-21
Expired	(2,000,000)
December 31, 2020	1,000,000	1,000,000	12 months	$0.10	3-21-21
Expired	(1,000,000)
December 31, 2021	-	-	-	-	-

During the year ended December 31, 2018, the Company entered into consulting arrangements primarily for legal work and general business support that included the issuance of stock options to purchase 3,000,000 options to purchase common shares at $0.10 per share. 3,000,000 of these have expired. The Black-Scholes options pricing model was used to value the stock options. The inputs included the following:

(1)	Dividend yield of 0%
(2)	expected annual volatility of 307% - 311%
(3)	discount rate of 2.2% to 2.3%
(4)	expected life of 2 years, and
(5)	estimated fair value of the Company’s common $0.125 to $0.155 per share.

Table of Contants

Warrants Issued with Convertible Promissory Notes

As of December 31, 2021, there were 111,000,000 warrants outstanding that expire in five years or in the year ended December 31, 2026.  As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 3,333,333 warrants to 3,333,333 common shares of the Company at 70% of the current market price.  Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice.  However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.   Since issuance of the 3,333,333 originally issued, 2,333,333 of the warrants have been bought back or exercised.

During the year ended December 31, 2021, the Company issued warrants in conjunction with the issuance of the FirstFire Note, the Cavalry Investment Note and the Cavalry Fund I Note agreements.  Warrants to purchase 110,000,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to these note holders.

The warrants issued under these convertible promissory notes were considered derivative liabilities valued at $985,880 of the total $4,042,910 derivative liabilities as of December 31, 2021. See Note 5.

Common Stock Reservations

The Company has internally reserved 1,000,000 shares of Common Stock of the Company for the purpose of raising funds to be used to pay off debt described in Note 5.

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employee and consultants as consideration for services rendered and that will be rendered to the Company.

Non-Controlling Interests

QuikLAB Mobile Laboratories

In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC.  QuikLAB 4, LLC was subsequently dissolved.  It was the intent to use these entities as vehicles into which third parties would invest and participate in owning QuikLAB Mobile Laboratories.  As of December 31, 2021, Quiklab 1 LLC, QuikLAB 2, LLC and QuikLAB 3, LLC have received an investment of $470,000, of which Stephen Thomas and Rick Eberhardt, CEO and COO of the Company, have invested $100,000 in QuikLAB 2, LLC.  During the year ended December 31, 2021, one investor entered into an agreement at their request, to have their investment returned.  10,000 of this investment was returned with the remaining $60,000 being reclassified to an accounts payable in the balance sheet as of December 31, 2021.

The third party investors and Mr. Thomas and Mr. Eberhart, will benefit from owning 20% of QuikLAB Mobile Laboratories specific to their investments.  The Company owns the other 80% ownership in the QuickLAB Mobile Laboratories.  The net loss attributed to the non-controlling interests from the QuikLAB Mobile Laboratories included in the statement of operations for the year ended December 31, 2021 and 2020 is $58,613 and $30,536, respectively.

Other Non-Controlling Interests

InnovaQor, Air Fitness and TPT Asia are other non-controlling interests in which the Company owns 94%, 75% and 78%, respectively.  There is very little activity in any of these entities.  The net loss attributed to these non-controlling interests included in the statement of operations for the years ended December 31, 2021 and 2020 is 26,230 and $16,881, respectively.

InnovaQor did a reverse merger with Southern Plains of which there ended up being a non-controlling interest ownership of 6% as of December 31, 2020.  As a result, $219,058 in the non-controlling interest in liabilities of a license agreement valued at $3,500,000 was reflected in the consolidated balance sheet as of December 31, 2020, which was reversed in the years ended December 31, 2021 when the license agreement was cancelled between all parties.

Table of Contants

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2021	2020
Related parties (1)	$2,294,570	$1,507,418
General operating	4,788,291	3,797,069
Accrued interest on debt (2)	1,546,889	1,328,939
Credit card balances	169,035	173,972
Accrued payroll and other expenses	211,668	296,590
Taxes and fees payable	642,640	641,012
Unfavorable lease liability	-	121,140
Total	$9,653,093	$7,866,140

_____________

(1)	Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.
(2)	Portion relating to related parties is $924,612 and $679,380 for December 31, 2021 and 2020, respectively.

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

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our estimated incremental borrowing rate as the discount rate. Our weighted average discount rate is 10.0% and the weighted average lease term of 4.9 years.

We have various non-cancelable lease agreements for certain of our tower locations with original lease periods expiring between 2022 and 2044. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Certain of the arrangements contain escalating rent payment provisions. Our Idaho main office lease and an equipment lease described below and leases with an initial term of twelve months have not been recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of December 31, 2021 and 2020, operating lease right-of-use assets and liabilities arising from operating leases were $4,259,758 and $4,732,459, respectively. During the year ended December 31, 2021, cash paid for amounts included for the measurement of lease liabilities was $2,815,943 and the Company recorded lease expense in the amount of $2,581,528 in cost of sales.

The Company entered into an operating lease agreement for location rights for certain QuikLABS.  The operating lease agreement start October 1, 2020 and goes for three years at $9,798 per month.  The Company entered an operating agreement to lease colocation space for 5 years.  This operating agreement starts October 1, 2020 for $7,140 per month.  In addition, the Company entered into office space for Blue Collar which started April 2021 and runs for 3 years beginning at an average of $4,150 for the first six months, $8,300 for twelve months, $8,549 for the next twelve months and $8,805 for the following twelve months.

Table of Contants

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of December 31, 2021.

2022	$4,239,881
2023	1,435,216
2024	1,173,068
2025	741,035
2026	190,846
Thereafter	73,032
Total operating lease liabilities	7,853,079
Amount representing interest	(899,050)
Total net present value	$6,964,028

Office lease used by CEO

During the years ended December 31, 2021 and 2020, the Company entered into a lease of 12 months or less for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The Company has paid $30,000 and $30,000 in rent and utility payments for this space for the year ended December 31, 2021 and 2020, respectively.

Financing lease obligations

Future minimum lease payments are as follows:

2022	$966,759
2023	-
2024	-
2025	-
2026	-
Thereafter	-
Total financing lease liabilities	966,759
Amount representing interest	-
Total future payments (1)(2)	$966,759

 ____________________

(1) Included is a Telecom Equipment Lease is with an entity owned and controlled by shareholders of the Company and was due August 31, 2020, as amended.

(2) Also included are leases under Xroads Equipment Agreements with a third party that allows the Company to pay between $12,000 per month, including interest, starting July 2022. until paid with a $1 value acquisition price at the termination of the leases. These leases are delinquent for non payment.

Other Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain employees of SDM, K Telecom and Air Fitness. The agreements are such that SDM, K Telecom and Air Fitness, on a standalone basis in each case, must provide sufficient cash flow to financially support the financial obligations within the employment agreements.

On May 6, 2020, the Company entered into an agreement to employ Ms. Bing Caudle as Vice President of Product Development of the Media One Live platform for an annual salary of $250,000 for five years, including customary employee benefits. The payment is guaranteed for five years whether or not Ms. Caudle is dismissed with cause.

Litigation

On March 18, 2019, the Company issued to an Investor a convertible promissory note in the principal amount of $600,000.00 (the “Auctus Promissory Note”) and Warrant Agreement (the “Auctus Warrant Agreement”) pursuant to that certain securities purchase agreement dated March 18, 2019 (the “Auctus SPA”) with Auctus Fund, LLC (“Auctus”). Pursuant to claims by Auctus that the Company had not complied with terms of the Auctus SPA, the Company and Auctus entered into a settlement agreement dated October 13, 2021 where by the Company would pay $763,231.97 and allow Auctus to exercise its right to exercise 15,000,000 warrants to purchase 15,000,000 shares of common stock.  Auctus agreed to limit the sale of common shares of the Company to 2,000,000 during each respective calendar week. The Company recognized a gain on debt extinguishment of $7,068,339 when this Auctus Promissory Note was paid off in large part because of the related derivative liability on the books at the time of the settlement.

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019.   More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months.  EMA has claimed in excess of $7,614,967 in relief.  The Company has filed a motion in response for which EMA has filed a motion to dismiss.   The Company does not believe at this time that any negative outcome would result in more than the $786,355 it has recorded on its balance sheet as of December 31, 2021.

Table of Contants

A lawsuit was filed in Michigan by the one of the former owners of SpeedConnect, LLC, John Ogren.   Mr. Ogren claimed he was owed back wages related to the acquisition agreement wherein the Company acquired the assets of SpeedConnect, LLC and kept him on through a consulting agreement. The Company’s position was that he ultimately resigned in writing and was not due any back wages.  In August 2021, Mr. Ogren was awarded $334,908 in back wages by an Arbitrator.  This amount has been included in accounts payable as of September 30, 2021 and expensed in the statement of operations as other expenses for the year ended December 31, 2021.  Mr. Ogren and the Company have agreed to a settlement whereby the Company would pay $120,000 within 14 days of a written agreement with four monthly payments of $20,000 starting on December 5, 2021 through March 2, 2022. This debt was completely paid off subsequent to December 31, 2021. The balance owing as of December 31, 2021 was $60,000 included in accounts payable.

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc.  The claim derives from an outstanding debt by incurred by Copperhead Digital.  The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid.  The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030.62 plus interest, costs and attorney fees.  The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of December 31, 2021 for this subsidiary payable.

Lawsuits are being threatened by vendors in relation to tower lease payments in accordance with tower lease agreements that were entered into by SpeedConnect.  The claims are currently being investigated and the amount in controversy being claimed is approximately $3,500,000. The Company has approximately $1,200,000 in accounts payable for these threatened claims as of December 31, 2021.  The claims appear to include lease agreements that have been terminated and future payments not yet due, among other issues.  As such, the parties are trying to come up with resolutions for these claims.

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

Customer Contingencies

The Company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of these amounts. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of December 31, 2021 and 2020.

Stock Contingencies

The Company has convertible debt, preferred stock, options and warrants outstanding for which common shares would be required to be issued upon exercise by the holders.  As of December 31, 2021, the following shares would be issued:

2021
Convertible Promissory Notes	429,623,112
Series A Preferred Stock (1)	1,349,817,125
Series B Preferred Stock	2,588,693
Series D Preferred Stock	25,297,722
Stock Options and warrants	111,000,000
1,918,326,652

_____________________

(1) Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of the then outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 1,500,000,000 shares were authorized as of December 31, 2021 and 2,500,000,000 as of April 6, 2022.

Table of Contants

During the fourth quarter of 2020, the related party holders of approximately $4,700,000 of existing financing arrangements agreed to exchange their debt and accrued interest for Series D Preferred Stock through a separate $12 Million Private Placement, conditioned on the Company raising at least $12,000,000 in a separate Form 1-A Offering.

Part of the consideration in the acquisition of Air Fitness was the issuance of 500,000 restricted common shares of the Company vesting and issuable after the common stock reaches at least a $1.00 per share closing price in trading.  To date, this has not occurred but may happen in the future upon which the Company will issue 500,000 common shares to the non-controlling interest owners of Air Fitness.

NOTE 10 – RELATED PARTY ACTIVITY

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $2,294,570 and $1,507,418, respectively, as of December 31, 2021 and 2020 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 9.

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

Debt Financing and Amounts Payable

As of December 31, 2021, there are amounts due to management/shareholders of $49,452 included in notes payable – related party, of which $45,302 is payable from the Company to Stephen J. Thomas III, CEO of the Company.  See note 5.

Revenue Transactions and Accounts Receivable

During the year ended December 31, 2020, Blue Collar provided production services to an entity controlled by the Blue Collar CEO (355 LA, LLC or “355”) for which it recorded revenues of $385,988.  355 was formed in October 2019 by the CEO of Blue Collar for the purpose of production of certain additional footage for a 355 customer.  355 has opportunity to engage with other production relationships outside of using Blue Collar.

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

Table of Contants

NOTE 11 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are comprised of the following:

December 31, 2021

	Gross carrying amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$697,238	(310,359)	$386,879	3-10
Developed Technology	4,595,600	(2,127,599)	2,468,001	9
Film Library	957,000	(249,300)	707,700	11
Trademarks and Tradenames	132,000	(38,339)	93,661	12
Total intangible assets, net	$6,381,838	(2,725,597)	$3,656,241

Goodwill	$104,657	-	$104,657

December 31, 2020

	Gross carrying amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$938,000	(207,771)	$730,229	3-10
Developed Technology	4,595,600	(1,616,975)	2,978,625	9
Film Library	957,000	(177,100)	779,900	11
Trademarks and Tradenames	132,000	(26,731)	105,269	12
Favorable leases	95,000	(50,880)	44,120	3
Other	76,798	-	76,798
Total intangible assets, net	$6,794,398	(2,079,457)	$4,714,941

Goodwill	$768,091	-	$768,091

Amortization expense was $728,192 and $730,940 for year ended December 31, 2021 and 2020, respectively.

There was no impairment considered necessary as of December 31, 2020 for intangibles. There was, however, impairment expense to intangibles of $330,508 for TPT SpeedConnect for the year ended December 31, 2021

In addition, there was impairment expense to Goodwill of $663,434 for Air Fitness and TPT SpeedConnect for the year ended December 31, 2021 and of $853,366 to Goodwill for Blue Collar during the years ended December 31, 2020.

Remaining amortization of the intangible assets is as following for the next five years and beyond:

2022	$662,079
2023	662,079
2024	662,079
2025	662,079
2026	662,079
Thereafter	345,846
$3,656,241

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

Table of Contants

The following table presents summary information by segment for the twelve months ended December 31, 2021 and 2020, respectively:

2021
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$7,579,002	1,545,721	504,595	400,261	$10,029,579
Cost of revenue	$(5,676,202)	(1,005,431)	(792,061)	(328,481)	$(7,802,175)
Net income (loss)	$(1,446,635)	491,513	(1,318,921)	(1,821,464)	$(4,095,507)
Total assets	$6,568,405	1,380,636	198,037	2,530,347	$10,677,425
Depreciation and amortization	$(621,774)	(111,336)	(40,170)	(637,023)	$(1,410,303)
Impairment/gain on debt extinguishment	$391,567	747,137	-	6,338,293	$7,476,997
Derivative gain (expense)	$-	-	-	(3,536,901)	$(3,536,901)
Interest expense	$(1,058,986)	(38,798)	-	(1,539,348)	$(2,637,132)

2020
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$9,958,770	1,051,120	30,484	53,796	$11,094,170
Cost of revenue	$(6,367,474)	(437,936)	(68,884)	(319,199)	$(7,193,493)
Net income (loss)	$983,673	(166,110)	(747,485)	(8,189,346)	$(8,119,268)
Total assets	$7,010,444	370,554	11,850	5,443,840	$12,836,688
Depreciation and amortization	$(531,254)	(111,336)	(3,583)	(1,139,470)	$(1,785,643)
Impairment/gain on debt extinguishment	$-	(853,366)	-	(1,849,630)	$(2,702,996)
Derivative gain (expense)	$-	-	-	1,140,323	$1,140,323
Interest expense	$(242,693)	(36,507)	(800)	(1,251,733)	$(1,531,733)

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the authorized common shares of the Company has been increased to 2,500,000,000.

On January 31, 2022, TPT Global Tech, Inc. and Talos Victory Fund, LLC entered into a convertible promissory note totaling $271,750 and a securities purchase agreement (“Talos Note”). The Talos Note is due twelve months from funding, has an original issue discount of 8% and interest rate at 10% per annum (default, as defined, at 16%). There is an optional conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at $0.0075. The Holder was given registration rights. The Talos Note may be prepaid in whole or in part of the outstanding balances at 100% prior to maturity unless the Holder chooses to convert their balances into common stock which they have three days to do so. 73,372,499 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants, expiring five years from issuance, were issued to exercise up to 9,058,333 warrants to purchase 9,058,333 common shares at $0.015 per share provided, however, that if the Company consummates an uplist offering on or before July 6, 2022 then the exercise price shall be 110% of the offering price at which the uplist offering is made.  Details of the Talos Note and securities purchase agreement can be found in the Form 8-K and exhibits filed on February 8, 2022.

On January 31, 2022, TPT Global Tech, Inc. and Blue Lake Partners, LLC entered into a convertible promissory note totaling $271,750 and a securities purchase agreement (“Blue Lake Note”). The Blue Lake Note is due twelve months from funding, has an original issue discount of 8% and interest rate at 10% per annum (default, as defined, at 16%). There is an optional conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at $0.0075. The Holder was given registration rights. The Blue Lake Note may be prepaid in whole or in part of the outstanding balances at 100% prior to maturity unless the Holder chooses to convert their balances into common stock which they have three days to do so. 73,372,499 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants, expiring five years from issuance, were issued to exercise up to 9,058,333 warrants to purchase 9,058,333 common shares at $0.015 per share provided, however, that if the Company consummates an uplist offering on or before July 6, 2022 then the exercise price shall be 110% of the offering price at which the uplist offering is made. Details of the Blue Lake Note and securities purchase agreement can be found in the Form 8-K and exhibits filed on February 8, 2022.

Table of Contants

On April 1, 2022, the Company entered into a Future Receivable Sale and Purchase Agreement (“Mr Advance Agreement”) with Mr. Advance LLC (”MR.A”). The balance to be purchased and sold is $411,000 for which the Company received $270,715, net of fees. Under the Mr Advance Agreement, the Company is to pay $8,935 per week for 46 weeks at an effective interest rate of approximately 36% annually.

On April 1, 2022, the Company entered into a Future Receipts Sale and Purchase Agreement (“CLOUDFUND Agreement”) with CLOUDFUND LLC (”CLOUDFUND”). The balance to be purchased and sold is $411,000 for which the Company received $272,954, net of fees. Under the CLOUDFUND Agreement, the Company is to pay $8,935 per week for 46 weeks at an effective interest rate of approximately 36% annually.

Subsequent to December 31, 2021, holders of financing arrangements with the Company totaling $10,417,602 agreed to either forgive their balances owing to them by the Company or exchange their financing amounts outstanding as of March 31, 2022 for shares of Series E Preferred Stock of the Company. As such, 1,929,566 shares of Series E Preferred Stock were issued in exchange for $9,647,832 in outstanding financing arrangements and $769,770 was forgiven and will be recognized as a contribution to Mezzanine Equity. These amounts were calculated through March 31, 2022

Subsequent events were reviewed through the date the financial statements were issued.

Table of Contants

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2021, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

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

Management has assessed the effectiveness of its internal controls over financial reporting at the end of the most recent fiscal year and has determined several weaknesses and has determined that its internal controls are not effective due, in part, to lack of full-time financial accounting professionals.

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

Table of Contants

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

Due to insufficient funds during the year ended December 31, 2021, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Table of Contants

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of April 6, 2022.

Name	Age	Position	Term
Stephen J. Thomas, III	58	President, Chief Executive Officer and Chairman of the Board	Annual
Richard Eberhardt	64	Chief Operating Officer and Director	Annual
Arkady Shkolnik	58	Director	Annual
Reginald Thomas	57	Director	Annual
John F. Wharton	64	Director	Annual
Gary Cook	64	Chief Financial Officer	Annual

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

Mr. Thomas attended Northeastern University majoring in Finance and Management (1984 to 1987).

Richard Eberhardt- Executive Vice- President and Director

Mr. Eberhardt was appointed Executive Vice-President and Director of TPT Global Tech, Inc. on October 10, 2014. Mr. Eberhardt resigned as Executive Vice-President on December 15, 2020 and was simultaneously appointed as Chief Operating Officer. Mr. Eberhardt also serves as Chief Executive Officer of Copperhead Digital Holdings, LLC, a wholly-owned subsidiary of TPT Global, Inc. Previously, Mr. Eberhardt served CEO/COO of Pacific Bio Medical, a Durable Medical Equipment provider, located in Phoenix, Arizona (2008-2012). From 2012-2015, Mr. Eberhardt served as Consultant and Sales Director for two telecommunications companies, Fathom Voice and Ipitomy located in Indiana and Florida, respectively. Founding member of a telecommunications firm, WorldxChange, located in San Diego, CA. (1989-2001) With WorldxChange, he researched, designed, and implemented start-up business sales and marketing models resulting in wholesale, commercial, and consumer revenue channels. He opened and operated offices in approximately 23 countries. He created and managed channels with 25K+ agents and $15M in monthly revenue.

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

Table of Contants

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

John (General) F. Wharton -Director

Effective August 31, 2021, the Board of Directors of the Company appointed Major General John F. Wharton (“General Wharton”), former Commanding General of U.S Army Research, Development and Engineering Command who has been leading the Company’s Global Defense Division, as a director of the Company. Concurrently, General Wharton was appointed as Chairman of the Company’s subsidiary, TPT Global Defense Systems, LLC.

Table of Contants

General Wharton has served the Nation for more than three decades and has extensive experience in leadership, technology, acquisition, and logistics. He retired from active military duty on September 30, 2016. He is currently a public and private sector advisor to numerous industries, universities, and governments.  In his last military assignment, he was responsible for 75% ($6.2 billion) of the Army's annual R&D budget and led more than 13,000 scientists, engineers and support personnel.

General Wharton has been providing guidance and expertise for TPT’s Global Defense Division and has already been actively helping the Company across internal industry verticals in his capacity as a member of the Global Tech Advisory Board. His work with the Company’s telecoms, satellite, 5G and radar technologies units as well as his proactive involvement and contacts have resulted in expanded opportunities for domestic and international government contracts across geographies ranging from Europe, the Middle East, India, Africa and the Caribbean posturing TPT for future growth.

General Wharton graduated from the United States Military Academy in West Point, New York in 1981. In addition, his education includes the Quartermaster Basic and Advanced Courses, the Inspector General's Course, the Command and General Staff College. He also holds a Master of Science degree in national security and strategic studies from the Naval War College.

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

Table of Contants

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

ANNUAL MEETING

The annual meeting of stockholders is anticipated in the Fall of 2022 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Florida and on such date as may be fixed from time to time by resolution of our board of directors.

PREVIOUS "BLANK CHECK" OR "SHELL" COMPANY INVOLVEMENT

No members of our management have been involved in previous "blank-check" or "shell" companies.

Table of Contants

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

The following table sets forth the compensation paid to our officers from the years ended December 31, 2021, 2020, 2019, and 2018.

SUMMARY EXECUTIVES COMPENSATION TABLE

In Dollars

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($) (2)
Stephen J. Thomas, III CEO and President	2021	270,000	—	—	—	—	—	—	(1)	270,000	(2)
	2020	262,083	—	—	—	—	—	—	(1)	262,083	(2)
	2019	175,000	—	—	—	—	—	—	(1)	175,000	(2)
	2018	98,790	—	—	—	—	—	—	(1)	98,790	(2)
Richard Eberhardt, COO	2021	170,000	—	—	—	—	—	10,704	(3)	180,704	(2)
	2020	169,250	—	—	—	—	—	—		169,250	(2)
	2019	110,242	—	—	—	—	—	—		110,242	(2)
	2018	21,115	—	—	—	—	—	—		21,115	(2)
Gary Cook, CFO	2021	200,000	—	—	—	—	—	—		200,000	(2)
	2020	219,167	—	—	—	—	—	—		219,167	(2)
	2019	112,150	—	—	—	—	—	—		112,150	(2)
	2018	45,100	—	—	—	—	—	—		45,100	(2)
Stacie Stricker, Secretary and Controller (4)	2021	35,000	—	—	—	—	—	—		35,000	(2)
	2020	135,000	—	—	—	—	—	—		135,000	(2)
	2019	80,750	—	—	—	—	—	—		80,750	(2)
	2018	52,850	—	—	—	—	—	—		52,850	(2)

______________________

(2)

The Company entered into a lease for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The Company has paid approximately $30,000, $30,000 and $30,857 in rent and utility payments for the year ended December 31, 2021, and the years ended December 31, 2020 and 2019, respectively. No portion of the payments on this lease have been included in amounts shown in compensation to Mr. Stephen Thomas and has approximated $30,000 to $40,000 a year in 2015-2018.

(3)

These amounts do not include compensation that has been accrued on the books of the Company in accordance with employment agreements and other previous contract work performed but has not been paid because of the lack of cash flows. Accrued but unpaid compensation as of December 31, 2021 is as follows: Stephen J. Thomas, III - $0; Richard Eberhardt - $161,644; and Gary Cook - $164,696.

(4)	Represents a monthly car allowance paid by the Company.

(5)	Ms. Stricker resigned as an employee of the Company in March 2021.

Table of Contants

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

Name	Position	Annual Compensation
Stephen J. Thomas, III (1)	Chief Executive Officer	$250,000

Richard Eberhardt (2)	Chief Operating Officer	$150,000

Gary Cook (3)	Chief Financial Officer	$200,000

Arkady Shkolnik (4)	Director	$100,000

Reginald Thomas (5)	Director	$40,000

John F. Wharton (6)	Director	$180,000

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

Table of Contants

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

(6) In accordance with an agreement with General Wharton, the Company is to pay General Wharton $8,000 per month for months one and two, $10,000 per months for months three and four and $15,000 per month thereafter starting August 1, 2021 for a term of three years with mutual agreement of additional years.  Either General Wharton or the Company can terminate the agreement upon notice of three months by either party.  In addition, General Wharton is to receive 3,000,000 shares of common stock of the Company vested over two years, fully vested, as defined, for a major contract or funding event that he generates.

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

Table of Contants

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives’ Compensation Table" during the years ended December 31, 2021, 2020, 2019, and 2018:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Stephen J. Thomas, III (1)	2021	—	—	—	—	—	—	—
	2020	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—
Richard Eberhardt (2)	2021	—	—	—	—	—	—	—
	2020	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—
Arkady Shkolnik (3)	2021	—	—	—	—	—	—	—
	2020	100,000	201,979	—	—	—	—	301,979
	2019	100,000	346,250	—	—	—	—	446,250
	2018	37,500	144,271	—	—	—	—	181,771
Reginald Thomas (3)	2021	—	—	—	—	—	—	—
	2020	40,000	35,000	—	—	—	—	75,000
	2019	40,000	60,000	—	—	—	—	100,000
	2018	15,000	25,000	—	—	—	—	40,000
John F. Wharton (4)	2021	30,000	8,875	—	—	—	—	38,875

________

(1)	Mr. Thomas is also an officer and as such he receives the compensation as disclosed in the Executive Compensation Table.
(2)	Mr. Eberhardt is also an officer and as such he receives the compensation as disclosed in the Executive Compensation Table.
(3)

In August 2018, a majority of the outstanding voting shares of the Company voted through a consent resolution to support a consent resolution of the Board of Directors of the Company to add two new directors to the Board. As such, Arkady Shkolnik and Reginald Thomas were added as members of the Board of Directors. The total members of the Board of Directors after this addition is four. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive $25,000 per quarter and 5,000,000 shares of restricted common stock valued at approximately $687,500 vesting quarterly over twenty-four months. The quarterly cash payments of $25,000 will be paid in unrestricted common shares if the Company has not been funded adequately to make such payments. Mr. Thomas is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $119,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded.  Both the 5,000,000 and 1,000,000 shares granted were issued during the year ended December 31, 2020 and are no longer reflected in subscriptions payable as of December 31, 2021 or December 31, 2020.

(4)

General Wharton was appointed a Director effective August 1, 2021. In accordance with an agreement with General Wharton, the Company is to pay General Wharton $8,000 per month for months one and two, $10,000 per months for months three and four and $15,000 per month thereafter starting August 1, 2021 for a term of three years with mutual agreement of additional years.  Either General Wharton or the Company can terminate the agreement upon notice of three months by either party.  In addition, General Wharton is to receive 3,000,000 shares of common stock of the Company vested over two years, fully vested, as defined, for a major contract or funding event that he generates.

Table of Contants

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

As of December 31, 2021, we had no options outstanding to purchase shares of common stock of the Company.

During the year ended December 31, 2021, 110,000,000 warrants were issued to purchase 110,000,000 shares of common stock in conjunction with financing arrangements entered into. See Note 8 of the consolidated financial statements.

Table of Contants

Option/Warrant Grants In The Last Fiscal Year

On October 14, 2017, the Board of Directors and majority stockholders of TPT approved the 2017 TPT Global Tech, Inc. Stock Option and Award Incentive Plan (“the 2017 Plan.”) There are 20,000,000 shares of our common stock reserved under the 2017 Plan.

As of April 6, 2022, the Company has 111,000,000 warrants outstanding that expire in five years or in the year ended December 31, 2026 aside from those issued under the convertible notes of 128,116,666.  As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 3,333,333warrants to purchase 3,333,333 common shares of the Company at 70% of the current market price, of which 1,000,000 warrants remained outstanding.  Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice.

During the year ended December 31, 2021, the Company issued warrants in conjunction with the issuance of the FirstFire Note, the Cavalry Investment Note and the Cavalry Fund I Note agreements.  Warrants to purchase 110,000,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to these note holders.

Outstanding Equity Awards At Fiscal Year End

The following table sets forth certain information concerning outstanding equity awards held by our appointed executive officers for year ended December 31, 2021 (the "Named Executive Officers"):

	Option Awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
Stephen J. Thomas, III, CEO and Chairman (1)	--	--	--	--	--	--	--	--	--

Richard Eberhardt, Executive VP	--	--	--	--	--	--	--	--	--

Gary Cook, CFO	--	--	--	--	--	--	--	--	--

______________________

(1)

Does not contemplate the Series A Preferred Stock held 100% by Stephen J. Thomas, III which guarantees the holder to 60% of the outstanding common stock in shares when converted and 60% of any vote prior to or after conversion. As of December 31, 2021, approximately 1,349,817,125 additional common shares would be issued if Mr. Thomas were to convert his Series A Preferred Stock holdings to common stock. The Company would have to authorize more shares as there are only 2,500,000,000 shares authorized currently.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of April 6, 2022 by:

•	each of our directors and the named executive officers;

•	all of our directors and executive officers as a group; and

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Table of Contants

Beneficial ownership and percentage ownership are determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares of stock.  This information does not necessarily indicate beneficial ownership for any other purpose.

Unless otherwise indicated, such as the case with voting percentages, and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of common stock, except for those jointly owned with that person’s spouse.  Percentage of beneficial ownership before the offering is based on 923,029,038 shares of common stock outstanding as of April 6, 2022.

OFFICERS AND DIRECTORS

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner		Percent of Class Outstanding Common Shares (2)	Number of Common Shares & Warrants if fully exercised	Percent of Class including Warrants (6)	Percent of Class including all classes of voting stock (7)
Common Stock	Stephen J. Thomas, III, Chairman, President, Chief Executive Officer and Director	13,890,573	(3)	1.50%	13,890,573	1.50%	60%

Common Stock	Richard Eberhardt, Director and Executive Vice President	17,000,000		1.84%	17,000,000	1.84%	0.75%

Common Stock	Arkady Shkolnik, Director	5,000,000	(4)	.54%	5,000,000	.54%	.22%

Common Stock	Reginald Thomas, Director	1,165,000	(4)	.13%	1,165,000	.13%	.05%

Common Stock	John F. Wharton, Director	1,000,000	(5)	.08%	1,000,000	.08%	.04%

Common Stock	Gary Cook, Chief Financial Officer	5,006,281		.54%	5,006,281	.54%	.22%

Common shares	All Directors and Executive Officers as a Group (6 persons)	43,061,854		4.64%	42,811,854	4.64%	61.28%

___________________

(1)	The Address for the above individuals and entities is c/o 501 West Broadway, Suite 800, San Diego, CA 92101.
(2)	Based upon 923,029,038 shares issued and outstanding as of April 6, 2022.
(3)

Based upon 923,029,038 shares issued and outstanding as of April 6, 2022. Does not contemplate the Series A Preferred Stock held 100% by Stephen J. Thomas, III which guarantees the holder to 60% of the outstanding common stock in shares when converted and 60% of any vote prior to or after conversion. As of December 31, 2021, approximately 1,349,817,125 additional common shares would be issued if Mr. Thomas were to convert his Series A Preferred Stock holdings to common stock.

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

(5)	Effective August 1, 2021 the Company added another director to the Board, General John F. Wharton who is to receive 3,000,000 shares of common stock of the Company vested over two years.
(6)	Assuming full exercise of any stock options or warrants.
(7)	Calculated using voting shares from all classes of common and preferred voting shares.

Table of Contants

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner		Percent of Class Outstanding Common Shares (2)	Number of Common Shares & Warrants if fully exercised	Percent of Class including Warrants (4)	Percent of Class including all classes of voting stock (5)
Common Stock	Stephen J. Thomas, III, Chairman, President, Chief Executive Officer and Director	13,890,573	(3)	1.50%	13,890,573	1.50%	60%

___________

(1)	The Address for the above individuals and entities is c/o 501 West Broadway, Suite 800, San Diego, CA 92101.
(2)	Based upon 923,029,038 shares issued and outstanding as of April 6, 2022.
(3)

Does not contemplate the Series A Preferred Stock held 100% by Stephen J. Thomas, III which guarantees the holder to 60% of the outstanding common stock in shares when converted and 60% of any vote prior to or after conversion. As of December 31, 2021, approximately 1,349,817,125 additional common shares would be issued if Mr. Thomas were to convert his Series A Preferred Stock holdings to common stock.   The Company would have to authorize more shares as there are only 2,500,000,000 shares authorized currently.

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

BENEFICIAL OWNERSHIP OF EACH CLASS OF VOTING SECURITIES

The following table reflects the beneficial ownership of each class of voting securities as of December 31, 2021.

	Equivalent Voting Shares	Equivalent Voting Percentage	Voting Rights
Series A Preferred Stock	1,349,817,125	60.00%	Shall have the right to vote as if converted prior to any vote at 60%.
Series B Preferred Stock	2,588,693	0.11%	Shall have the right to vote equal to the number of common shares on a one-to-one basis.
Series C Preferred Stock	—	—	Shall have the right to vote equal to the number of common shares on a one-to-one basis.
Series D Preferred Stock	25,297,722	1.10%	Shall have the right to vote on an as-converted basis
Common Stock	923,029,038	38.79%
	2,300,732,578	100.00%

Table of Contants

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

There are amounts outstanding due to related parties of the Company of $1,548,941 and $1,339,352, respectively, as of December 31, 2021 and 2020 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 9.

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

Debt Financing and Amounts Payable

As of December 31, 2021, there are amounts due to management/shareholders of $49,452 included in financing arrangements, of which $45,302 is payable from the Company to Stephen J. Thomas III, CEO of the Company.  See note 5.

Revenue Transactions and Accounts Receivable

During the year ended December 31, 2020, Blue Collar provided production services to an entity controlled by the Blue Collar CEO (355 LA, LLC or “355”) for which it recorded revenues of $385,988.  355 was formed in October 2019 by the CEO of Blue Collar for the purpose of production of certain additional footage for a 355 customer.  355 has opportunity to engage with other production relationships outside of using Blue Collar.

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

Table of Contants

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We incurred approximately $136,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2021. We incurred approximately $147,500 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2020.

During the fiscal years ended December 31, 2021 and 2020, we incurred $18,500 and $21,100, respectively, in other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

Table of Contants

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation of Chatham International, Inc. (9.30.96)	(1)
3.2	Articles of Incorporation of Cornerstone Capital, Inc. (12.30.98)	(1)
3.3	Articles of Amendment of Art, Music & Entertainment, Inc. – name change to Global Assets & Services, Inc. (7.30.01)	(1)
3.4	Articles of Merger – Global Assets & Services. Inc. and SDE 3, Inc. (1.17.02)	(1)
3.5	Articles of Amendment of Global Assets & Services, Inc. – name change to Jointland Development, Inc. (12.27.04)	(1)
3.6	Articles of Amendment of Jointland Development, Inc. – Article IV amendment (4.5.10)	(1)
3.7	Articles of Amendment of Jointland Development, Inc. – name change to Gold Royalty Corp. (10.19.10)	(1)
3.8	Articles of Amendment of Gold Royalty Corp. – new name Reuben Cannon Entertainment, Inc. (8.24.12)	(1)
3.9	Articles of Amendment of Gold Royalty Corp. – new name Ally Pharma US, Inc. (10.31.12)	(1)
3.10	Articles of Amendment of Ally Pharma US, Inc. – new name TPT Global Tech, Inc.	(1)
3.11	Articles of Amendment of TPT Global Tech, Inc. – Preferred Stock Series A & B (2.6.15)	(1)
3.12	Articles of Incorporation of Copperhead Digital Holdings, Inc.	(1)
3.13	Articles of Organization of Trucom, LLC	(1)
3.14	Articles of Organization of CityNet Arizona, LLC	(1)
3.15	Certificate of Amendment of Transactive Intermedia, Inc. – name change to San Diego Media, Inc.	(1)
3.16	Articles of Organization of K Telecom and Wireless, LLC	(1)
3.17	Articles of Incorporation of Blue Collar, Inc.	(1)
3.18	Articles of Organization of Center for Education in TV and Radio LLC	(1)
3.19	Articles of Amendment to Articles of Organization of Center for Education in TV and Radio LLC name change to Hollywood Riviera Studio, LLC	(1)
3.20	Articles of Organization of HRS Mobile, LLC	(1)
3.21	Bylaws of TPT Global Tech, Inc.	(1)
3.22	Articles of Organization of TPT MedTech, LLC	(12)
3.23	Articles of Incorporation of InnovaQor, Inc.	(12)
3.24	Articles of Organization of TPT Federal, LLC	(12)
3.25	Articles of Organization of Quiklab 1 LLC	(13)
3.26	Articles of Organization of QuickLAB 2, LLC	(13)
3.27	Statement of Correction Correcting the Entity Name – QuikLAB 2, LLC	(13)
3.28	Articles of Organization of QuickLAB 3, LLC	(13)
3.29	Statement of Correction Correcting the Entity Name – QuikLAB 3, LLC	(13)
3.30	Articles of Organization of QuickLAB 4, LLC	(13)
3.31	Statement of Correction Correcting the Entity Name – QuikLAB 4, LLC	(13)
4.1	Form of Vesting Warrants	(1)
4.2	Form of Unsecured Convertible Commercial Promissory Note - $250,000	(1)
4.3	Form of Commercial Convertible Promissory Notes	(1)
4.4	2017 TPT Global Tech, Inc. Stock Option And Award Incentive Plan	(1)
4.5	Series A Designation	(1)
4.6	Series B Designation	(1)

Table of Contants

4.7	Promissory Note – HRS	(2)
4.8	Promissory Note – Blue Collar	(2)
4.9	Promissory Note - Blue Collar - Amendment No. 1 (2.9.18)	(3)
4.10	Promissory Note - MatrixSites, Inc. (10.31.17)	(3)
4.11	Series C Designation	(3)
4.12	Series D Designation	(9)
4.13	Series D Designation Amendment	(12)
10.1	Employment Agreement, Stephen J. Thomas, III	(1)
10.2	Employment Agreement, Gary Cook	(1)
10.3	Employment Agreement, Richard Eberhardt	(1)
10.4	Agreement and Plan of Merger – Ally Pharma US, Inc. and TPT Global, Inc. (9.30.14)	(1)
10.5	Purchase Agreement Ally Pharma US, Inc. and K Telecom and Wireless and Global Telecom International LLC (8.1.14)	(1)
10.6	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Copperhead Digital Holdings, Inc. (1.31.15)	(1)
10.7	Lease Agreement between Copperhead Digital Holdings, Inc. and Telecom Finance LLC (9.14.10)	(1)
10.8	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Port 2 Port, Inc. (9.30.15)	(1)
10.9	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and San Diego Media, Inc. (9.30.16)	(1)
10.10	Amendment #1 to Acquisition & Purchase Agreement between TPT Global Tech, Inc. and San Diego Media, Inc. (12.9.16)	(1)
10.11	Asset Acquisition Agreement between TPT Global Tech, Inc. and Interest Holders of the Lion Phone Technology (12.15.16)	(1)
10.12	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and MatrixSites, Inc.	(1)
10.13	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Hollywood Riviera LLC, HRS Mobile LLC (11.1.17)	(1)
10.14	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (11.3.17)	(1)
10.15	HRS Amendment	(2)
10.16	Amendment No. 1 – Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (2.9.18)	(2)
10.17	Amendment No. 2 – Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (3.29.18)	(3)
10.18	Amendment No. 3 - Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (3.29.18)	(3)
10.19	Independent Director Agreement, Arkady Shkolnik	(3)
10.20	Independent Director Agreement, Reginald Thomas	(3)
10.21	Product, Software & Services License Agreement – New Orbit Technologies, Inc. (4.17.17)	(3)
10.22	Rescission, Settlement Agreement and Mutual Release	(3)
10.23	Security & Pledge Agreement - Blue Collar	(4)
10.24	Security & Pledge Agreement - Matrixsites	(4)
10.25	Securities Purchase Agreement with Geneva Roth Remark Holdings	(5)
10.26	Securities Purchase Agreement with Auctus Fund, LLC	(6)
10.27	Convertible Promissory Note with Auctus Fund, LLC	(6)
10.28	Common Stock Purchase Warrant	(6)
10.29	Asset Purchase Agreement between TPT Global Tech, Inc. and SpeedConnect , LLC	(7)
10.30	Agreement for the Purchase and Sale of Future Receipts	(8)
10.31	Acquisition and Purchase Agreement with Bridge Internet, LLC	(10)
10.32	Agreement and Plan of Merger – Rennova Health, Inc.	(11)
10.33	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and The Fitness Container, LLC	(13)
10.34	Security and Pledge Agreement between TPT Global Tech, Inc. and The Fitness Container, LLC	(13)
10.35	Secured Promissory Note between TPT Global Tech, Inc. and The Fitness Container, LLC	(13)
10.36	COVID-19 Parking Lot Testing License Agreement	(14)
10.37	Letter of Intent between Medytox Diagnostics, Inc., EPIC Reference Labs, Inc. and Rennova Health, Inc. and TPT MedTech, LLC dated August 6, 2020	(15)
10.38	Interim Management Agreement	(15)
10.39	Strategic Partnership Agreement	(16)
10.40	Purchase Agreement	(17)
10.41	Settlement Agreement	(17)
10.42	Commercial Promissory Note with Michael A. Littman Ally, Defined Benefit Plan	(17)
10.43	Security and Pledge Agreement to Michael A. Littman, Defined Benefit Plan	(17)
10.44	Amendment and Extension Agreement No. 1 with Michael A. Littman, Atty, Defined Benefit Plan	(18)
10.45	Addendum to Amendment and Extension Agreement No. 1 with Michael A. Littman, Atty, Defined Benefit Plan	(18)
10.46	Release and Termination Agreement	(18)

Table of Contents

21.1	List of Subsidiaries	Filed Herewith

31.1	Section 302 Certification of Principal Executive Officer	Filed Herewith
31.2	Section 302 Certification of Principal Financial/Accounting Officer	Filed Herewith
32.1	Section 906 Certification of Principal Executive Officer	Filed Herewith
32.2	Section 906 Certification of Principal Financial/Accounting Officer	Filed Herewith

99.1	Trucom LLC Complete Patent	(1)
99.2	Patent Assignment – Ellifson to TruCom LLC(2.11.13)	(1)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

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

Table of Contants

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPT GLOBAL TECH, INC.

/s/ Stephen J. Thomas, III	April 14, 2022
Stephen J. Thomas, III
(Chief Executive Officer/Principal Executive Officer)

/s/ Gary L. Cook	April 14, 2022
Gary L. Cook
(Chief Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen J. Thomas, III	April 14, 2022
Stephen J. Thomas, III, President, Chief Executive Officer, and Chairman of the Board

/s/ Gary L. Cook	April 14, 2022
Gary L. Cook, Chief Financial Officer

/s/ Richard Eberhardt	April 14, 2022
Richard Eberhardt, Chief Operating Officer and Director

/s/ Arkady Shkolnik	April 14, 2022
Arkady Shkolnik, Director

/s/ Reginald Thomas	April 14, 2022
Reginald Thomas, Director

/s/ John F. Wharton	April 14, 2022
John F. Wharton, Director

