Form 10-Q
period 2022-03-31
TPT GLOBAL TECH, INC.
filed 2022-05-23
CIK 1661039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, there were 923,029,038 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$79,842	$518,066
Accounts receivable, net	193,222	101,935
Prepaid expenses and other current assets	119,163	122,428
Total current assets	392,227	742,429
NON-CURRENT ASSETS
Property and equipment, net	1,499,771	1,649,022
Operating lease right of use assets	4,292,534	4,259,758
Intangible assets, net	3,492,184	3,656,241
Goodwill	104,657	104,657
Deposits and other assets	65,319	265,318
Total non-current assets	9,454,465	9,934,996

TOTAL ASSETS	$9,846,692	$10,677,425

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,955,398	$9,653,093
Deferred revenue	296,446	462,643
Customer liability	338,725	338,725
Current portion of loans, advances and factoring agreements	1,151,316	1,446,571
Convertible notes payable, net of discounts	1,986,023	1,162,606
Notes payable - related parties, net of discounts	5,086,172	10,542,842
Convertible notes payable – related parties, net of discounts	721,100	902,781
Derivative liabilities	4,233,404	4,042,910
Current portion of operating lease liabilities	4,330,525	3,987,405
Financing lease liabilities	-	284,055
Financing lease liabilities – related party	689,722	682,704
Total current liabilities	26,788,831	33,506,335

NON-CURRENT LIABILITIES
Loans, advances and factoring agreements, net of current portion and discounts	218,425	218,425
Operating lease liabilities, net of current portion	2,717,494	2,976,623
Total non-current liabilities	2,935,919	3,195,048
Total liabilities	29,724,750	36,701,383

Commitments and contingencies	-	-

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

	March 31,	December 31,
	2022	2021
	(Unaudited)

MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	3,117,000	3,117,000
Convertible Preferred Series B – 3,000,000 shares designated, 2,588,693 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,677,473	1,677,473
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Convertible Preferred Series D, 10,000,000 designated – 46,649 and zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	244,592	244,592
Convertible Preferred Series E, 10,000,000 designated – 1,792,430 and zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	11,704,567	-
Total mezzanine equity	16,743,632	5,039,065

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 923,029,038 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	923,029	923,029
Subscriptions payable	10,935	5,610
Additional paid-in capital	12,860,873	12,860,873
Accumulated deficit	(50,494,312)	(44,921,837)
Total TPT Global Tech, Inc. stockholders' deficit	(36,699,475)	(31,132,325)
Non-controlling interests	77,785	69,302
Total stockholders’ deficit	(36,621,690)	(31,063,023)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,846,692	$10,677,425

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2022	2021
REVENUES:
Products	$82,000	$351,166
Services	1,802,163	2,361,184
Total Revenues	1,884,163	2,712,350

COST OF SALES:
Products	27,603	2,500
Services	995,611	2,159,154
Total Costs of Sales	1,023,214	2,161,654
Gross profit	860,949	550,696
EXPENSES:
Sales and marketing	-	4,257
Professional	332,950	410,021
Payroll and related	667,892	660,667
General and administrative	471,613	670,209
Research and development	1,750,000	-
Depreciation	152,281	155,361
Amortization	164,057	184,655
Total expenses	3,538,793	2,085,170
Loss from operations	(2,677,844)	(1,534,474)

OTHER INCOME (EXPENSE)
Derivative gain	257,024	185,275
Loss on debt extinguishment	(1,982,892)
Interest expense	(1,174,345)	(390,879)
Other income	5,582	-
Total other income (expenses)	(2,894,631)	(205,604)

Net loss before income taxes	(5,572,475)	(1,740,078)
Income taxes	-	-

NET LOSS BEFORE NON-CONTROLLING INTERESTS	(5,572,475)	(1,740,078)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	8,483	27,026

NET LOSS ATTRIBUTABLE TO TPT GLOBAL TECH, INC. SHAREHOLDERS	$(5,563,992)	$(1,713,052)

Loss per common share: Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	923,029,038	870,424,730

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2022 and 2021

(Unaudited)

	Common Stock		Subscriptions Payable	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	(Receivable)	Capital	Deficit	Interest	Deficit
Balance as of December 31, 2021	923,029,038	$923,029	$5,610	$12,860,873	$(44,921,837)	$69,302	$(31,063,023)
Common stock issued for services or subscription payable	-	-	5,325	-	-	-	5,325
Net loss	-	-	-	-	(5,572,475)	8,483	(5,563,992)
Balance as of March 31, 2022	923,029,038	$923,029	$10,935	$12,860,873	$(50,494,312)	$77,785	$(36,621,690)

	Common Stock		Subscriptions	Additional Paid-in	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Payable	Capital	Deficit	Interest	Deficit
Balance as of December 31, 2020	865,564,371	$865,565	$125,052	$11,462,940	$(40,902,944)	$(61,142)	$(28,510,529)
Subscription payable for services	-	-	82,793	-	-	-	82,793
Issuance of shares for exchange for debt	7,500,000	7,500	-	339,000	-	-	346,500
TPT Strategic license cancellation	-	-	-	(219,058)	-	219,058	-
Net loss	-	-	-	-	(1,713,052)	(27,026)	(1,740,078)
Balance as of March 31, 2021	873,064,371	$873,065	$207,845	$11,582,882	$(42,615,996)	$130,890	$(29,821,314)

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,563,992)	$(1,740,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	152,281	155,361
Amortization	164,057	184,655
Amortization of debt discounts	985,664	212,053
Note payable issued for research and development	1,550,000	-
Derivative expense	(257,024)	(185,275)
Loss on extinguishment of debt	1,982,892	-
Share-based compensation: Common stock	5,325	82,793
Changes in operating assets and liabilities:
Accounts receivable	(91,287)	(63,808)
Prepaid expenses and other assets	3,265	65,019
Deposits and other assets	207,008	55,039
Accounts payable and accrued expenses	580,459	651,188
Net change in operating lease right of use assets and liabilities	51,215	460,244
Other liabilities	(166,197)	116,280
Net cash used in operating activities	(396,334)	(6,529)

Cash flows from investing activities:
Purchase of equipment	(10,038)	(144,481)
Net cash used in investing activities	(10,038)	(144,481)

Cash flows from financing activities:
Proceeds from sale of Series D Preferred Stock	-	153,744
Proceeds from convertible notes, loans and advances	447,518	1,068,674
Payment on convertible loans, advances and factoring agreements	(457,200)	(903,978)
Payments on convertible notes and amounts payable – related parties	(22,170)	-
Payments on financing lease liabilities	-	(12,060)
Net cash provided by (used in) financing activities	(31,852)	306,380

Net change in cash	(438,224)	155,370
Cash and cash equivalents - beginning of period	518,066	19,309

Cash and cash equivalents - end of period	$79,842	$174,679

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

Supplemental Cash Flow Information:

Cash paid for:

	2022	2021
Interest	$16,386	$29,325
Taxes	$-	$-

Non-Cash Investing and Financing Activities:

	2022	2021
Debt discount on factoring agreement	$543,500	$-
Series E Preferred Stock issued in exchange for debt and payables	$11,704,567	$-
Common Stock issued in exchange for payable and note	$-	424,397
TPT Strategic, Inc. merger – Non-controlling interest in intercompany liabilities rescinded	$-	$(219,058)

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The following acquisitions have resulted in entities which have been consolidated into TPTG since the reverse merger in 2014.

Name	Herein referred to as	Acquisition or Incorporation Date	Ownership
TPT Global Tech, Inc.	Company or TPTG	1988	100%
K Telcom and Wireless LLC	K Telecom	2014	100%
Global Telecom International LLC	Global Telecom	2014	100%
Copperhead Digital Holdings, Inc.	Copperhead Digital or CDH	2015	100%
TruCom, LLC	TruCom	2015	100%
Nevada Utilities, Inc.	Nevada Utilities	2015	100%
CityNet Arizona, LLC	CityNet	2015	100%
San Diego Media Inc.	SDM	2016	100%
Blue Collar Production, Inc.	Blue Collar	2018	100%
TPT SpeedConnect, LLC	TPT SpeedConnect	2019	100%
TPT Federal, LLC	TPT Federal	2020	100%
TPT MedTech, LLC	TPT MedTech	2020	100%
InnovaQor, Inc./TPT Strategic, Inc.	InnovaQor and TPT Strategic	2020	94%
QuikLab 1 LLC	Quiklab 1	2020	80%
QuikLAB 2, LLC	QuikLAB 2	2020	80%
QuikLAB 3, LLC	QuikLAB 3	2020	100%
The Fitness Container, LLC	Air Fitness	2020	75%
TPT Global Tech Asia Limited	TPT Asia	2020	78%
TPT MedTech UK LTD	TPT MedTech UK	2020	100%
TPT Global Defense Systems, Inc.	TPT Global Defense	2021	100%
TPT Innovations Technology, Inc.	TPT Innovations	2021	100%
TPT Global Caribbean Inc.	TPT Caribbean	2021	100%
TPT Media and Entertainment, LLC	TPT Media and Entertainment	2021	100%
VuMe Live, LLC	VuMe Live	2021	100%
Digithrive, LLC	Digithrive	2021	100%

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2021. The condensed consolidated balance sheet as of March 31, 2022, has been derived from the consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Our condensed consolidated financial statements include the accounts of those entities outlined in Nature of Operations giving consideration to the non-controlling interests where appropriate. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts presented in previously issued financial statements have been reclassified in these financial statements. During 2021, revenue from products of $348,676 was recorded as revenue from services in the statement of operations and has been reclassified to revenue from products to be consistent with the current period presentation.

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of operations for the three months ended March 31, 2022 and 2021. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the three months ended March 31, 2022 and 2021 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
TPT SpeedConnect	$1,541,466	$2,090,406
Blue Collar	98,580	200,040
TPT MedTech	90,315	26,974
Other (1)	71,802	43,764
Total Services Revenues	$1,802,163	$2,361,184
TPT MedTech	-	348,676
Air Fitness	82,000	-
K Telecom	-	2,490
Total Product Revenues	$82,000	$351,166
Total Revenue	$1,884,163	$2,712,350

____________

(1)	Includes international sales for the three months ended March 31, 2022 of $67,889 related to TPT Asia.

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 10 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue for TPT SpeedConnect as of March 31, 2022 and December 31, 2021 are $296,446 and $421,643, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

TPT MedTech also offers various products. One is to build and sell its mobile testing facilities called QuikLABs designed for mobile testing. This is used by TPT MedTech for its own testing services. Another is to build customized mobile gyms for exercising. This is sold to third parties. Another is medical equipment, one of which is a sanitizing unit called SANIQuik which is used as a safe and flexible way to sanitize providing an additional routine to hand washing and facial coverings. The SANIQuik has not yet been approved for sale in the United States but has in some parts of the European community. Revenues from these products are recognized when a product is delivered, the sales transaction considered closed and accepted by a customer. When deposits are received for which a product has not been delivered, it is recognized as deferred revenue. Deferred revenue as of March 31, 2022 and December 31, 2021 was $0 and $41,000, respectively. There are no financing terms or variable transaction prices for either of these products.

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue as of March 31, 2022 and December 31, 2021. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and using the if-converted method for preferred stock and convertible notes. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2022, the Company had shares that were potentially common stock equivalents as follows:

Convertible Promissory Notes	591,746,109
Series A Preferred Stock (1)	1,349,817,129
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	34,401,917
Series E Preferred Stock (3)	1,322,588,496
Stock Options and Warrants	129,116,666
3,430,259,005

12

 ___________

(1)

Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 2,500,000,000 shares are currently authorized.

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

(3)

Holders of the Series E Preferred Stock may decide after 12 months to convert to common stock @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00. There is also an automatic conversion of the Series E Preferred Stock without consent of holders upon any national exchange listing approval and the registration effectiveness of common stock underlying the conversion rights. The automatic conversion to common from Series E Preferred shall be @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00.

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at March 31, 2022 consisted of cash equivalents, accounts receivable, accounts payable and debt. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of March 31, 2022 are the following:

Derivative Instrument	Fair Value
Convertible Promissory Notes	$3,297,029
Fair value of Warrants issued with the derivative instruments	936,375
$4,233,404

Recently Issued Financial Accounting Standards

Management has reviewed recently issued accounting pronouncements and have determined there are not any that would have a material impact on the condensed consolidated financial statements.

NOTE 2 – ACQUISITIONS

TPT Strategic Merger with Education System Management

On June 22, 2021, TPT Strategic and the Company signed a merger agreement with Education Systems Management, LLC (“EDSM”) to create a merged public entity. TPT Strategic will become a non controlling interest to TPTW after the merger and after fund raising efforts at an estimated 28%. Both TPT Strategic and the Company will enter into a software development agreement for the development of a standalone backend and front-end telemedicine technology platform which is not to exceed $3.5M in cost. It is also the intent that current TPT shareholders will receive TPT Strategic stock of 2.5M common shares as a dividend after the merger is complete and appropriate shares are registered with the SEC under a registration rights agreement. Closing was expected on or before August 1, 2021, or as agreed by all parties. The parties have verbally agreed to close as soon as possible once due diligence is completed and are working towards this.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

We incurred $5,572,475 and $1,740,078, respectively, in losses, and we used $396,334 and $6,529, respectively, in cash for operations for the three months ended March 31, 2022 and 2021. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, research and development, derivative expense or gain, gain on extinguishment of debt and share-based compensation which totaled to a net $4,583,195 for 2022 and $450,336 for 2021.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. For the three months ended March 31, 2022, we had a net increase in our assets and liabilities of $584,463 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations. For the three months ended March 31, 2021 we had a net increase to our assets and liabilities of $739,018 for similar reasons.

Cash flows from financing activities were ($31,852) and $306,380 for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, these cash flows were generated from proceeds from convertible notes, loans and advances of $447,518 offset by payment on convertible loans, advances and factoring agreements of $457,200 and payments on amounts payable – related parties of $22,170. For the three months ended March 31, 2021, cash flows from financing activities primarily came from proceeds from the sale of Series D Preferred Stock of $153,744, convertible notes, loans and advances of $1,068,674 offset by payments on convertible loans, advances and factoring agreements of $903,978.

Cash flows used in investing activities were $10,038 and $144,481, respectively, for the three months ended March 31, 2022 and 2021 primarily related to the acquisition of property and equipment.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of March 31, 2022 and December 31, 2021 are as follows:

	2022	2021
Property and equipment:
Telecommunications fiber and equipment	$2,696,943	$2,686,905
Medical equipment	209,499	209,499
Office furniture and equipment	77,859	77,859
Total property and equipment	2,984,301	2,974,263
Accumulated depreciation	(1,484,530)	(1,325,241)
Property and equipment, net	$1,499,771	$1,649,022

Depreciation expense was $152,281 and $155,361 for the three months ended March 31, 2022 and 2021, respectively.

Approximately $200,000 of property and equipment, included herein, were financed through a financing lease which has been exchanged with Series E Preferred Stock. See Note 7.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of March 31, 2022 and December 31, 2021 are as follows:

	2022	2021
Loans and advances (1)	$940,942	$941,242
Convertible notes payable (2)	1,986,023	1,162,606
Factoring agreements (3)	428,799	723,754
Debt – third party	$3,355,764	$2,827,602

Line of credit, related party secured by assets (4)	$3,043,390	$3,043,390
Debt– other related party, net of discounts (5)	2,015,500	7,450,000
Convertible debt – related party (6)	721,100	902,781
Shareholder debt (7)	27,282	49,452
Debt – related party	$5,807,272	$11,445,623

Total financing arrangements	$9,163,036	$14,273,225

Less current portion:
Loans, advances and factoring agreements – third party	$(1,151,316)	$(1,446,571)
Convertible notes payable third party	(1,986,023)	(1,162,606)
Debt – related party, net of discount	(5,086,172)	(10,542,842)
Convertible notes payable– related party	(721,100)	(902,781)
	(8,944,611)	(14,054,800)
Total long term debt	$218,425	$218,425

__________

(1) The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month LIBOR plus 2%, 2.15% as of March 31, 2022, and is secured by assets of the Company, was due August 31, 2020, as amended, and included 8,000 stock options as part of the terms which options expired December 31, 2019 (see Note 7).

$360,000 is a bank loan dated May 28, 2019 which bears interest at Prime plus 6%, 9.25% as of March 31, 2022 and, as amended, is interest only through May 1 2022 at which time the monthly payment of principal and interest of $15,000 is required until the due date of May 1, 2024. The bank loan is collateralized by assets of the Company.

On June 4, 2019, the Company consummated a Securities Purchase Agreement with Odyssey Capital Funding, LLC. (“Odyssey”) for the purchase of a $525,000 Convertible Promissory Note (“Odyssey Convertible Promissory Note”). The Odyssey Convertible Promissory Note was due June 3, 2020, paid interest at the rate of 12% (24% default) per annum and gave the holder the right from time to time, and at any time during the period beginning six months from the issuance date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price was 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Odyssey Convertible Promissory Note could be prepaid in full at 125% to 145% up to 180 days from origination. Through June 3, 2020, Odyssey converted $49,150 of principal and $4,116 of accrued interest into 52,961,921 shares of common stock of the Company. On June 8, 2020, Odyssey agreed to convert the remaining principal and accrued interest balance on the Odyssey Convertible Promissory Note of $475,850 and $135,000, respectively, to a term loan payable in six months in the form of a balloon payment, earlier if the Company has a funding event, bearing simple interest on the unpaid balance of 0% for the first three months and then 10% per annum thereafter. The loan was in default as of March 31, 2022. Subsequent to March 31, 2022 Odyssey accepted to exchange all of its outstanding principal and interest as of March 31, 2022 of $685,682 into 137,136 of TPT Series E Preferred Shares.

The remaining balances generally bear interest at approximately 10%, have maturity dates that are due on demand or are past due, are unsecured and are classified as current in the balance sheets.

(2) During 2017, the Company issued convertible promissory notes in the amount of $67,000 (comprised of $62,000 from two related parties and $5,000 from a former officer of CDH), all which were due May 1, 2020 and bear 6% annual interest (12% default interest rate). The convertible promissory notes are convertible, as amended, at $0.25 per share. These convertible promissory notes were not repaid May 1, 2020 and are delinquent. The Company is working to renegotiate these promissory notes.

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

Pursuant to claims by Auctus that the Company had not complied with terms of the Auctus Convertible Promissory Note, the Company and Auctus entered into a settlement agreement dated October 13, 2021 where by the Company paid $763,231.97 and allowed Auctus to exercise its right to exercise 15,000,000 warrants to purchase 15,000,000 shares of common stock. As such, the balance owning to Auctus as of March 31, 2022 and December 31, 2021 is zero. The Company recognized a gain on debt extinguishment of $7,068,339 when this Auctus Convertible Promissory Note was paid off in large part because of the related derivative liability on the books at the time of the settlement. See Note 8.

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

On October 6, 2021, TPT Global Tech, Inc. and FirstFire Global Opportunities Fund, LLC. entered into a convertible promissory note totaling $1,087,000 and a securities purchase agreement (“FirstFire Note”). The FirstFire Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock. There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.025 per share, adjusted to $.0075 during the three months ended March 31, 2022. The Holder was given registration rights. The FirstFire Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 225,000,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 55,000,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder. Details of the FirstFire Note and securities purchase agreement can be found in the Form 8-K and exhibits filed on October 19, 2021.

On October 13, 2021, TPT Global Tech, Inc. and Cavalry Investment Fund LP entered into a convertible promissory note totaling $271,250 and a securities purchase agreement (“Cavalry Investment Note”). The Cavalry Investment Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock. There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.025 per share, adjusted to $.0075 during the three months ended March 31, 2022. The Holder was given registration rights. The Cavalry Investment Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 56,250,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 13,750,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder. Details of the Cavalry Investment Note and securities purchase agreement can be found in the Form 8-K and exhibits filed on October 19, 2021.

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

On January 31, 2022, TPT Global Tech, Inc. and Talos Victory Fund, LLC entered into a convertible promissory note totaling $271,750 and a securities purchase agreement (“Talos Note”). The Talos Note is due twelve months from funding, has an original issue discount of 8% and interest rate at 10% per annum (default, as defined, at 16%). There is an optional conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at $0.0075. The Holder was given registration rights. The Talos Note may be prepaid in whole or in part of the outstanding balances at 100% prior to maturity unless the Holder chose to convert their balances into common stock which they have three days to do so. 73,372,499 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants, expiring five years from issuance, were issued to exercise up to 9,058,333 warrants to purchase 9,058,333 common shares at $0.015, provided, however, that if the Company consummates an Uplist Offering on or before July 6, 2022 then the exercise price shall be 110% of the offering price at which the Uplist Offering is made. Details of the Talos Note and securities purchase agreement can be found in the Form 8-K and exhibits filed on February 8, 2022. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On January 31, 2022, TPT Global Tech, Inc. and Blue Lake Partners, LLC entered into a convertible promissory note totaling $271,750 and a securities purchase agreement (“Blue Lake Note”). The Blue Lake Note is due twelve months from funding, has an original issue discount of 8% and interest rate at 10% per annum (default, as defined, at 16%). There is an optional conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at $0.0075. The Holder was given registration rights. The Blue Lake Note may be prepaid in whole or in part of the outstanding balances at 100% prior to maturity unless the Holder chose to convert their balances into common stock which they have three days to do so. 73,372,499 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants, expiring five years from issuance, were issued to exercise up to 9,058,333 warrants to purchase 9,058,333 common shares at $0.015, provided, however, that if the Company consummates an Uplist Offering on or before July 6, 2022 then the exercise price shall equal 110% of the offering price at which the Uplist Offering is made. Details of the Blue Lake Note and securities purchase agreement can be found in the Form 8-K and exhibits filed on February 8, 2022. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

Both the Talos Note and the Blue Lake Notes have been accounted for as derivative liabilities. The Company recorded an initial derivative expense of $21,781 for each of the two notes. In addition, the Company recorded an initial derivative expense of $235,158 for the warrants.

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

(3) $101,244 of the Factoring Agreements is with full recourse, due February 29, 2020, as amended, was established in June 2016 with a company that is controlled by a shareholder and is personally guaranteed by an officer of the Company. This Factoring Agreement is such that the Company pays a discount of 2% per each 30-day period for each advance received against accounts receivable or future billings. The Company was advanced funds from this Factoring Agreement for which $101,244 and $101,244 in principal remained unpaid as of March 31, 2022 and December 31, 2021, respectively.

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

$4,000,000 represents a promissory note included as part of the consideration of VuMe, formerly ViewMe Live technology acquired in 2017, later agreed to as being due and payable in full, with no interest with $2,000,000 from debt proceeds and the remainder from proceeds from a second Company public offering.

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

Both the $4,000,000 and $1,000,000 promissory notes related to the VuMe technology and Media Live One Platform were exchanged through a Software Acquisition Agreement dated as of March 25, 2022 for shares of the Company’s Series E Preferred Stock. See Note 7. In this same agreement, the Company agreed to pay Mr. and Mrs. Caudle $1,750,000 for additional developed software that will be used with the VuMe technology which was expensed as research and development during the three months ended March 31, 2022. $200,000 had been paid and was accounted for as a deposit as of December 31, 2021 and the remainder was setup as a note payable as of March 31, 2022. $550,000 to be paid from first proceeds raised by the Company and $1,000,000 as agreed by the Company and Mr. and Mrs. Caudle.

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

The $1,600,000 promissory note for the acquisition of Blue Collar and $384,500 of the $500,000 Note Payable for the acquisition of 75% of Air Fitness were exchanged for shares of Series E Preferred Stock as of March 31, 2022. See Note 7.

(6) During 2016, the Company acquired SDM which consideration included a convertible promissory note for $250,000 due February 29, 2019, as amended, does not bear interest, unless delinquent in which the interest is 12% per annum, and is convertible into common stock at $1.00 per share. The SDM balance was $181,981 as of December 31, 2021. As of March 1, 20222, this convertible promissory was exchanged with the Company’s Series E Preferred Stock. See Note 7.

During 2018, the Company issued convertible promissory notes in the amount of $537,200 to related parties and $10,000 to a non-related party which bear interest at 6% (11% default interest rate), are due 30 months from issuance and are convertible into Series C Preferred Stock at $1.00 per share. $19,400 of these notes were repaid prior to December 31, 2021.

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

The derivative liability as of March 31, 2022, in the amount of $4,233,404 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2022.

Debt Derivative Liabilities
Balance, December 31, 2020	$5,265,139
Change in derivative liabilities from new notes payable and warrants	1,902,897
Change in derivative liabilities from payoff of notes payable	(6,662,027)
Change in fair value of derivative liabilities at end of period – derivative expense	3,536,901
Balance, December 31, 2021	$4,042,910
Change in derivative liabilities from new notes payable and warrants	447,518
Change in fair value of derivative liabilities at end of period – derivative expense	(257,024)
Balance, March 31, 2022	$4,233,404

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

As of March 31, 2022, the Company marked to market the fair value of the debt derivatives and determined a fair value of $4,233,404 ($3,297,029 from the convertible notes and $936,375 from warrants) in Note 5 (2) above. The Company recorded a gain from change in fair value of debt derivatives of $257,024 for the three months ended March 31, 2022. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 129.1% to 289.4%, (3) weighted average risk-free interest rate of 0.52% to 2.42% (4) expected life of 0.25 to 4.83 years, and (5) the quoted market price of $0.027 to $0.027 for the Company’s common stock.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of March 31, 2022, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.

All Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Series A Convertible Preferred Stock

The Company designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock. In February 2015, the Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock to Stephen Thomas, Chairman, CEO and President of the Company, valued at $3,117,000 for compensation expense. These shares are outstanding as of March 31, 2022.

The Series A Preferred Stock has a par value of $0.001, is redeemable at the Company’s option at $100 per share, is senior to any other class or series of outstanding Preferred Stock or Common Stock and does not bear dividends. The Series A Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and amended, of an amount equal to amounts payable owing, including contingency amounts where Holders of the Series A have personally guaranteed obligations of the Company. Holders of the Series A Preferred Stock shall, collectively have the right to convert all of their Series A Preferred Stock when conversion is elected into that number of shares of Common Stock of the Company, determined by the following formula: 60% of the issued and outstanding Common Shares as computed immediately after the transaction for conversion. For further clarification, the 60% of the issued and outstanding common shares includes what the holders of the Series A Preferred Stock may already hold in common shares at the time of conversion. The Series A Preferred Stock, collectively, shall have the right to vote as if converted prior to the vote to a number of shares equal to 60% of the outstanding Common Stock of the Company.

The Series A Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Series B Convertible Preferred Stock

In February 2015, the Company designated 3,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock.

The Series B Preferred Stock was designated in February 2015, has a par value of $0.001, is not redeemable, is senior to any other class or series of outstanding Preferred Stock, except the Series A Preferred Stock, or Common Stock and does not bear dividends. The Series B Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and currently the Series A Preferred Stock, and of an amount equal to $2.00 per share. Holders of the Series B Preferred Stock have a right to convert all or any part of the Series B Preferred Shares and will receive and equal number of common shares at the conversion price of $2.00 per share. The Series B Preferred Stockholders have a right to vote on any matter with holders of Common Stock and shall have a number of votes equal to that number of Common Shares on a one-to- one basis.

Series C Convertible Preferred Stock

In May 2018, the Company designated 3,000,000 shares of Preferred Stock as Series C Convertible Preferred Stock.

The Series C Preferred Stock has a par value of $0.001, is not redeemable, is senior to any other class or series of outstanding Preferred Stock, except the Series A and Series B Preferred Stock, or Common Stock and does not bear dividends. The Series C Preferred Stock has a liquidation preference immediately after any Senior Securities, as defined and currently the Series A and B Preferred Stock, and of an amount equal to $2.00 per share. Holders of the Series C Preferred Stock have a right to convert all or any part of the Series C Preferred Shares and will receive an equal number of common shares at the conversion price of $0.15 per share. The Series C Preferred Stockholders have a right to vote on any matter with holders of Common Stock and shall have a number of votes equal to that number of Common Shares on a one-to-one basis.

There are no shares of Series C Convertible Preferred Stock outstanding as of March 31, 2022. There are approximately $659,100 in convertible notes payable convertible into Series C Convertible Preferred Stock which compromise some of the common stock equivalents calculated in Note 1.

Series D Convertible Preferred Stock

On July 6, 2020, September 15, 2021 and March 31, 2022, the Company amended its Series D Designation from January 14, 2020. These Amendments changed the number of shares to 10,000,000 shares of the authorized 100,000,000 shares of the Company's $0.001 par value preferred stock as the Series D Convertible Preferred Stock ("the Series D Preferred Shares.")

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

As of March 31, 2022, there are 46,649 Series D Preferred shares outstanding.

Series E Convertible Preferred Stock

On March 20, 2022, the Company amended its Series E Designation from November 10, 2021. As amended, the Company designated 10,000,000 shares of the authorized 100,000,000 shares of the Company's $0.001 par value preferred stock as the Series E Convertible Preferred Stock ("the Series E Preferred Shares").

Series E Preferred shares have the following features: (i) 6% Cumulative Annual Dividends payable on the purchase value in cash or common stock of the Company at the discretion of the Board and payment is also at the discretion of the Board, which may decide to cumulate to future years; (ii) Any time after 12 months from issuance an option to convert to common stock at the election of the holder @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00. ; (iii) Automatic conversion of the Series E Preferred Stock shall occur without consent of holders upon any national exchange listing approval and the registration effectiveness of common stock underlying the conversion rights. The automatic conversion to common from Series E Preferred shall be @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00, which shall be post-reverse split as may be necessary for any Exchange listing (iv) Registration Rights – the Company has granted Piggyback Registration Rights for common stock underlying conversion rights in the event it files any other Registration Statement (other than an S-1 that the Company may file for certain conversion common shares for the convertible note financing that was arranged and funded in 2019). Further, the Company will file, and pursue to effectiveness, a Registration Statement or offering statement for common stock underlying the Automatic Conversion event triggered by an exchange listing. (v) Liquidation Rights - $5.00 per share plus any accrued unpaid dividends – subordinate to Series A, B, C and D Preferred Stock receiving full liquidation under the terms of such series. The Company has redemption rights for the first year following the Issuance Date to redeem all or part of the principal amount of the Series E Preferred Stock at between 115% and 140%.

As of March 31, 2022, there are 1,792,430 Series E Preferred shares outstanding as a result of exchanges of accounts payable, financing arrangements and lease agreements. The Series E Preferred shares were given a fair value by a third party valuation of $6.53 per share for which they were recorded as of March 31, 2022. The difference between the valuation at $6.53 per share or $11,704,567 and the amount of accounts payable, financing arrangements and lease agreement balances of $9,721,675 or $1,982,892 was recorded as a loss on debt extinguishment for the three months ended March 31, 2022.

Common Stock

As of March 31, 2022, we had authorized 2,500,000,000 shares of Common Stock, of which 923,029,038 common shares are issued and outstanding.

Common Stock Issued for Expenses and Liabilities

During the year ended December 31, 2020, he Company issued 7,500,000 shares of stock to Mr. Littman in accordance with its December 28 and 29, 2020 agreements as described in Note 5. These shares were included in a Form S-1 filed by the Company on January 15, 2021. During the year ended December 31, 2021, it was determined in accordance with an underlying agreement, that there was a deficiency of approximately $185,000 from net sales proceeds from sales of the shares and as such, this amount is accounted for in accounts payable as of March 31, 2022.

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

Subscription Payable

As of March 31, 2022, the Company has recorded $10,935 in stock subscription payable, which equates to the fair value on the date of commitment, of the Company’s commitment to issue the following common shares:

Unissued shares for TPT consulting agreements	1,000,000
Shares receivable under terminated acquisition agreement	(3,096,181)
Net commitment	(2,096,181)

During the year ended December 31, 2021, the Company agreed to a consulting agreement with one of its newest directors, John Wharton, which Agreement was for the issuance of 3,000,000 shares of common stock to vest over two years starting July 30, 2021. These shares were valued at $42,600 and are being expenses at $1,775 per month. As of March 31, 2022, 1,000,000 common shares have vested and $14,200 expensed.

Effective November 1, 2017, the Company entered into an agreement to acquire Holly wood Rivera, LLC and HRS Mobile LLC (“HRS”). In March 2018, the HRS acquisition was rescinded and 3,096,181 shares of common stock which were issued as consideration are being returned by the recipients. As such, as of March 31, 2022 the shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

Warrants Issued with Convertible Promissory Notes

As of March 31, 2022, there were 129,116,666 warrants outstanding that expire in five years or in the years ended December 31, 2024 -2027. As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 1,000,000 warrants to purchase 1,000,000 common shares of the Company at 70% of the current market price. Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice. However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

During the year ended December 31, 2021, the Company issued warrants in conjunction with the issuance of the FirstFire Note, the Cavalry Investment Note and the Cavalry Fund I Note agreements. Warrants to purchase 110,000,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to these note holders.

On January 31, 2022, TPT Global Tech, Inc. issued warrants in conjunction with the issuance of Talos and Blue Lake Note Agreements. Warrants to purchase 18,116,666 shares of common stock at $0.015 per share provided, however, that if the Company consummates an uplist offering on or before July 6, 2022 then the exercise price shall be 110% of the offering price at which the uplist offering is made.

The warrants issued under these convertible promissory notes were considered derivative liabilities valued at $936,375 of the total $4,233,404 derivative liabilities as of March 31, 2022. See Note 5.

Common Stock Reservations

The Company has reserved internally 1,000,000 shares of Common Stock of the Company for the purpose of raising funds to be used to pay off debt described in Note 5.

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employee and consultants as consideration for services rendered and that will be rendered to the Company.

Non-Controlling Interests

QuikLAB Mobile Laboratories

In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC. QuikLAB 4, LLC was subsequently dissolved. It was the intent to use these entities as vehicles into which third parties would invest and participate in owning QuikLAB Mobile Laboratories. As of March 31, 2022, Quiklab 1 LLC, QuikLAB 2, LLC and QuikLAB 3, LLC have received an investment of $470,000, of which Stephen Thomas and Rick Eberhardt, CEO and COO of the Company, have invested $100,000 in QuikLAB 2, LLC. During the year ended December 31, 2021, one investor entered into an agreement at their request, to have their investment returned. $10,000 of this investment was returned with the remaining $60,000 being reclassified to an accounts payable in the balance sheet as of March 31, 2022.

The third party investors and Mr. Thomas and Mr. Eberhart, will benefit from owning 20% of QuikLAB Mobile Laboratories specific to their investments. The Company owns the other 80% ownership in the QuickLAB Mobile Laboratories. The net loss attributed to the non-controlling interests from the QuikLAB Mobile Laboratories included in the statement of operations for the three months ended March 31, 2022 and 2021 is $4,220 and $21,382, respectively.

Other Non-Controlling Interests

InnovaQor, Air Fitness and TPT Asia are other non-controlling interests in which the Company owns 94%, 75% and 78%, respectively. There is very little activity in any of these entities. The net loss attributed to these non-controlling interests included in the statement of operations for the three months ended March 31, 2022 and 2021 is $4,263 and $5,644, respectively.

InnovaQor did a reverse merger with Southern Plains of which there ended up being a non-controlling interest ownership of 6% as of December 31, 2020. As a result, $219,058 in the non-controlling interest in liabilities of a license agreement valued at $3,500,000 was reflected in the consolidated balance sheet as of December 31, 2020, which was reversed in the year ended December 31, 2021 when the license agreement was cancelled between all parties.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2022	2021
Related parties (1)	$313,258	$2,294,570
General operating	5,164,636	4,788,291
Accrued interest on debt (2)	1,467,810	1,546,889
Credit card balances	164,669	169,035
Accrued payroll and other expenses	211,668	211,668
Taxes and fees payable	633,357	642,640
Total	$7,955,398	$9,653,093

_______________

(1)

Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end. Some of the prior period amounts have been exchanged as of March 31, 2022 for Series E Preferred Stock. See Note 7.

(2)	Portion relating to related parties is $695,880 and $924,612 for March 31, 2022 and December 31, 2021, respectively

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

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our estimated incremental borrowing rate as the discount rate. Our weighted average discount rate is 10.0% and the weighted average lease term of 4.87 years.

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

As of March 31, 2022 and December 31, 2021, operating lease right-of-use assets and liabilities arising from operating leases were $4,292,534 and $4,259,758, respectively. During the three months ended March 31, 2022, cash paid for amounts included for the measurement of lease liabilities was $162,620 and the Company recorded lease expense in the amount of $160,748 in cost of sales.

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

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of March 31, 2022.

2022	$4,281,719
2023	1,425,762
2024	1,138,867
2025	699,280
2026	192,464
Thereafter	74,392
Total operating lease liabilities	7,812,485
Amount representing interest	(764,466)
Total net present value	$7,048,019

Office lease used by CEO

The Company entered into a lease of 12 months or less for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The company has paid $7,500 and $7,500 in rent and utility payments for this space for the three months ended March 31, 2022 and 2021, respectively.

Financing lease obligations

Future minimum lease payments are as follows:

2022	$689,722
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total financing lease liabilities	689,722
Amount representing interest	—
Total future payments (1)(2)	$689,722

 ____________________

(1)	Included is a Telecom Equipment Lease is with an entity owned and controlled by shareholders of the Company and was due August 31, 2020, as amended.

Other Commitments and Contingencies

Employment Agreements

The Company had employment agreements with certain employees of SDM, K Telecom and Air Fitness. The agreements are such that SDM, K Telecom and Air Fitness, on a standalone basis in each case, must provide sufficient cash flow to financially support the financial obligations within the employment agreements. The employment agreements for SDM and Aire Fitness were terminated with the exchange of debt for Series E Preferred Stock. See Note 7.

On May 6, 2020, the Company entered into an agreement to employ Ms. Bing Caudle as Vice President of Product Development of the Media One Live platform for an annual salary of $250,000 for five years, including customary employee benefits. The payment was guaranteed for five years whether or not Ms. Caudle is dismissed with cause. This employment agreement was effectively modified with the Software Acquisition Agreement described in Note 5 such that the Company is required to make payroll payments of $250,000 per year for five years to Ms. Caudle and payroll payments totaling $150,000 over three years to her daughter.

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

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019. More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months. EMA has claimed in excess of $7,614,967 in relief. The Company has filed a motion in response for which EMA has filed a motion to dismiss. The Company does not believe at this time that any negative outcome would result in more than the $816,097 it has recorded on its balance sheet as of March 31, 2022.

A lawsuit was filed in Michigan by the one of the former owners of SpeedConnect, LLC, John Ogren. Mr. Ogren claimed he was owed back wages related to the acquisition agreement wherein the Company acquired the assets of SpeedConnect, LLC and kept him on through a consulting agreement. The Company’s position was that he ultimately resigned in writing and was not due any back wages. In August 2021, Mr. Ogren was awarded $334,908 in back wages by an Arbitrator. This amount has been included in accounts payable as of September 30, 2021 and expensed in the statement of operations as other expenses for the year ended December 31, 2021. Mr. Ogren and the Company have agreed to a settlement whereby the Company would pay $120,000 within 14 days of a written agreement with four monthly payments of $20,000 starting on December 5, 2021 through March 2, 2022. This debt was completely paid off as of March 31, 2022.

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc. The claim derives from an outstanding debt by incurred by Copperhead Digital. The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid. The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030.62 plus interest, costs and attorney fees. The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of March 31, 2022 for this subsidiary payable.

Lawsuits are being threatened by vendors in relation to tower lease payments in accordance with tower lease agreements that were entered into by SpeedConnect. The claims are currently being investigated and the amount in controversy being claimed is approximately 3,500,000. The Company has approximately $1,350,000 in accounts payable for these threatened claims as of March 31, 2022. The claims appear to include lease agreements that have been terminated and future payments not yet due, among other issues. As such, the parties are trying to come up with resolutions for these claims.

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

Customer Contingencies

The Company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of these amounts. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of March 31, 2022 and December 31, 2021.

Stock Contingencies

The Company has convertible debt, preferred stock, options and warrants outstanding for which common shares would be required to be issued upon exercise by the holders. As of March 31, 2022, the following shares would be issued:

Convertible Promissory Notes	591,746,109
Series A Preferred Stock (1)	1,349,817,129
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	34,401,917
Series E Preferred Stock (3)	1,322,588,496
Stock Options and Warrants	129,116,666
3,430,259,005

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

(3)

Holders of the Series E Preferred Stock may decide after 18 months to convert to common stock @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00. There is also an automatic conversion of the Series E Preferred Stock without consent of holders upon any national exchange listing approval and the registration effectiveness of common stock underlying the conversion rights. The automatic conversion to common from Series E Preferred shall be @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00.

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

NOTE 9 – RELATED PARTY ACTIVITY

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $313,258 and $2,294,570, respectively, as of March 31, 2022, and December 31, 2021 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 8.

Leases

See Note 8 for office lease used by CEO.

Note Payable and Commitments

On March 25, 2022, the Company entered into a Software Development agreement with Mr. and Mrs. Caudle for which a new note payable was created and employment agreements for Mrs. Caudle and her daughter were modified. See Notes 5 and 8.

Debt Financing and Amounts Payable

As of March 31, 2022, there are amounts due to management/shareholders included in financing arrangements, of which $23,132 is payable from the Company to Stephen J. Thomas III, CEO of the Company. See note 5.

Other Agreements

On April 17, 2018, the CEO of the Company, Stephen Thomas, signed an agreement with New Orbit Technologies, S.A.P.I. de C.V., a Mexican corporation, (“New Orbit”), majority owned and controlled by Stephen Thomas, related to a license agreement for the distribution of TPT licensed products, software and services related to Lion Phone and VuMe within Mexico and Latin America (“License Agreement”). The License Agreement provides for New Orbit to receive a fully paid-up, royalty-free, non-transferable license for perpetuity with termination only under situations such as bankruptcy, insolvency or material breach by either party and provides for New Orbit to pay the Company fees equal to 50% of net income generated from the applicable activities. The transaction was approved by the Company’s Board of Directors in June 2018. There has been no activity on this agreement.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are comprised of the following:

March 31, 2022

	Gross carrying amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$697,238	(325,808)	$371,430	3-10
Developed Technology	4,595,600	(2,255,255)	2,340,345	9
Film Library	957,000	(267,350)	689,650	11
Trademarks and Tradenames	132,000	(41,241)	90,759	12
Total intangible assets, net	$6,381,838	(2,889,654)	$3,492,184

Goodwill	$104,657	—	$104,657

 December 31, 2021

	Gross carrying amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$697,238	(310,359)	$386,879	3-10
Developed Technology	4,595,600	(2,127,599)	2,468,001	9
Film Library	957,000	(249,300)	707,700	11
Trademarks and Tradenames	132,000	(38,339)	93,661	12
Total intangible assets, net	$6,381,838	(2,725,597)	$3,656,241

Goodwill	$104,657	—	$104,657

Amortization expense was $164,057 and $184,655 for the three months ended March 31, 2022 and 2021, respectively.

Remaining amortization of the intangible assets is as following for the next five years and beyond:

2022	$498,022
2023	662,079
2024	662,079
2025	662,079
2026	662,079
Thereafter	345,846
$3,492,184

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

The following tables present summary information by segment for the three months ended March 31, 2022 and 2021 respectively:

2022
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$1,541,466	98,580	90,315	153,802	$1,884,163
Cost of revenue	$(762,323)	(147,245)	—	(113,646)	$(1,023,214)
Net income (loss)	$170,635	(223,362)	(17,688)	(5,502,060)	$(5,572,475)
Total assets	$5,822,525	270,050	145,132	3,608,985	$9,846,692
Depreciation and amortization	$(135,218)	(1,705)	(14,931)	(164,484)	$(316,338)
Derivative gain	$—	—	—	257,024	$257,024
Interest expense	$(144,540)	(2,477)	—	(1,027,328)	$(1,174,345)

2021
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$2,090,406	200,040	375,650	46,254	$2,712,350
Cost of revenue	$(1,618,132)	(123,265)	(381,975)	(38,282)	$(2,161,654)
Net income (loss)	$(244,462)	(103,414)	(440,438)	(951,764)	$(1,740,078)
Total assets	$7,583,025	398,819	462,184	4,614,382	$13,058,410
Depreciation and amortization	$(148,547)	(27,834)	—	(163,635)	$(340,016)
Derivative gain	$—	—	—	185,275	$185,275
Interest expense	$(190,469)	(8,272)	—	(192,138)	$(390,879)

NOTE 12 – SUBSEQUENT EVENTS

On April 1, 2022, the Company entered into a Future Receivable Sale and Purchase Agreement (“Mr. Advance Agreement”) with Mr. Advance LLC (”Mr. Advance”). The balance to be purchased and sold is $411,000 for which the Company received $270,715, net of fees. Under the Mr. Advance Agreement, the Company is to pay $8,935 per week for 46 weeks at an effective interest rate of approximately 36% annually.

On April 1, 2022, the Company entered into a Future Receipts Sale and Purchase Agreement (“CLOUDFUND Agreement”) with CLOUDFUND LLC (”CLOUDFUND”). The balance to be purchased and sold is $411,000 for which the Company received $272,954, net of fees. Under the CLOUDFUND Agreement, the Company is to pay $8,935 per week for 46 weeks at an effective interest rate of approximately 36% annually.

On April 27, 2022, the Company entered into a Future Receivables Sale and Purchase Agreement (“Fox Capital Agreement”) with Fox Capital Group, Inc. (”Fox Capital”). The balance to be purchased and sold is $138,000 for which the Company received $90,000, net of fees. Under the Fox Capital Agreement, the Company is to pay $4,313 per week for 32 weeks at an effective interest rate of approximately 36% annually.

Subsequent to March 31, 2022, holders of financing arrangements with the Company totaling $1,255,387 agreed to exchange their financing amounts outstanding for shares of Series E Preferred Stock of the Company. As such, 251,077 shares of Series E Preferred Stock were issued in exchange for $1,255,387 in outstanding financing arrangements.

On May 10, 2022, as part of a “Smart City” concept and to utilize its telecommunications expertise, the Company entered into Real Estate Sales Agreements to acquire approximately 135 acres of land in Tuskegee, with the Gray Family Limited Partnership and Lakeside Ranch, Inc. comprised of one approximate 45 acre parcel along Tuskegee Lake and the second an approximate 85 acre parcel along route 80 heading to Auburn, Alabama. Per the agreements, TPT Global Tech will be paying approximately $1,700,000 for the properties, of which it paid a combined $10,000 in down payments. The Company has until November 11, 2022 to close the transactions including paying the remainder of the purchase price which it intends to fund from current fundraising efforts. Closing of the transactions are subject to obtaining financing, all surveys and finalizing master plans for the kick-off the Company’s “Smart City” project.

Subsequent events were reviewed through the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2022, we had an accumulated deficit totaling $50,494,312. This raises substantial doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

During the three months ended March 31, 2022, we recognized total revenues of $1,884,163 compared to the prior period of $2,712,350. The decrease is largely attributable to the decrease in internet customers from attrition and the discontinuance of unprofitable operating locations. Decreases in Blue Collar and MedTech revenue also occurred compared to the prior year offset by a slight increase in Air Fitness and TPT Asia revenue. Most of these changes relate to timing of products and services being delivered.

Gross profit for the three months ended March 31, 2022 was $860,949 compared to $550,696 for the prior period. The increase is largely attributable to the change in internet customers. Although revenues for TPT SpeedConnect have been decreasing as described above, part of the decrease has been with unprofitable operating locations which has helped the gross profit margin. Gross profit percentage increased to 46% from 20%.

During the three months ended March 31, 2022, we recognized $3,538,793 in operating expenses compared to $2,085,170 for the prior period. The increase was in large part attributable to the research and development expense of $1,750,000 in the current period ended March 31, 2022 from the acquisition of a software developed by a third party.

Derivative gains of $257,024 and $185,275 results from the accounting for derivative financial instruments during the three months ended March 31, 2022 and 2021, respectively.

The loss on debt extinguishment of $1,982,892 for the current period ended March 31, 2022 results from the exchange of accounts payable, financing arrangements and lease agreement balances as of March 31, 2022 for Series E Preferred Stock.

Interest expense increased for the three months ended March 31, 2022 compared to the prior period by $783,466. The increase comes largely from the amortization of debt discounts on some of the Company’s derivative securities.

During the three months ended March 31, 2022, we recognized a net loss of $5,572,475 compared to $1,740,078 for the prior period. The difference was the loss on extinguishment of accounts payable, financing arrangements and lease agreement balances, the increase in interest expense from amortization of debt discounts and a decrease in revenue from interest customers and other reasons outlined above.

LIQUIDITY AND CAPITAL RESOURCES

We incurred $5,572,475 and $1,740,078, respectively, in losses, and we used $396,334 and $6,529, respectively, in cash for operations for the three months ended March 31, 2022 and 2021. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, research and development, derivative expense or gain, gain on extinguishment of debt and share-based compensation which totaled to a net $4,583,195 for 2022 and $450,336 for 2021.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. For the three months ended March 31, 2022, we had a net increase in our assets and liabilities of $584,463 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations. For the three months ended March 31, 2021 we had a net increase to our assets and liabilities of $739,018 for similar reasons.

Cash flows from financing activities were ($31,852) and $306,380 for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, these cash flows were generated from proceeds from convertible notes, loans and advances of $447,518 offset by payment on convertible loans, advances and factoring agreements of $457,200 and payments on amounts payable – related parties of $22,170. For the three months ended March 31, 2021, cash flows from financing activities primarily came from proceeds from the sale of Series D Preferred Stock of $153,744, convertible notes, loans and advances of $1,068,674 offset by payments on convertible loans, advances and factoring agreements of $903,978.

Cash flows used in investing activities were $10,038 and $144,481, respectively, for the three months ended March 31, 2022 and 2021 primarily related to the acquisition of property and equipment.

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

•	How are the changes impacting or reasonably likely to impact your financial condition and short- and long-term liquidity?

•	The changes had impaired our Blue Collar operations significantly in the prior years but which operations seem to be rebounding.

•	How is your overall liquidity position and outlook evolving?

•	We have raised limited funds to help our liquidity position but hope our outlook is bright primarily through financing opportunities.

•	To the extent COVID-19 is adversely impacting your revenues, consider whether such impacts are material to your sources and uses of funds, as well as the materiality of any assumptions you make about the magnitude and duration of COVID-19’s impact on your revenues. Are any decreases in cash flow from operations having a material impact on your liquidity position and outlook?

•	COVID-19 reduced our historical revenues in the past. The bans on events and gatherings were very material to our Blue Collar operations.

•	Have you accessed revolving lines of credit or raised capital in the public or private markets to address your liquidity needs?

•	We have raised some funds through financing opportunities described herein.

•	Have COVID-19 related impacts affected your ability to access your traditional funding sources on the same or reasonably similar terms as were available to you in recent periods?

•	No.

•	Have you provided additional collateral, guarantees, or equity to obtain funding?

•	No.

•	Have there been material changes in your cost of capital?

•	No.

•	How has a change, or a potential change, to your credit rating impacted your ability to access funding?

•	No.

•	Do your financing arrangements contain terms that limit your ability to obtain additional funding? If so, is the uncertainty of additional funding reasonably likely to result in your liquidity decreasing in a way that would result in you being unable to maintain current operations?

•	No.

•	Are you at material risk of not meeting covenants in your credit and other agreements?

•	No.

•	If you include metrics, such as cash burn rate or daily cash use, in your disclosures, are you providing a clear definition of the metric and explaining how management uses the metric in managing or monitoring liquidity?

•	Not Applicable.

•	Are there estimates or assumptions underlying such metrics the disclosure of which is necessary for the metric not to be misleading?

•	No.

•	Have you reduced your capital expenditures and if so, how?

•	No.

•	Have you reduced or suspended share repurchase programs or dividend payments?

•	No.

•	Have you ceased any material business operations or disposed of a material asset or line of business?

•	No.

•	Have you materially reduced or increased your human capital resource expenditures?

•	Yes, we previously reduced staff for Blue Collar and are using more contractors for current work.

•	Are any of these measures temporary in nature, and if so, how long do you expect to maintain them?

•	These measures were temporary and are starting to be changed.

•	What factors will you consider in deciding to extend or curtail these measures?

•	We are opening up and allow operations as much as possible.

•	What is the short- and long-term impact of these reductions on your ability to generate revenues and meet existing and future financial obligations?

•	There is no impact of these reductions upon our ability to generate revenues or meet financial obligations.

•	Are you able to timely service your debt and other obligations?

•	Yes, for most debt instruments.

•	Have you taken advantage of available payment deferrals, forbearance periods, or other concessions? What are those concessions and how long will they last?

•	Yes.

•	Do you foresee any liquidity challenges once those accommodations end?

•	Possibly, if creditors demand all deferrals at once rather than payment over time as indicated.

•	Have you altered terms with your customers, such as extended payment terms or refund periods, and if so, how have those actions materially affected your financial condition or liquidity?

•	We have not altered terms with customers.

•	Did you provide concessions or modify terms of arrangements as a landlord or lender that will have a material impact?

•	No.

•	Have you modified other contractual arrangements in response to COVID-19 in such a way that the revised terms may materially impact your financial condition, liquidity, and capital resources?

•	Possibly, if creditors demand all deferrals at once rather than payment over time as indicated.

•	Are you relying on supplier finance programs, otherwise referred to as supply chain financing, structured trade payables, reverse factoring, or vendor financing, to manage your cash flow?

•	Yes.

•	Have these arrangements had a material impact on your balance sheet, statement of cash flows, or short- and long-term liquidity and if so, how?

•	No.

•	What are the material terms of the arrangements?

•	Most vendors situations now provide up to 30 days terms; but a good portion has now returned to normal payment terms.

•	Did you or any of your subsidiaries provide guarantees related to these programs?

•	No.

•	Do you face a material risk if a party to the arrangement terminates it?

•	No.

•	What amounts payable at the end of the period relate to these arrangements, and what portion of these amounts has an intermediary already settled for you?

•	There have been no settlements. Most related to up to 30 days with telecommunications vendors and payments are being included in planned cash flows.

•	Have you assessed the impact material events that occurred after the end of the reporting period, but before the financial statements were issued, have had or are reasonably likely to have on your liquidity and capital resources and considered whether disclosure of subsequent events in the financial statements and known trends or uncertainties in MD&A is required?

•	There are no material events occurring after the end of the reporting period but before financial statements were issued which would have any affect on liquidity or capital resources and there are no new trends or uncertainties needed to be disclosed.

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

•	How does a loan impact your financial condition, liquidity and capital resources?

•	We have no government loans, except PPP loans that have been forgiven.

•	What are the material terms and conditions of any assistance you received, and do you anticipate being able to comply with them?

•	PPP loans only and they have been forgiven.

•	Do those terms and conditions limit your ability to seek other sources of financing or affect your cost of capital?

•	No.

•	Do you reasonably expect restrictions, such as maintaining certain employment levels, to have a material impact on your revenues or income from continuing operations or to cause a material change in the relationship between costs and revenues?

•	No.

•	Once any such restrictions lapse, do you expect to change your operations in a material way?

•	No.

•	Are you taking advantage of any recent tax relief, and if so, how does that relief impact your short- and long-term liquidity?

•	We are using payroll tax deferrals allowed by the tax relief programs.

•	Do you expect a material tax refund for prior periods?

•	No.

•	Does the assistance involve new material accounting estimates or judgments that should be disclosed or materially change a prior critical accounting estimate?

•	No.

•	What accounting estimates were made, such as the probability a loan will be forgiven, and what uncertainties are involved in applying the related accounting guidance?

•	We have recognized forgiveness of all PPP loans.

A Company’s Ability to Continue as a Going Concern

The SEC has advised that Management should consider whether conditions and events, taken as a whole, raise substantial doubt about the company’s ability to meet its obligations as they become due within one year after the issuance of the financial statements. There is substantial doubt about a company’s ability to continue as a going concern due to continuation of the COVID-19 pandemic and we make the following disclosure:

•	Are there conditions and events that give rise to the substantial doubt about the company’s ability to continue as a going concern?

•	Yes. There was concern about our ability to continue as a going concern prior to COVID 19, however the continuation of COVID-19 restrictions may hamper Blue Collar from operating and generating revenues at full capacity.

•	For example, have you defaulted on outstanding obligations?

•	Yes, but not because of COVID-19.

•	Have you faced labor challenges or a work stoppage?

•	No.

•	What are your plans to address these challenges?

•	At the point of allowing full operations for Blue Collar and film production companies to fully operate.

•	Have you implemented any portion of those plans?

•	No, it’s a matter of allowing Blue Collar to fully operate and trying to raise money and fund operational plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019. More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months. EMA has claimed in excess of $7,614,967 in relief. The Company has filed a motion in response for which EMA has filed a motion to dismiss. The Company does not believe at this time that any negative outcome would result in more than the $816,097 it has recorded on its balance sheet as of March 31, 2022.

A lawsuit was filed in Michigan by the one of the former owners of SpeedConnect, LLC, John Ogren. Mr. Ogren claimed he was owed back wages related to the acquisition agreement wherein the Company acquired the assets of SpeedConnect, LLC and kept him on through a consulting agreement. The Company’s position was that he ultimately resigned in writing and was not due any back wages. In August 2021, Mr. Ogren was awarded $334,908 in back wages by an Arbitrator. This amount has been included in accounts payable as of September 30, 2021 and expensed in the statement of operations as other expenses for the year ended December 31, 2021. Mr. Ogren and the Company have agreed to a settlement whereby the Company would pay $120,000 within 14 days of a written agreement with four monthly payments of $20,000 starting on December 5, 2021 through March 2, 2022. This debt was completely paid off as of March 31, 2022.

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc. The claim derives from an outstanding debt by incurred by Copperhead Digital. The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid. The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030.62 plus interest, costs and attorney fees. The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of March 31, 2022 for this subsidiary payable.

Lawsuits are being threatened by vendors in relation to tower lease payments in accordance with tower lease agreements that were entered into by SpeedConnect. The claims are currently being investigated and the amount in controversy being claimed is approximately $3,500,000. The Company has approximately $1,350,000 in accounts payable for these threatened claims as of March 31, 2022. The claims appear to include lease agreements that have been terminated and future payments not yet due, among other issues. As such, the parties are trying to come up with resolutions for these claims.

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

ITEM 1A. RISK FACTORS

No Material Changes in Risk Factors since the disclosure contained in the Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default under its derivative financial instruments and received notice of such from EMA for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. It was the intent of the Company to pay back all derivative securities prior to the due dates but that has not occurred in case of EMA. As such, the Company is currently in negotiations with EMA relative to extending due dates and changing terms on the Note. The Company has been named in a lawsuit by EMA for failing to comply with a Securities Purchase Agreement entered into in June 2019.

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

TPT GLOBAL TECH, INC.
(Registrant)

Dated: May 23, 2022	By:	/s/ Stephen J. Thomas, III
Stephen J. Thomas, III
(Chief Executive Officer, Principal Executive Officer)

Dated: May 23, 2022	By:	/s/ Gary L. Cook
Gary L. Cook
(Chief Financial Officer, Principal Accounting Officer)

