Form 10-Q
period 2022-09-30
TPT GLOBAL TECH, INC.
filed 2022-12-14
CIK 1661039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

 ______________________________________

(Former Address and phone of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
-	-	-

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

As of December 9, 2022, there were 1,119,173,261 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$63,399	$518,066
Accounts receivable, net	295,908	101,935
Prepaid expenses and other current assets	204,310	122,428
Total current assets	563,617	742,429
NON-CURRENT ASSETS
Property and equipment, net	1,091,527	1,649,022
Operating lease right of use assets	3,544,160	4,259,758
Intangible assets, net	3,164,070	3,656,241
Goodwill	104,657	104,657
Deposits and other assets	79,120	265,318
Total non-current assets	7,983,534	9,934,996

TOTAL ASSETS	$8,547,151	$10,677,425

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$8,683,309	$9,653,093
Deferred revenue	85,070	462,643
Customer liability	338,725	338,725
Current portion of loans, advances and factoring agreements	744,300	1,446,571
Convertible notes payable, net of discounts	3,467,582	1,162,606
Notes payable - related parties, net of discounts	4,768,047	10,542,842
Convertible notes payable – related parties, net of discounts	553,100	902,781
Derivative liabilities	4,078,343	4,042,910
Current portion of operating lease liabilities	6,283,655	3,987,405
Financing lease liabilities	—	284,055
Financing lease liabilities – related party	703,758	682,704
Total current liabilities	29,705,889	33,506,335

NON-CURRENT LIABILITIES
Loans, advances and factoring agreements, net of current portion and discounts	144,000	218,425
Operating lease liabilities, net of current portion	2,183,219	2,976,623
Total non-current liabilities	2,327,219	3,195,048
Total liabilities	32,033,108	36,701,383

Commitments and contingencies	—	—

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

	September 30,	December 31,
	2022	2021
	(Unaudited)

MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	42,983,742	3,117,000
Convertible Preferred Series B – 3,000,000 shares designated, 2,588,693 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,677,473	1,677,473
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Convertible Preferred Series D, 10,000,000 designated – 46,649 and zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	244,592	244,592
Convertible Preferred Series E, 10,000,000 designated – 2,043,507 and zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	13,344,101	—
Total mezzanine equity	58,249,908	5,039,065

Stockholders' DEFICIT
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 1,028,178,638 and 923,029,038 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,028,179	923,029
Subscriptions payable	21,585	5,610
Additional paid-in capital	13,286,592	12,860,873
Accumulated deficit	(96,134,890)	(44,921,837)
Total TPT Global Tech, Inc. stockholders' deficit	(81,798,534)	(31,132,325)
Non-controlling interests	62,669	69,302
Total stockholders’ deficit	(81,735,865)	(31,063,023)

Total liabilities and stockholders' DEFICIT	$8,547,151	$10,677,425

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2021	2022
Revenues:
Products	$—	$176,230	$82,000	$590,619
Services	2,052,817	2,343,196	6,063,465	7,220,337
Total Revenues	2,052,817	2,519,426	6,145,465	7,810,956

COST OF SALES:
Products	—	—	27,882	10,640
Services	1,691,539	1,935,790	4,466,047	6,276,445
Total Costs of Sales	1,691,539	1,935,790	4,493,929	6,287,085
Gross profit	361,278	583,636	1,651,536	1,523,871
EXPENSES:
Sales and marketing	—	1,186	—	14,431
Professional	249,989	462,732	894,615	1,209,851
Payroll and related	572,574	574,119	1,823,527	1,962,434
General and administrative	489,663	454,401	1,358,560	1,749,985
Research and development	—	36,485	1,750,000	36,485
Depreciation	150,454	160,641	448,943	480,344
Amortization	164,057	184,655	492,171	553,965
Total expenses	1,626,737	1,874,219	6,767,816	6,007,495
Loss from operations	(1,265,459)	(1,290,583)	(5,116,280)	(4,483,624)

OTHER INCOME (EXPENSE)
Derivative gain (loss)	102,903	(3,472,930)	491,301	(3,098,381)
Loss on debt extinguishment	397,008	722,200	(1,970,030)	722,200
Interest expense	(426,265)	(676,983)	(4,705,548)	(1,477,105)
Other income (expense)	(53,206)	—	(52,387)	(334,908)
Total other income (expenses)	20,440	(3,427,713)	(6,236,664)	(4,188,194)

Net loss before income taxes	(1,245,019)	(4,718,296)	(11,352,944)	(8,671,818)
Income taxes	—	—	—	—

NET LOSS BEFORE NON-CONTROLLING INTERESTS	(1,245,019)	(4,718,296)	(11,352,944)	(8,671,818)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(16,156)	(1,940)	(6,633)	(71,214)

DEEMED DIVIDEND RELATED TO MODIFICATION OF SERIES A PREFERREED STOCK	(39,866,742)	-	(39,866,742)	-

NET LOSS ATTRIBUTABLE TO TPT GLOBAL TECH, INC. SHAREHOLDERS	$(41,095,605)	$(4,716,356)	$(51,213,053)	$(8,600,604)

Loss per common share: Basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	950,225,974	890,779,038	932,094,683	879,778,872

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

	Common Stock
	Shares	Amount	Subscriptions Payable (Receivable)	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of June 30, 2022	923,029,038	$923,029	$16,260	$12,860,873	$(55,039,285)	$78,825	$(41,160,298)
Common stock issued for services or subscription payable	—	—	5,325	—	—	—	5,325
Debt conversion to common stock	105,149,600	105,150	—	425,719	—	—	530,869
Modification of Series A Preferred Stock					(39,866,742)		(39,866,742)
Net loss	—	—	—	—	(1,228,863)	(16,156)	(1,245,019)
Balance as of September 30, 2022	1,028,178,638	$1,028,179	$21,585	$13,286,592	$(96,134,890)	$62,669	$(81,735,865)

	Common Stock
	Shares	Amount	Subscriptions Payable (Receivable)	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of December 31, 2021	923,029,038	$923,029	$5,610	$12,860,873	$(44,921,837)	$69,302	$(31,063,023)
Common stock issued for services or subscription payable	—	—	15,975	—	—	—	15,975
Debt conversion to common stock	105,149,600	105,150	—	425,719	—	—	530,869
Modification of Series A Preferred Stock					(39,866,742)		(39,866,742)
Net loss	—	—	—	—	(11,346,311)	(6,633)	(11,352,944)
Balance as of September 30, 2022	1,028,178,638	$1,028,179	$21,585	$13,286,592	$(96,134,890)	$62,669	$(81,735,865)

	Common Stock
	Shares	Amount	Subscriptions Payable (Receivable)	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of June 30, 2021	879,029,038	$8,790,305	$(3,265)	$11,919,070	$(44,787,194)	$88,642	$(31,903,717)
Common stock issued for services or subscription payable	—	—	7,100	—	—	—	7,100
Issuance of shares for cash	29,000,000	28,999	—	581,503	—	—	610,502
Net loss	—	—	—	—	(4,716,356)	(1,940)	(4,718,296)
Balance as of September 30, 2021	908,029,038	$908,029	$3,835	$12,500,573	$(49,503,549)	$86,702	$(36,004,410)

	Common Stock
	Shares	Amount	Subscriptions Payable (Receivable)	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of December 31, 2020	865,564,371	$865,565	$125,052	$11,462,940	$(40,902,944)	$(61,142)	$(28,510,529)
Common stock issued for services or subscription payable	5,964,667	5,965	(121,217)	336,203	—	—	220,936
Issuance of shares in exchange for debt	7,500,000	7,500	—	339,000	—	—	346,500
Issuance of shares for cash	29,000,000	28,999	—	581,503	—	—	610,502
TPT Strategic license cancellation	—	—	—	(219,058)	—	219,058	—
Net loss	—	—	—	—	(8,600,605)	(71,214)	(8,671,819)
Balance as of September 30, 2021	908,029,038	$908,029	$3,835	$12,500,573	$(49,503,549)	$86,702	$(36,004,410)

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,352,944)	$(8,671,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	448,943	480,344
Amortization	492,171	553,965
Amortization of debt discounts	3,593,957	829,094
Loss on conversion of notes payable		—
Note payable issued for research and development	1,550,000	—
Derivative gain	(491,301)	3,098,381)
Loss on extinguishment of debt	1,970,030	(722,200)
Loss on disposition of property and equipment	124,849	—
Share-based compensation: Common stock	15,975	220,936
Changes in operating assets and liabilities:		—
Accounts receivable	(193,973)	55,152
Prepaid expenses and other assets	(81,881)	133,336
Deposits and other assets	186,198	(60,302)
Accounts payable and accrued expenses	1,633,792	2,137,537
Net change in operating lease right of use assets and liabilities	2,218,444	1,638,578
Other liabilities	(377,573)	(14,001)
Net cash used in operating activities	(263,313)	(320,999)

Cash flows from investing activities:
Purchase of equipment	(16,297)	(219,298)
Net cash used in investing activities	(16,297)	(219,298)

Cash flows from financing activities:
Proceeds from sale of Common Stock		610,502
Proceeds from sale of Series D Preferred Stock	—	233,244
Proceeds from convertible notes, loans and advances	1,256,187	1,961,685
Payment on convertible loans, advances and factoring agreements	(1,391,580)	(2,024,497)
Proceeds on convertible notes and amounts payable – related parties	—	15,544
Payments on convertible notes and amounts payable – related parties	(39,664)	(5,827)

Payments on financing lease liabilities and other	—	(17,264)
Net cash provided by (used in) financing activities	(175,057)	773,387

Net change in cash	(454,667)	233,090
Cash and cash equivalents - beginning of period	518,066	19,309

Cash and cash equivalents - end of period	$63,399	$252,399

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

Supplemental Cash Flow Information:

Cash paid for:

	2022	2021
Interest	$8,384	$34,420
Taxes	$—	$—

Non-Cash Investing and Financing Activities:

	2022	2021
Debt discount on factoring agreement	$1,070,591	$811,788
Series E Preferred Stock issued in exchange for debt and payables	$13,344,101	$—
Common Stock issued in exchange for payable and note	$530,869	457,211
Deemed dividend related to modification of Series A Preferred Stock	$39,866,742	-
TPT Strategic, Inc. merger – Non-controlling interest in intercompany liabilities rescinded	$—	$(219,058)
Issuance of common stock for subscription payable	$—	$210,744

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2021. The condensed consolidated balance sheet as of September 30, 2022, has been derived from the consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Our condensed consolidated financial statements include the accounts of those entities outlined in Nature of Operations giving consideration to the non-controlling interests where appropriate. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts presented in previously issued financial statements have been reclassified in these financial statements. For the three and nine months ended September 30, 2021, $176,230 and $579,989, respectively, was recorded as revenue from services in the statement of operations and has been reclassified to revenue from products to be consistent with the current period presentation.

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of operations for the nine months ended September 30, 2022 and 2021. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the nine months ended September 30, 2022 and 2021 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
TPT SpeedConnect	$4,403,345	$5,867,005
Blue Collar	1,386,970	1,241,060
TPT MedTech	89,755	131,291
Other (1)	183,395	7,032
Total Services Revenues	$6,063,465	$7,220,337
TPT MedTech	—	348,676
Air Fitness	82,000	205,263
K Telecom	—	10,630
Total Product Revenues	$82,000	$590,619
Total Revenue	$6,145,465	$7,810,956

(1)     Includes international sales for the nine months ended September 30, 2022 of $172,781 related to TPT Asia.

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 10 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue for TPT SpeedConnect as of September 30, 2022 and December 31, 2021 are $85,070 and $421,643, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

TPT MedTech also offers various products. One is to build and sell its mobile testing facilities called QuikLABs designed for mobile testing. This is used by TPT MedTech for its own testing services. Another is to build customized mobile gyms for exercising. This is sold to third parties. Another is medical equipment, one of which is a sanitizing unit called SANIQuik which is used as a safe and flexible way to sanitize providing an additional routine to hand washing and facial coverings. The SANIQuik has not yet been approved for sale in the United States but has in some parts of the European community. Revenues from these products are recognized when a product is delivered, the sales transaction considered closed and accepted by a customer. When deposits are received for which a product has not been delivered, it is recognized as deferred revenue. Deferred revenue as of September 30, 2022 and December 31, 2021 was $0 and $41,000, respectively. There are no financing terms or variable transaction prices for either of these products.

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue as of September 30, 2022 and December 31, 2021. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and using the if-converted method for preferred stock and convertible notes. It also gives effect to any deemed dividends such as during the period for Series A Preferred Stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2022, the Company had shares that were potentially common stock equivalents as follows:

Convertible Promissory Notes	5,323,753,920
Series A Preferred Stock (1)	14,370,105,951
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	71,989,198
Series E Preferred Stock (3)	3,153,560,185
Stock Options and Warrants	129,116,666
23,051,114,612

_______________

(1) As of September 30, 2022, by amendment, holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed upon date of conversion to 60% of the common shares computed to include all projected conversions of all convertible debt and any other classes of Preferred Stock as if the conversions had taken place at the stated conversion price per share (i.e. for the avoidance of doubt – “fully diluted” as if such conversion had occurred prior to the Series A conversion.) The Company would have to authorize additional shares for this to occur as only 2,500,000,000 shares are currently authorized.

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

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at September 30, 2022 consisted of cash equivalents, accounts receivable, accounts payable and debt. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of September 30, 2022 are the following:

Derivative Instrument	Fair Value
Convertible Promissory Notes	$3,868,395
Fair value of Warrants issued with the derivative instruments	209,948
$4,078,343

Recently Issued Financial Accounting Standards

Management has reviewed recently issued accounting pronouncements and have determined there are not any that would have a material impact on the condensed consolidated financial statements.

NOTE 2 – ACQUISITIONS

TPT Strategic Merger with Information Security and Training LLC

Dated as of June 29, 2022, TPT Strategic entered into a definitive agreement for the acquisition of the assets and Information Security and Training LLC (“IST LLC” or “IST”) (www.istincs.com) a General Construction and Information Technology Services company based in Huntsville Alabama with branch offices in Nashville TN, Birmingham Al, Jackson MS, Fort Campbell KY, New Orleans LA, and Joint Base Lewis-McChord. The TPT Strategic and IST, LLC agreement, which closed October 20, 2022, for the acquisition is a stock transaction where the founder and sole interest holder, Everett Lanier, is to receive Preferred Series B shares of TPT Strategic that will convert to a 10% ownership of TPT Strategic under certain conditions. The acquisition includes the assumption of all assets and certain liabilities which approximate $1.2M and $1.3M, respectively, as of December 31, 2021. Audited revenues and net loss for IST the year ended December 31, 2021 were approximately $2.6M and $63,000 respectively. Everett Lanier will remain as the President and will become a Board Member of TPT Strategic.

TPT Strategic previously entered into a merger agreement with Education System Management, Inc. (“EDSM”) which was contingent on EDSM completing an audit in six months, which EDSM did not complete.

On May 10, 2022, as part of a “Smart City” concept and to utilize its telecommunications expertise, the Company entered into Real Estate Sales Agreements to acquire approximately 135 acres of land in Tuskegee, with the Gray Family Limited Partnership and Lakeside Ranch, Inc. comprised of one approximate 45 acre parcel along Tuskegee Lake and the second an approximate 85 acre parcel along route 80 heading to Auburn, Alabama. Per the agreements, TPT Global Tech will be paying approximately $1,700,000 for the properties, of which it paid a combined $10,000 in down payments. The Company had until November 11, 2022 to close the transactions including paying the remainder of the purchase price. This did not happen, and the Company is in negotiations to finance this with a bank of which the Gray Family has verbally said they would honor. Closing of the transactions are subject to the validity of the verbal commitment and obtaining financing, all surveys and finalizing master plans for the kick-off the Company’s “Smart City” project.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

We incurred $11,352,944 and $8,671,818, respectively, in losses, and we used $263,313 and $320,999, respectively, in cash for operations for the nine months ended September 30, 2022 and 2021. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, research and development, derivative expense or gain, gain or loss on extinguishment of debt and share-based compensation which totaled to a net $7,704,624 for 2022 and $4,456,370 for 2021.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. For the nine months ended September 30, 2022, we had a net increase in our operating assets and liabilities of $3,385,007 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations. For the nine months ended September 30, 2021 we had a net increase to our operating assets and liabilities of $3,894,450 for similar reasons.

Cash flows provided by and used in financing activities were $175,057 and $773,387, respectively, for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, these cash flows were generated from proceeds from convertible notes, loans and advances of $1,256,187 offset by payment on convertible loans, advances and factoring agreements of $1,391,580 and payments on amounts payable – related parties of $39,664. For the nine months ended September 30, 2021, cash flows from financing activities primarily came from proceeds from the sale of Common Stock and Series D Preferred Stock of 233,244 and $610,502, respectively, convertible notes, loans and advances of $1,961,685 offset by payments on convertible loans, advances and factoring agreements of $2,024,497.

Cash flows used in investing activities were $16,297 and $219,298, respectively, for the nine months ended September 30, 2022 and 2021 primarily related to the acquisition of property and equipment.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of September 30, 2022 and December 31, 2021 are as follows:

	2022	2021
Property and equipment:
Telecommunications fiber and equipment	$2,703,202	$2,686,905
Medical equipment	—	209,499
Office furniture and equipment	77,860	77,859
Total property and equipment	2,781,062	2,974,263
Accumulated depreciation	(1,689,535)	(1,325,241)
Property and equipment, net	$1,091,527	$1,649,022

 Depreciation expense was $448,943 and $480,344 for the nine months ended September 30, 2022 and 2021, respectively.

Approximately $200,000 of property and equipment, included herein, were financed through a financing lease which has been exchanged with Series E Preferred Stock. See Note 7.

The Medical Equipment was written off during the nine months ended September 30, 2022 as it was taken out of service. A net loss of $124,643, included as part of other income (loss) on the consolidated statement of operations, was recorded offset by insurance proceeds of $71,643.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of September 30, 2022 and December 31, 2021 are as follows:

	2022	2021
Loans and advances (1)	$465,092	$941,242
Convertible notes payable (2)	3,467,582	1,162,606
Factoring agreements (3)	423,208	723,754
Debt – third party	$4,355,882	$2,827,602

Line of credit, related party secured by assets (4)	$2,742,929	$3,043,390
Debt– other related party, net of discounts (5)	2,015,500	7,450,000
Convertible debt – related party (6)	553,100	902,781
Shareholder debt (7)	9,618	49,452
Debt – related party	$5,321,147	$11,445,623

Total financing arrangements	$9,677,029	$14,273,225

Less current portion:
Loans, advances and factoring agreements – third party	$(744,300)	$(1,446,571)
Convertible notes payable third party	(3,467,582)	(1,162,606)
Debt – related party, net of discount	(4,768,047)	(10,542,842)
Convertible notes payable– related party	(553,100)	(902,781)
	(9,533,029)	(14,054,800)
Total long term debt	$144,000	$218,425

__________

(1) The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month LIBOR plus 2%, 4.55% as of September 30, 2022, and is secured by assets of the Company, was due August 31, 2020, as amended, and included 8,000 stock options as part of the terms which options expired December 31, 2019 (see Note 7).

$360,000 is a bank loan dated May 28, 2019 which bears interest at Prime plus 6%, 12.25% as of September 30, 2022 and, as amended, is interest only through October 1 2022 at which time the monthly payment of principal of $18,000 plus interest is required until the due date of May 1, 2024. The bank loan is collateralized by assets of the Company.

On June 4, 2019, the Company consummated a Securities Purchase Agreement with Odyssey Capital Funding, LLC. (“Odyssey”) for the purchase of a $525,000 Convertible Promissory Note (“Odyssey Convertible Promissory Note”). The Odyssey Convertible Promissory Note was due June 3, 2020, paid interest at the rate of 12% (24% default) per annum and gave the holder the right from time to time, and at any time during the period beginning six months from the issuance date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price was 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Odyssey Convertible Promissory Note could be prepaid in full at 125% to 145% up to 180 days from common stock of the Company. On June 8, 2020, Odyssey agreed to convert the remaining principal and accrued interest balance on the Odyssey Convertible Promissory Note of $475,850 and $135,000, respectively, to a term loan payable in six months in the form of a balloon payment, earlier if the Company has a funding event, bearing simple interest on the unpaid balance of 0% for the first three months and then 10% per annum thereafter. During April 2022, Odyssey accepted to exchange all of its outstanding principal and interest of $685,682 into 137,136 of TPT Series E Preferred Shares.

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

On March 25, 2019, the Company consummated a Securities Purchase Agreement dated March 18, 2019 with Auctus Fund, LLC. (“Auctus”) for the purchase of a $600,000 Convertible Promissory Note (“Auctus Convertible Promissory Note”). The Auctus Convertible Promissory Note is due December 18, 2019, pays interest at the rate of 12% (24% default) per annum and gives the holder the right from time to time, and at any time during the period beginning 180 days from the origination date or at the effective date of the registration of the underlying shares of common stock, which the holder has registration rights for, to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is the lessor of the lowest trading price during the previous 25 trading days prior the date of the Auctus Convertible Promissory Note or 50% multiplied by the average of the two lowest trading prices for the common stock during the previous 25 trading days prior to the applicable conversion date. Auctus converted $33,180 of principal and $142,004 of accrued interest into 376,000,000 shares of common stock of the Company prior to December 31, 2020. 2,000,000 warrants were issued in conjunction with the issuance of this debt. Balances as of September 30 , 2022 and December 31, 2021 are zero. The Company recognized a gain on debt extinguishment of $7,068,339 when this Auctus Convertible Promissory Note was paid off in large part because of the related derivative liability on the books at the time of the settlement. See Note 8.

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note is due June 11, 2020, pays interest at the rate of 12% (principal amount increases 200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. The EMA Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Prior to December 31, 2020, EMA converted $35,366 of principal into 147,700,000 shares of common stock of the Company. 1,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 8. See below regarding derivative securities in default.

On October 6, 2021, TPT Global Tech, Inc. and FirstFire Global Opportunities Fund, LLC. entered into a convertible promissory note totaling $1,087,000 and a securities purchase agreement (“FirstFire Note”). The FirstFire Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock. There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.025 per share, adjusted to $.0075 during the three months ended March 31, 2022. The Holder was given registration rights. The FirstFire Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 225,000,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 55,000,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder. Details of the FirstFire Note and securities purchase agreement can be found in the Form 8-K and exhibits filed on October 19, 2021. On September 15, 2022, FirstFire exercised its right to convert $59,160 of principal into 17,000,000 shares of common stock. See below regarding derivative securities in default.

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

On October 13, 2021, TPT Global Tech, Inc. and Cavalry Fund I, LP entered into a convertible promissory note totaling $815,250 and a securities purchase agreement (“Cavalry Fund I Note”). The Cavalry Fund I Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock. There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.0075 per share. The Holder was given registration rights. The Cavalry Fund I Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 168,750,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 41,250,000 shares of common stock at $110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder. Details of the Cavalry Fund I Note and securities purchase agreement can be found in the Form 8-K and exhibits filed on October 19, 2021. See below regarding derivative securities in default. Subsequent to September 30, 2022, Cavalry Fund I exercised its right to to convert $25,000 of default amounts owing into 20,161,290 shares of common stock.

On January 31, 2022, TPT Global Tech, Inc. and Talos Victory Fund, LLC entered into a convertible promissory note totaling $271,750 and a securities purchase agreement (“Talos Note”). The Talos Note is due twelve months from funding, has an original issue discount of 8% and interest rate at 10% per annum (default, as defined, at 16%). There is an optional conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at $0.0075. The Holder was given registration rights. The Talos Note may be prepaid in whole or in part of the outstanding balances at 100% prior to maturity unless the Holder chose to convert their balances into common stock which they have three days to do so. 73,372,499 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants, expiring five years from issuance, were issued to exercise up to 9,058,333 warrants to purchase 9,058,333 common shares at $0.015, provided, however, that if the Company consummates an Uplist Offering on or before July 6, 2022 then the exercise price shall be 110% of the offering price at which the Uplist Offering is made. Details of the Talos Note and securities purchase agreement can be found in the Form 8-K and exhibits filed on February 8, 2022. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. On September 1, 2022, Talos exercised its right to convert $300,675 of principal and interest into 40,090,000 shares of common stock leaving a zero balance of principal and accrued interest. See below regarding derivative securities in default.

On January 31, 2022, TPT Global Tech, Inc. and Blue Lake Partners, LLC entered into a convertible promissory note totaling $271,750 and a securities purchase agreement (“Blue Lake Note”). The Blue Lake Note is due twelve months from funding, has an original issue discount of 8% and interest rate at 10% per annum (default, as defined, at 16%). There is an optional conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at $0.0075. The Holder was given registration rights. The Blue Lake Note may be prepaid in whole or in part of the outstanding balances at 100% prior to maturity unless the Holder chose to convert their balances into common stock which they have three days to do so. 73,372,499 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants, expiring five years from issuance, were issued to exercise up to 9,058,333 warrants to purchase 9,058,333 common shares at $0.015, provided, however, that if the Company consummates an Uplist Offering on or before July 6, 2022 then the exercise price shall equal 110% of the offering price at which the Uplist Offering is made. Details of the Blue Lake Note and securities purchase agreement can be found in the Form 8-K and exhibits filed on February 8, 2022. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. On September 8, 2022, Blue Lake exercised its right to convert $360,447 of principal and interest into 48,059,600 of common shares leaving a balance of $8,165 in principal and $48,936 of accrued interest. See below regarding derivative securities in default.

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

The Company is in default under all of its derivative financial instruments and has accounted for these defaults under each agreements default provisions. In February, the Company defaulted on its FirstFire, Cavalry Investment, and Cavalry Fund I Notes for failure to uplist within one hundred twenty (120) days from the date of the Notes. Talos, Blue Lake and 1800 Diagonal are in default from cross default provisions. In total, $1,206,845 was recorded as interest expense in the nine months ended September 30, 2022, representing additional principal and interest because of default. Notice of default was received from EMA for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. It was the intent of the Company to pay back all derivative securities prior to the due dates but that has not occurred in case of EMA. As such, the Company is currently in negotiations with EMA and relative to extending the due date and changing terms on the Note. The Company has been named in a lawsuit by EMA for failing to comply with a Securities Purchase Agreement entered into in June 2019. See Note 8 Other Commitments and Contingencies.

(3) $101,244 of the Factoring Agreements is with full recourse, due February 29, 2020, as amended, was established in June 2016 with a company that is controlled by a shareholder and is personally guaranteed by an officer of the Company. This Factoring Agreement is such that the Company pays a discount of 2% per each 30-day period for each advance received against accounts receivable or future billings. The Company was advanced funds from this Factoring Agreement. The $101,244 was exchanged for 20,249 shares of Series E Preferred Stock in April 2022. As such, $0 and $101,244 in principal remained unpaid as of September 30, 2022 and December 31, 2021, respectively. See Note 7.

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

On April 1, 2022, the Company entered into a Future Receivable Sale and Purchase Agreement (“Mr. Advance Agreement”) with Mr. Advance LLC (”Mr. Advance”). The balance to be purchased and sold is $411,000 for which the Company received $270,715, net of fees. Under the Mr. Advance Agreement, the Company is to pay $8,935 per week for 46 weeks at an effective interest rate of approximately 36% annually. The Company is in default with this Agreement for non-payment and is working to restructure its terms.

On April 1, 2022, the Company entered into a Future Receipts Sale and Purchase Agreement (“CLOUDFUND Agreement”) with CLOUDFUND LLC (”CLOUDFUND”). The balance to be purchased and sold is $411,000 for which the Company received $272,954, net of fees. Under the CLOUDFUND Agreement, the Company is to pay $8,935 per week for 46 weeks at an effective interest rate of approximately 36% annually. The Company is in default with this Agreement for non-payment and is working to restructure its terms.

On April 27, 2022, the Company entered into a Future Receivables Sale and Purchase Agreement (“Fox Capital Agreement”) with Fox Capital Group, Inc. (”Fox Capital”). The balance to be purchased and sold is $138,000 for which the Company received $90,000, net of fees. Under the Fox Capital Agreement, the Company is to pay $4,313 per week for 32 weeks at an effective interest rate of approximately 36% annually. The Company is in default with this Agreement for non-payment and is working to restructure its terms.

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 4.55% as of September 30, 222, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling $85,120 which expired as of December 31, 2019 (see Note 8) and was due, as amended, August 31, 2020. The $200,922 of the principal balance was exchanged for 40,092 shares of Series E Preferred Stock in April 2022. See Note 7. The Company is in negotiations to refinance the remaining balance of this Line of Credit.

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

Both the $4,000,000 and $1,000,000 promissory notes related to the VuMe technology and Media Live One Platform were exchanged through a Software Acquisition Agreement dated as of March 25, 2022 for shares of the Company’s Series E Preferred Stock. See Note 7. In this same agreement, the Company agreed to pay Mr. and Mrs. Caudle $1,750,000 for additional developed software that will be used with the VuMe technology which was expensed as research and development during the nine months ended September 30, 2022. $200,000 had been paid and was accounted for as a deposit as of December 31, 2021 and the remainder was setup as a note payable as of September 30, 2022. $550,000 to be paid from first proceeds raised by the Company and $1,000,000 as agreed by the Company and Mr. and Mrs. Caudle.

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

The $1,600,000 promissory note for the acquisition of Blue Collar and $384,500 of the $500,000 Note Payable for the acquisition of 75% of Air Fitness were exchanged for shares of Series E Preferred Stock as of September 30, 2022. See Note 7.

(6) During 2016, the Company acquired SDM which consideration included a convertible promissory note for $250,000 due February 29, 2019, as amended, does not bear interest, unless delinquent in which the interest is 12% per annum, and is convertible into common stock at $1.00 per share. The SDM balance was $181,981 as of December 31, 2021. During the nine months ended September 30, 2022, this convertible promissory was exchanged with the Company’s Series E Preferred Stock. See Note 7.

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

The derivative liability as of September 30, 2022, in the amount of $4,078,343 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2022.

Debt Derivative Liabilities
Balance, December 31, 2021	$4,042,910
Change in derivative liabilities from new notes payable and warrants	622,518
Change in derivative liabilities from the conversion of debt	(95,784)
Change in fair value of derivative liabilities at end of period – derivative expense	(491,301)
Balance, September 30, 2022	$4,078,343

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

As of September 30, 2022, the Company marked to market the fair value of the debt derivatives and determined a fair value of $4,078,343 ($3,868,395 from the convertible notes and $209,948 from warrants) in Note 5 (2) above. The Company recorded a gain from change in fair value of debt derivatives of $491,301 for the nine months ended September 30, 2022. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 156.3% to 266.9%, (3) weighted average risk-free interest rate of 3.16% to 4.16% (4) expected life of 0.33 to 4.33 years, and (5) the quoted market price of $0.002 for the Company’s common stock.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of September 30, 2022, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.

All Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Series A Convertible Preferred Stock

The Company designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock. In February 2015, the Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock to Stephen Thomas, Chairman, CEO and President of the Company, valued at $3,117,000 for compensation expense. These shares are outstanding as of September 30, 2022.

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

As of September 30, 2022, by amendment, holders of the Series A Preferred Stock shall, collectively have the right to convert all of their Series A Preferred Stock when conversion is elected into that number of shares of Common Stock of the Company, as amended and restated July 5, 2022 by the Board of Directors and a majority of the outstanding voting shares of the Company, determined by the following formula: 60% of the common shares computed to include all projected conversions of all convertible debt and any other classes of Preferred Stock as if the conversions had taken place at the stated conversion price per share (i.e. for the avoidance of doubt – “fully diluted” as if such conversion had occurred prior to the Series A conversion.) The Company determined that due to the significance of the amendment, it should be accounted for as an extinguishment and fair valued the amended Series A Preferred Stock at $42,983,742, creating a deemed dividend of $39,866,742. The valuation of the amended Series A Preferred Stock was done by a qualified independent third party.

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

There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2022.

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

There are no shares of Series C Convertible Preferred Stock outstanding as of September 30, 2022. There are approximately $391,100 in convertible notes payable convertible into Series C Convertible Preferred Stock which compromise some of the common stock equivalents calculated in Note 1.

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

As of September 30, 2022, there are 46,649 Series D Preferred shares outstanding.

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

As of September 30, 2022, there are 2,043,507 Series E Preferred shares outstanding as a result of exchanges of accounts payable, financing arrangements and lease agreements. The Series E Preferred shares were given a fair value by a third-party valuation of $6.53 per share for which they were recorded as of September 30, 2022. The difference between the valuation at $6.53 per share or $13,344,101 and the amount of accounts payable, financing arrangements and lease agreement balances of $10,977,063 or $2,367,038 was recorded as a loss on debt extinguishment for the nine months ended September 30, 2022.

Common Stock

As of September 30, 2022, we had authorized 2,500,000,000 shares of Common Stock, of which 1,028,178,638 common shares are issued and outstanding.

Common Stock Issued for Expenses and Liabilities

During the year ended December 31, 2020, the Company issued 7,500,000 shares of stock to Mr. Littman in accordance with its December 28 and 29, 2020 agreements as described in Note 5. These shares were included in a Form S-1 filed by the Company on January 15, 2021. During the year ended December 31, 2021, it was determined in accordance with an underlying agreement, that there was a deficiency of approximately $185,000 from net sales proceeds from sales of the shares and as such, this amount is accounted for in accounts payable as of September 30, 2022.

Common Stock Issued for Conversion of Convertible Debt

During the nine months ended September 30, 2022, $716,782 of principal and accrued interest was converted to 105,149,600 shares of common stock under the terms and conditions of convertible debt agreements. Subsequent to September 30, 2022, $86,875 of principal and accrued interest was converted to 70,161,290 of shares of common stock under these same terms.

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

Subscription Payable

As of September 30, 2022, the Company has recorded $21,585 in stock subscription payable, which equates to the fair value on the date of commitment, of the Company’s commitment to issue the following common shares:

Unissued shares for TPT consulting agreements	1,750,000
Shares receivable under terminated acquisition agreement	(3,096,181)
Net commitment	(1,346,181)

During the year ended December 31, 2021, the Company agreed to a consulting agreement with one of its newest directors, John Wharton, which Agreement was for the issuance of 3,000,000 shares of common stock to vest over two years starting July 30, 2021. These shares were valued at $42,600 and are being expenses at $1,775 per month. As of September 30, 2022, 1,750,000 common shares have vested and $24,850 expensed.

Effective November 1, 2017, the Company entered into an agreement to acquire Holly wood Rivera, LLC and HRS Mobile LLC (“HRS”). In March 2018, the HRS acquisition was rescinded and 3,096,181 shares of common stock which were issued as consideration are being returned by the recipients. As such, as of September 30, 2022 the shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

Warrants Issued with Convertible Promissory Notes

As of September 30, 2022, there were 129,116,666 warrants outstanding that expire in five years or in the years ended December 31, 2024 -2027. As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 1,000,000 warrants to purchase 1,000,000 common shares of the Company at 70% of the current market price. Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice. However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

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

The warrants issued under these convertible promissory notes were considered derivative liabilities valued at $209,948 of the total $4,078,343 derivative liabilities as of September 30, 2022. See Note 5.

Common Stock Reservations

The Company has reserved internally 1,000,000 shares of Common Stock of the Company for the purpose of raising funds to be used to pay off debt described in Note 5.

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employee and consultants as consideration for services rendered and that will be rendered to the Company.

Non-Controlling Interests

QuikLAB Mobile Laboratories

In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC. QuikLAB 4, LLC was subsequently dissolved. It was the intent to use these entities as vehicles into which third parties would invest and participate in owning QuikLAB Mobile Laboratories. As of September 30, 2022, Quiklab 1 LLC, QuikLAB 2, LLC and QuikLAB 3, LLC have received an investment of $470,000, of which Stephen Thomas and Rick Eberhardt, CEO and COO of the Company, have invested $100,000 in QuikLAB 2, LLC. During the year ended December 31, 2021, one investor entered into an agreement at their request, to have their investment returned. $10,000 of this investment was returned with the remaining $60,000 being reclassified to an accounts payable in the balance sheet as of September 30, 2022.

The third party investors and Mr. Thomas and Mr. Eberhart, will benefit from owning 20% of QuikLAB Mobile Laboratories specific to their investments. The Company owns the other 80% ownership in the QuickLAB Mobile Laboratories. The net loss attributed to the non-controlling interests from the QuikLAB Mobile Laboratories included in the statement of operations for the nine months ended September 30, 2022 and 2021 is $12,013 and $13,925, respectively.

Other Non-Controlling Interests

InnovaQor, Air Fitness and TPT Asia are other non-controlling interests in which the Company owns 94%, 75% and 78%, respectively. There is little activity in any of these entities. The net profit attributed to these non-controlling interests included in the statement of operations for the nine months ended September 30, 2022 and 2021 is $5,380 and $11,987, respectively.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2022	2021
Related parties (1)	$532,472	$2,294,570
General operating	4,763,790	4,788,291
Accrued interest on debt (2)	1,911,001	1,546,889
Credit card balances	164,558	169,035
Accrued payroll and other expenses	668,848	211,668
Taxes and fees payable	642,640	642,640
Total	$8,683,309	$9,653,093

 _______________

(1)

Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end. Some of the prior period amounts have been exchanged as of September 30, 2022 for Series E Preferred Stock. See Note 7.

(2)	Portion relating to related parties is $765,802 and $924,612 for September 30, 2022 and December 31, 2021, respectively

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

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our estimated incremental borrowing rate as the discount rate. Our weighted average discount rate is 10.0% and the weighted average lease term of 5.4 years.

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

As of September 30, 2022 and December 31, 2021, operating lease right-of-use assets arising from operating leases were $3,544,160 and $4,259,758, respectively. During the nine months ended September 30, 2022, cash paid for amounts included for the measurement of lease liabilities was $800,537 and the Company recorded lease expense in the amount of $1,683,392 in cost of sales.

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

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of September 30, 2022.

2022	$5,422,219
2023	1,454,130
2024	1,158,929
2025	712,431
2026	201,450
Thereafter	73,032
Total operating lease liabilities	9,022,191
Amount representing interest	(555,3161)
Total net present value	$8,466,874

Office lease used by CEO

The Company entered into a lease of 12 months or less for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The company has paid $12,500 and $12,500 in rent and utility payments for this space for the nine months ended September 30, 2022 and 2021, respectively.

Financing lease obligations

Future minimum lease payments are as follows:

2022	$703,758
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total financing lease liabilities	703,758
Amount representing interest	—
Total future payments (1)	$703,758

 ____________________

(1)     Included is a Telecom Equipment Lease with an entity owned and controlled by shareholders of the Company and was due August 31, 2020, as amended.

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

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019. More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months. EMA has claimed in excess of $7,614,967 in relief. The Company has filed a motion in response for which EMA has filed a motion to dismiss. The Company does not believe at this time that any negative outcome would result in more than the $876,999 it has recorded on its balance sheet as of September 30, 2022.

A lawsuit was filed in Michigan by the one of the former owners of SpeedConnect, LLC, John Ogren. Mr. Ogren claimed he was owed back wages related to the acquisition agreement wherein the Company acquired the assets of SpeedConnect, LLC and kept him on through a consulting agreement. The Company’s position was that he ultimately resigned in writing and was not due any back wages. In August 2021, Mr. Ogren was awarded $334,908 in back wages by an Arbitrator. This amount has been included in accounts payable as of September 30, 2021 and expensed in the statement of operations as other expenses for the year ended December 31, 2021. Mr. Ogren and the Company agreed to a settlement whereby the Company would pay $120,000 within 14 days of a written agreement with four monthly payments of $20,000 starting on December 5, 2021 through March 2, 2022. This debt was completely paid off as of September 30, 2022.

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc. The claim derives from an outstanding debt by incurred by Copperhead Digital. The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid. The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030.62 plus interest, costs and attorney fees. The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of September 30, 2022 for this subsidiary payable.

Lawsuits are being threatened by vendors in relation to tower lease payments in accordance with tower lease agreements that were entered into by SpeedConnect. The claims are currently being investigated and the amount in controversy being claimed is approximately $3,500,000. The Company has approximately $4,000,000 in accounts payable for these threatened claims as of September 30, 2022, 2022. The claims appear to include lease agreements that have been terminated and future payments not yet due, among other issues. As such, the parties are trying to come up with resolutions for these claims.

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

Customer Contingencies

The Company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of these amounts. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of September 30, 2022 and December 31, 2021.

Stock Contingencies

The Company has convertible debt, preferred stock, options and warrants outstanding which common shares would be required to be issued upon exercise by the holders. As of September 30, 2022, the following shares would be issued:

Convertible Promissory Notes	15,323,753,920
Series A Preferred Stock (1)	14,370,105,951
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	71,989,198
Series E Preferred Stock (3)	3,153,560,185
Stock Options and Warrants	129,116,666
23,051,114,612

_______________

(1)

As of September 30, 2022, by amendment, holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed upon date of conversion to 60% of the common shares computed to include all projected conversions of all convertible debt and any other classes of Preferred Stock as if the conversions had taken place at the stated conversion price per share (i.e. for the avoidance of doubt – “fully diluted” as if such conversion had occurred prior to the Series A conversion.) The Company would have to authorize additional shares for this to occur as only 2,500,000,000 shares are currently authorized.

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

NOTE 9 – RELATED PARTY ACTIVITY

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $532,472 and $2,294,570, respectively, as of September 30, 2022, and December 31, 2021 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 8.

Leases

See Note 8 for office lease used by CEO.

Note Payable and Commitments

On March 25, 2022, the Company entered into a Software Development agreement with Mr. and Mrs. Caudle for which a new note payable was created and employment agreements for Mrs. Caudle and her daughter were modified. See Notes 5 and 8.

Debt Financing and Amounts Payable

As of September 30, 2022, there are amounts due to management/shareholders included in financing arrangements, of which $5,468 is payable from the Company to Stephen J. Thomas III, CEO of the Company. See note 5.

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

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are comprised of the following:

September 30, 2022

	Gross carrying amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$697,238	(356,706)	$340,532	3-10
Developed Technology	4,595,600	(2,510,567)	2,085,033	9
Film Library	957,000	(303,450)	653,550	11
Trademarks and Tradenames	132,000	(47,045)	84,955	12
Total intangible assets, net	$6,381,838	(3,217,768)	$3,164,070

Goodwill	$104,657	—	$104,657

December 31, 2021

	Gross carrying amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$697,238	(310,359)	$386,879	3-10
Developed Technology	4,595,600	(2,127,599)	2,468,001	9
Film Library	957,000	(249,300)	707,700	11
Trademarks and Tradenames	132,000	(38,339)	93,661	12
Total intangible assets, net	$6,381,838	(2,725,597)	$3,656,241

Goodwill	$104,657	—	$104,657

Amortization expense was $492,171 and $553,965 for the nine months ended September 30, 2022 and 2021, respectively.

Remaining amortization of the intangible assets is as following for the next five years and beyond:

2022	$169,908
2023	662,079
2024	662,079
2025	662,079
2026	662,079
Thereafter	345,846
$3,164,070

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

The following tables present summary information by segment for the three months ended September 30, 2022 and 2021, respectively:

2022
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$1,357,611	692,486	(560)	2,720	$2,052,817
Cost of revenue	$(1,303,856)	(305,301)	—	(82,382)	$(1,691,539)
Net income (loss)	$(486,747)	82,809	(123,798)	(717,284)	$(1,245,019)
Deemed dividend related to modification of Series A Preferred Stock	$—	—	—	(39,866,742)	$(39,866,742)
Depreciation and amortization	$(133,391)	(1,705)	(14,931)	(164,483)	$(314,511)
Derivative gain	$—	—	—	102,903	$102,903
Loss on debt extinguishment	$—	—	—	397,008	$301,224
Interest expense	$(98,159)	(36,926)	—	(291,181)	$(426,265)
Total assets	$5,234,872	1,787,540	2,942	1,521,797	$8,547,151

2021
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$1,816,781	529,606	22,859	150,180	$2,519,426
Cost of sales	$(1,363,272)	(472,299)	(21,296)	(78,923)	$(1,935,790)
Net income (loss)	$(121,318)	(22,897)	(153,792)	(4,420,289)	$(4,718,296)
Depreciation and amortization	$(154,000)	(27,834)	(25,239)	(138,223)	$(345,296)
Derivative expense	$—	—	—	(3,472,930)	$(3,472,930)
Interest expense	$(476,925)	(8,854)	—	(191,204)	$(676,983)
Total assets	$6,817,103	1,122,838	466,291	3,362,516	$11,768,748

The following tables present summary information by segment for the nine months ended September 30, 2022 and 2021, respectively:

2022
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$4,403,345	1,386,970	89,755	265,395	$6,145,465
Cost of sales	$(3,470,536)	(758,462)	—	(264,930)	$(4,493,929)
Net loss	$(909,938)	(24,354)	(213,720)	(10,204,935)	$(11,352,944)
Deemed dividend related to modification of Series A Preferred Stock	$—	—	—	(39,866,742)	$(39,866,742)
Depreciation and amortization	$(397,187)	(5,683)	(44,793)	(493,450)	$(956,045)
Derivative gain	$—	—	—	491,301	$491,301
Loss on debt extinguishment	$—	—	—	(1,970,030)	$(2,065,814)
Interest expense	$(476,840)	(42,466)	—	(4,186,243)	$(4,705,548)
Total assets	$5,234,872	1,787,540	9,585	1,521,797	$8,547,151

31

2021
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and Other	Total
Revenue	$5,867,005	$1,241,060	$479,967	$222,924	$7,810,956
Cost of sales	$(4,502,016)	$(808,129)	$(787,504)	$(189,436)	$(6,287,085)
Net income (loss)	$(721,373)	$8,009	$(1,205,060)	$(6,753,395)	$(8,671,819)
Depreciation and amortization	$(455,640)	$(83,502)	$(25,239)	$(469,928)	$(1,034,309)
Derivative expense	$—	$—	$—	$(3,098,381)	$(3,098,381)
Interest expense	$(812,859)	$(23,197)	$—	$(641,049)	$(1,477,105)
Total assets	$6,817,103	$1,122,838	$466,291	$3,362,516	$11,768,748

NOTE 12 – SUBSEQUENT EVENTS

TPT Strategic Merger with Information Security and Training LLC

Dated as of June 29, 2022, TPT Strategic entered into a definitive agreement for the acquisition of the assets and Information Security and Training LLC (“IST LLC” or “IST”) (www.istincs.com) a General Construction and Information Technology Services company based in Huntsville Alabama with branch offices in Nashville TN, Birmingham Al, Jackson MS, Fort Campbell KY, New Orleans LA, and Joint Base Lewis-McChord. The TPT Strategic and IST, LLC agreement, which closed October 20, 2022, for the acquisition is a stock transaction where the founder and sole interest holder, Everett Lanier, is to receive Preferred Series B shares of TPT Strategic that will convert to a 10% ownership of TPT Strategic under certain conditions. The acquisition includes the assumption of all assets and certain liabilities which approximate $1.2M and $1.3M, respectively, as of December 31, 2021. Audited revenues and net loss for IST the year ended December 31, 2021 were approximately $2.6M and $163,000 respectively. Everett Lanier will remain as the President and will become a Board Member of TPT Strategic.

Conversion of Derivative Debt into Common Shares

Between October 19, 2022 and November 17, 2022, FirstFire, Cavalry Fund I and 1800 Diagonal exercised their rights to convert $111,875 of principal and default principal amounts into 90,994,623 of shares of common stock. Pending filing of the Company’s Form 10Q are another $54,000 of principal on notes payable that have been presented to the Company for Calvary Investment Fund and Calvary Fund I into 45,000,000 of common shares.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2022, we had an accumulated deficit totaling $56,268,148. This raises substantial doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

During the three months ended September 30, 2022, we recognized total revenues of $2,052,817 compared to the prior period of $2,519,426. The decrease is largely attributable to the decrease in internet customers from attrition and the discontinuance of unprofitable operating locations.

Gross profit for the three months ended September 30, 2022 was $361,278 compared to $583,636 for the prior period. The increase is largely results of unprofitable towers being shut down which during the period has more than offset the decrease in customers. Gross profit percentage decreased to 8% from 23%.

During the three months ended September 30, 2022, we recognized $1,626,737 in operating expenses compared to $1,874,219 for the prior period. The decrease in large part is from the decrease in payroll and general and administrative expenses from the decrease in internet customers.

Derivative gains of $102,903 and expense of $3,472,930 results from the accounting for derivative financial instruments during the three months ended September 30, 2022 and 2021, respectively.

The gain on debt extinguishment of $397,008 for the current period ended September 30, 2022 results from conversion of notes payable for common shares.

Interest expense decreased for the three months ended September 30, 2022 compared to the prior period by $250,718. The decrease comes largely from the amortization of debt discounts and default provisions on the Company’s derivative securities in prior periods.

During the three months ended September 30, 2022, we recognized a net loss of $1,245,019 compared to $4,718,296 for the prior period. The difference was the derivative loss in the prior period of $3,472,930 versus the derivative gain in the current period of $102,903.

During the three months ended September 30, 2022, the Company amended its series A Preferred Stock which resulted in a deemed dividend of $39,866,742 from the difference between the fair value of the amended Series A Preferred Stock compared to what had been recorded on the books.

For the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

During the nine months ended September 30, 2022, we recognized total revenues of $6,145,465 compared to the prior period of $7,810,956. The decrease is largely attributable to the decrease in internet customers from attrition and the discontinuance of unprofitable operating locations. Decreases in MedTech revenue also occurred compared to the prior year from a decrease in operations.

Gross profit for the nine months ended September 30, 2022 was $1,651,536 compared to $1,523,871 for the prior period. The increase is largely a result of unprofitable towers being shut down which during the period more than offset the decrease in customers in addition to gross margin contributions from Air Fitness and TPT MedTech. Gross profit percentage increased to 27% from 20%.

During the nine months ended September 30, 2022, we recognized $6,767,816 in operating expenses compared to $6,007,496 for the prior period. The increase was in large part attributable to the research and development expense of $1,750,000 in the current period from the acquisition of a software developed by a third party.

Derivative gain of $491,301 and expense of $3,098,381 results from the accounting for derivative financial instruments during the nine months ended September 30, 2022 and 2021, respectively.

The loss on debt extinguishment of $1,970,030 for the current period ended September 30, 2022 results from the exchange of accounts payable, financing arrangements and lease agreement balances as of September 30, 2022 for Series E Preferred Stock and shares of common stock .

Interest expense increased for the nine months ended September 30, 2022 compared to the prior period by $3,228,443. The increase comes largely from the amortization of debt discounts and default provisions on the Company’s derivative securities.

During the nine months ended September 30, 2022, we recognized a net loss of $11,352,944 compared to $8,671,819 for the prior period. The difference was loss on debt conversions of $1,970,030 and increase on interest expense from debt discounts and default provisions as mentioned above slightly offset by the derivative expense of $3,098,381 in the prior year.

During the three months ended September 30, 2022, the Company amended its series A Preferred Stock which resulted in a deemed dividend of $39,866,742 from the difference between the fair value of the amended Series A Preferred Stock compared to what had been recorded on the books.

LIQUIDITY AND CAPITAL RESOURCES

We incurred $11,352,944 and $8,671,818, respectively, in losses, and we used $263,313 and $320,999, respectively, in cash for operations for the nine months ended September 30, 2022 and 2021. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, research and development, derivative expense or gain, gain or loss on extinguishment of debt and share-based compensation which totaled to a net $7,704,624 for 2022 and $4,456,370 for 2021.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. For the nine months ended September 30, 2022, we had a net increase in our operating assets and liabilities of $3,385,007 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations. For the nine months ended September 30, 2021 we had a net increase to our operating assets and liabilities of $3,894,450 for similar reasons.

Cash flows provided by and used in financing activities were $175,057 and $773,387, respectively, for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, these cash flows were generated from proceeds from convertible notes, loans and advances of $1,256,187 offset by payment on convertible loans, advances and factoring agreements of $1,391,580 and payments on amounts payable – related parties of $39,664. For the nine months ended September 30, 2021, cash flows from financing activities primarily came from proceeds from the sale of Common Stock and Series D Preferred Stock of $233,244 and $610,502, respectively, convertible notes, loans and advances of $1,961,685 offset by payments on convertible loans, advances and factoring agreements of $2,024,497.

Cash flows used in investing activities were $16,297 and $219,298, respectively, for the nine months ended September 30, 2022 and 2021 primarily related to the acquisition of property and equipment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019. More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months. EMA has claimed in excess of $7,614,967 in relief. The Company has filed a motion in response for which EMA has filed a motion to dismiss. The Company does not believe at this time that any negative outcome would result in more than the $876,999 it has recorded on its balance sheet as of September 30, 2022.

A lawsuit was filed in Michigan by the one of the former owners of SpeedConnect, LLC, John Ogren. Mr. Ogren claimed he was owed back wages related to the acquisition agreement wherein the Company acquired the assets of SpeedConnect, LLC and kept him on through a consulting agreement. The Company’s position was that he ultimately resigned in writing and was not due any back wages. In August 2021, Mr. Ogren was awarded $334,908 in back wages by an Arbitrator. This amount has been included in accounts payable as of September 30, 2021 and expensed in the statement of operations as other expenses for the year ended December 31, 2021. Mr. Ogren and the Company agreed to a settlement whereby the Company would pay $120,000 within 14 days of a written agreement with four monthly payments of $20,000 starting on December 5, 2021 through March 2, 2022. This debt was completely paid off as of September 30, 2022.

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc. The claim derives from an outstanding debt by incurred by Copperhead Digital. The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid. The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030.62 plus interest, costs and attorney fees. The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of September 30, 2022 for this subsidiary payable.

Lawsuits are being threatened by vendors in relation to tower lease payments in accordance with tower lease agreements that were entered into by SpeedConnect. The claims are currently being investigated and the amount in controversy being claimed is approximately $3,500,000. The Company has approximately $4,000,000 in accounts payable for these threatened claims as of September 30, 2022, 2022. The claims appear to include lease agreements that have been terminated and future payments not yet due, among other issues. As such, the parties are trying to come up with resolutions for these claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2022, Talos exercised its right to convert $300,675 of principal and interest into 40,090,000 shares of common stock leaving a zero balance of principal and accrued interest.

On September 8, 2022, Blue Lake exercised its right to convert $360,447 of principal and interest into 48,059,600 of common shares leaving a balance of $8,165 in principal and $48,936 of accrued interest.

On September 15, 2022, FirstFire exercised its right to convert $59,160 of principal into 17,000,000 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default under approximately $7,300,000 of its financing arrangements, including all of its derivative financial instruments, and has received notice of such default from EMA for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. It was the intent of the Company to pay back all financing arrangements prior to the due dates but that has not occurred primarily from the Company’s inability to raise sufficient capital. As such, the Company is currently in negotiations with its financial arrangements in default relative to extending due dates,changing terms or even exchanging for other Company securties. The Company has been named in a lawsuit by EMA for failing to comply with a Securities Purchase Agreement entered into in June 2019.

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

TPT GLOBAL TECH, INC.
(Registrant)

Dated: December 13, 2022	By:	/s/ Stephen J. Thomas, III
Stephen J. Thomas, III
(Chief Executive Officer, Principal Executive Officer)

Dated: December 13, 2022	By:	/s/ Gary L. Cook
Gary L. Cook
(Chief Financial Officer, Principal Accounting Officer)

