Form 10-K
period 2022-12-31
TPT GLOBAL TECH, INC.
filed 2023-05-16
CIK 1661039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

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

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at June 30, 2022, computed by reference to the price at which the common equity was last sold ($0.0053), as of the last business day of the registrant’s most recently completed second quarter (June 30, 2022), was $4,662,501.

As of May 13, 2023, there were approximately 1,723,749,021 common shares, $0.001 par value, issued and outstanding.

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

DESCRIPTION OF BUSINESS

We are based in San Diego, California, and operate as a technology-based company with divisions providing telecommunications, construction and product distribution, media content for domestic and international syndication as well as technology solutions. We operate as a Media Content Hub for Domestic and International syndication, Technology/Telecommunications company using our own proprietary Global Digital Media TV and Telecommunications infrastructure platform and also provide technology solutions to businesses domestically and worldwide.  We offer Software as a Service (SaaS), Technology Platform as a Service (PAAS), Cloud-based Unified Communication as a Service (UCaaS) and carrier-grade performance and support for businesses over our private IP MPLS fiber and wireless network in the United States. Our cloud-based UCaaS services allow businesses of any size to enjoy all the latest voice, data, media and collaboration features in today's global technology markets. We also operate as a Master Distributor for Nationwide Mobile Virtual Network Operators (MVNO) and Independent Sales Organization (ISO) as a Master Distributor for Pre-Paid Cellphone services, Mobile phones, Cellphone Accessories and Global Roaming Cellphones.

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2022, our last fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1,000,000,000 or (ii) we issue more than $1,000,000,000 in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, which we believe to be in 2024.

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

The following acquisitions have resulted in entities which have been consolidated into TPTG since the reverse merger in 2014.

Name	Herein referred to as	Acquisition or Incorporation Date	Ownership
TPT Global Tech, Inc.	Company or TPTG	1988	100%
Copperhead Digital Holdings, Inc.	Copperhead Digital or CDH	2015	100%
TruCom, LLC	TruCom	2015	100%
CityNet Arizona, LLC	CityNet	2015	100%
San Diego Media Inc.	SDM	2016	100%
Blue Collar Production, Inc.	Blue Collar	2018	100%
TPT SpeedConnect, LLC	TPT SpeedConnect	2019	100%
TPT Federal, LLC	TPT Federal	2020	100%
TPT MedTech, LLC	TPT MedTech	2020	100%
TPT Strategic, Inc.	TPT Strategic	2020	0%
QuikLab 1 LLC	Quiklab 1	2020	80%
QuikLAB 2, LLC	QuikLAB 2	2020	80%
QuikLAB 3, LLC	QuikLAB 3	2020	80%
The Fitness Container, LLC	Air Fitness	2020	75%
TPT Global Tech Asia Limited	TPT Asia	2020	78%
TPT MedTech UK LTD	TPT MedTech UK	2020	100%
TPT Global Defense Systems, Inc.	TPT Global Defense	2021	100%
TPT Innovations Technology, Inc.	TPT Innovations	2021	100%
TPT Global Caribbean Inc.	TPT Caribbean	2021	100%
TPT Media and Entertainment, LLC	TPT Media and Entertainment	2021	100%
VuMe Live, LLC	VuMe Live	2021	100%
Digithrive, LLC	Digithrive	2021	100%
Information Security and Training, LLC	IST	2022	0%

We are based in San Diego, California, and operate as a technology-based company with divisions providing telecommunications, construction and product distribution, media content for domestic and international syndication as well as technology solutions. We operate as a Media Content Hub for Domestic and International syndication, Technology/Telecommunications company using our own proprietary Global Digital Media TV and Telecommunications infrastructure platform and also provide technology solutions to businesses domestically and worldwide.  We offer Software as a Service (SaaS), Technology Platform as a Service (PAAS), Cloud-based Unified Communication as a Service (UCaaS) and carrier-grade performance and support for businesses over our private IP MPLS fiber and wireless network in the United States. Our cloud-based UCaaS services allow businesses of any size to enjoy all the latest voice, data, media and collaboration features in today's global technology markets. We also operate as a Master Distributor for Nationwide Mobile Virtual Network Operators (MVNO) and Independent Sales Organization (ISO) as a Master Distributor for Pre-Paid Cellphone services, Mobile phones, Cellphone Accessories and Global Roaming Cellphones.

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

CORPORATE STRUCTURE

Our corporate structure is as follows:

OTCQB Stock Symbol

Currently there is a limited public trading market for our stock on OTCQB under the symbol “TPTW.”

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

To date we have generated revenues primarily through operating as a Competitive Local Exchange Carrier (“CLEC”) in Arizona and as an Internet Service Provider. Our primary revenues in 2022 and 2021 are primarily from telecommunications services and products including internet sales, and from film production.  During 2022, we acquired a construction services company which we anticipate will play a bigger role in revenues going forward.

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

SpeedConnect was a privately-held Broadband Wireless Access (BWA) provider. Today, we believe TPT SpeedConnect is one of the nation’s larger rural wireless broadband Internet providers which serves approximately 5,600 residential and commercial wireless broadband Internet customers, in Arizona, Idaho, Michigan, Montana and Texas.

TPT SpeedConnect is a full-service ISP.  The company’s main back office is run by company employees, and includes, network management, network monitoring and maintenance, significant allocations of registered address in public IP4 and IP6 space, employee based customer service, installation services, automated resources and application based scheduling and tracking, paper, ACH, credit card, and email billing, warehousing, fulfillment, integrated customer premise provisioning, walled garden collections and customer self-restarts, bandwidth usage tracking, integrated, secure, and deep financial and operations dash board reporting, collections, accounting, payables, owned and licensed backhaul, intelligent bandwidth management, consumption rated billing, customer payment portals, and all wrapped in a mature, first hit on all search engines, Internet Brand. The company today services approximately 5,600 residential and commercial Internet customers over its approximately 150+-cellular tower footprint across 5 Midwestern States.

Today’s urban ISP landscape is highly competitive and dominated by some of the world’s largest companies.  Names like Comcast, AT&T, Cox, Charter and DISH are household words. Home Internet service has become synonymous with Cable.  However, this is limited to the high-density top 100 markets.  Beyond that the competition becomes more small licensed free wireless providers and satellite.  Wire-line providers, unless backed with government subsidies, do not build beyond 15 homes per street mile.   SpeedConnect services both rural and non-rural areas, and historically has done well in both marketplaces, however the margins are improved in the more rural areas due to reduced voluntary and involuntary customer attrition.

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

Information Security and Training, LLC – Construction Services Division

IST is an SBA 8(a) certified general contractor with over 25 years of experience that has completed over 100 projects in the Federal marketplace for over 15 different Federal Agencies. IST has been successfully providing design-build construction, demolition, abatement, earthwork, concrete, steel and metal work, masonry, underground utilities, environmental protection, and site restoration services since 2008. IST differentiates itself by offering superior quality results at a  competitive price. IST safely delivers projects on time and within budget. IST is committed to maintaining customer satisfaction, trust and integrity by delivering quality products and services conforming to industry best practices and continuous process improvement.

TPT MedTech, LLC – Medical Division

TPT MedTech was positioned to take advantage of the current trend in Point of Care Testing (“POCT”) by aligning itself with the exponential growth of smart devices equipped with mobile healthcare (mH), which was to revolutionize personalized healthcare monitoring and management, thereby paving the way for next-generation POCT.  TPT MedTech did not generate significant revenues in 2022 and will take additional capital to open up this revenue stream.

San Diego Media Division

San Diego Media, Inc. (“SDM”) operated as an established Southern California based software engineering and Internet e-commerce marketing services company that provided enterprise-class integrated solutions for manufacturers, retailers, and distributors focused on developing solutions for companies seeking online growth and profitability.  SDM currently does not have any customers.  It will take capital to reopen this revenue stream.

K Telecom and Global Telecom- GSM Distribution

K Telecom and Global Telecom were located in the Northwest of the United States and sold and distributed GSM Cell Phone and Prepaid GSM Services for MVNO’s (Mobile Virtual Network Operators) through approximately 100 brick and mortar retail store-front locations in Washington and Oregon.  K Telecom and Global Telecom currently do not have any customers.  It will take capital to reopen these revenue streams and activate the legal entities which have been inactivated by their respective states.

Copperhead Digital Holdings, LLC /TruCom, LLC– CLEC–Phoenix, Arizona

Copperhead Digital operated as a regional internet and telecom services provider operating in Arizona under the trade name TruCom.  Although there are currently no customers and it will take capital to reopen this revenue stream, Copperhead Digital operated as a wireless telecommunications Internet Service Provider (“ISP”) facilitating both residential and commercial accounts. Copperhead Digital’s primary business model was subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resold third-party satellite and DSL internet and IP telephony services.  Copperhead Digital currently does not have any customers.  It will take capital to reopen this revenue stream.

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

Each of our four divisions contributes to the launch of our global Content delivery platform “VuMe” formerly known as “ViewMe Live” and creates cross pollinating revenue opportunities and a closed Global E-commerce Eco environment which we believe will help us execute our short- and long-term corporate objectives. Our Content Division which consists of Blue Collar Productions (our TV and Film content Production company) creates original content and in some cases third party content. Once Content has been produced, we will then broadcast and deliver that content over our proprietary Mobile TV Platform domestically and internationally.

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

We have generated revenues in 2022 and 2021, primarily through operating as a Broadband Internet provider. The Company can also operate its approximate 58 miles Fiber optic ring throughout the greater Phoenix valley offering such services as Basic Residential Phone service, Basic Business phone service, POT’s lines, Basic Fiber Broadband Internet services, Wireless Internet Services, Toll Free 800 services, EFax, Erate, Dedicated T-1 Services, Auto Attendant, SIP Trunks, Mobile and VoIP services. These offerings will continue for the foreseeable future weighted heavily towards offering more Wireless Internet services and the Fiber Ring will be transformed into a Private Test facility to be offered for rent to businesses needing a private network to test new products for proof of concept purposes.   Since the acquisition of the assets of SpeedConnect in 2019, we operate as a Broadband Wireless Access (BWA) provider and are considered one of the nation’s largest rural wireless broadband Internet providers serving approximately 5,600 residential and commercial wireless broadband Internet customers, in Arizona, Idaho, Michigan, Montana, and Texas.

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

Market Launch - Through our acquisition of VuMe from Matrixsites, we have acquired the live backend broadcast Network technology for our Global Mobile TV and Social Media platform. Subject to raising capital ($2,000,000) from our fund-raising activities we have completed the frontend development component and believe we are within three to six months to launch its “VuMe” Mobile APP delivery platform.

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

RECENT ACQUISITIONS/FORMATIONS OF OPERATING DIVISIONS/SUBSIDIARIES

TPT Strategic Merger with Information Security and Training LLC

Dated as of June 29, 2022, TPT Strategic entered into a definitive agreement for the acquisition of the assets and Information Security and Training LLC (“IST LLC” or “IST”)  a General Construction and Information Technology Services company based in Huntsville Alabama with branch offices in Nashville TN, Birmingham Al, Jackson MS, Fort Campbell KY, New Orleans LA, and Joint Base Lewis-McChord.  The TPT Strategic and IST, LLC agreement, which closed October 20, 2022, for the acquisition is a stock transaction where the founder and sole interest holder, Everett Lanier, is to receive Preferred Series B shares of TPT Strategic that will convert to a 10% ownership of TPT Strategic under certain conditions. The acquisition includes the assumption of all assets and certain liabilities. Everett Lanier will remain as the President and will become a Board Member of TPT Strategic.

TPT Strategic Merger with Education System Management, Inc.

TPT Strategic previously entered into a merger agreement with Education System Management, Inc. (“EDSM”) which was contingent on EDSM completing an audit in six months, which EDSM did not complete.

TPT Global Tech Securities Purchase Agreement with MA Littman Atty

Securities Purchase Agreement and Convertible Promissory Note

On March 24, 2023, TPT Global Tech, Inc. (“TPT”) entered into a Securities Purchase Agreement dated with MA Littman Atty Defined Benefit Plan (“Seller”) and Asberry22 Holdings, Inc. (“Asberry”) for the purchase of 500,000 shares of Series A Super Majority Voting Preferred Stock of Asberry for the aggregate principal amount of $500,000. Such five hundred thousand shares of Series A Supermajority Voting Preferred Stock are Supermajority Voting to vote equivalent of 90% of the outstanding common shares of the Common Stock of Asberry at any time (post reverse split of any amount) in the form of the Series A Designation of Rights and Privileges under Exhibit A of the Securities Purchase Agreement.

TPT entered into a $500,000 convertible promissory note (“Convertible Promissory Note”) with Michael A. Littman, Atty Defined Benefit Plan (“MAL-Plan”) pursuant to the above referenced Securities Purchase Agreement. The Convertible Promissory Note is due 180 days from March 24, 2023 and pays interest at the rate of 6% per annum. The Convertible Promissory Note may convert all or part (in increments) of the principal balance to common stock of the Company at the rate of 85% of the volume weighted average price for the preceding 5 market trading days. The Company agreed to file the necessary S-1 to register any shares underlying this conversion right within 120 days of March 24, 2023. To convert, MAL-Plan shall give notice of conversion together with the increment of the note, in writing to the Company, and the conversion shall be effective upon such date of notice.

ASHI Agreement and Plan of Merger

An Agreement and Plan of Merger ("ASHI Agreement") was made and entered into as of March 24, 2023 by and among TPT SpeedConnect LLC, a Colorado Limited Liability Company (wholly-owned subsidiary of TPT Global Tech, Inc.) ("SPC"), and Asberry 22 Holdings, Inc., a Delaware Corporation ("ASHI"), and SPC Acquisition, Inc., a wholly-owned subsidiary of ASHI, domiciled in Colorado ("Acquisition Sub"). SPC then converted to a Corporate entity and Acquisition Sub merged with and into SPC (the "Merger"). The separate corporate existence of Acquisition Sub ceased and SPC continues as the surviving corporation in the Merger and as wholly-owned subsidiary of ASHI. All of the properties, rights and privileges, and power of SPC, vest in the Subsidiary, and all debts, liabilities and duties of SPC are the debts, liabilities and duties of the Subsidiary. The shares of common stock of Acquisition Sub issued and outstanding immediately prior to the Effective Time is converted into and exchange for 1,000 validly issued, fully paid and non-assessable shares of the Subsidiary's common stock.

TPT Global Tech, Inc. is to be issued a total of 4,658,318 common shares of ASHI (the "ASHI Common Stock"), as a result of the merger, constituting 85% of the then issued and outstanding common stock. TPT Global Tech, Inc. also has purchased all of the 500,000 Series A Super Majority Voting Preferred Shares of ASHI.ASHI shall file a Form S-1 Registration Statement with the Securities Exchange Commission within 120 days after closing, to register for resale: a) the common shares of ASHI, issued at closing, b) conversion shares for the Series A Supermajority Preferred Stock and c) those outstanding shares of the shareholders of ASHI existing as of the day prior to closing, and shall pursue such S-1 filing diligently to effectiveness.

The Officers of ASHI shall resign effective upon the appointment of the new Officers, as designated by SPC. The Current Directors of ASHI shall remain as directors until the Series A Preferred Stock (500,000 shares) of ASHI shall have been redeemed or converted. SPC shall have designated two new directors for appointment effective at closing, and may then appoint new Officers, and the current officers shall resign at closing.

TPT Acquisition of Property for Smart City Concept

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

Described in greater detail below are our key products and services are as follows:

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

SpeedConnect is a privately-held Broadband Wireless Access (BWA) provider. Today, TPT SpeedConnect is one of the nation’s largest rural wireless broadband Internet providers which serves approximately 5,600 residential and commercial wireless broadband Internet customers, in Arizona, Idaho, Michigan, Montana and Texas.

TPT SpeedConnect is a full-service ISP. The company’s back office is run by company employees, and includes network management, network monitoring and maintenance, significant allocations of registered address in public IP4 and IP6 space, employee based customer service, installation services, automated resources and application based scheduling and tracking, paper, ACH, credit card, and email billing, warehousing, fulfillment, integrated customer premise provisioning, walled garden collections and customer self-restarts, bandwidth usage tracking, integrated, secure, and deep financial and operations dash board reporting, collections, accounting, payables, owned and licensed backhaul, intelligent bandwidth management, consumption rated billing, customer payment portals, and all wrapped in a mature, first hit on all search engines, Internet Brand. The company today services approximately 5,600 residential and commercial Internet customers over its approximately 150+-cellular tower footprint across 5 Midwestern States.

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

Information Security and Training, LLC - Construction

IST is an SBA 8(a) certified general contractor with over 25 years of experience that has completed over 100 projects in the Federal marketplace for over 15 different Federal Agencies. IST has been successfully providing design-build construction, demolition, abatement, earthwork, concrete, steel and metal work, masonry, underground utilities, environmental protection, and site restoration services since 2008. IST differentiates itself by offering superior quality results at a competitive price. IST safely delivers projects on time and within budget. IST is committed to maintaining customer satisfaction, trust and integrity by delivering quality products and services conforming to industry best practices and continuous process improvement.

TPT MedTech, LLC – Medical Division

TPT MedTech was positioned to take advantage of the current trend in Point of Care Testing (“POCT”) by aligning itself with the exponential growth of smart devices equipped with mobile healthcare (mH), which was to revolutionize personalized healthcare monitoring and management, thereby paving the way for next-generation POCT.  TPT MedTech did not generate significant revenues in 2022 and will take additional capital to open up this revenue stream.

San Diego Media Division

San Diego Media, Inc. (“SDM”) operated as an established Southern California based software engineering and Internet e-commerce marketing services company that provided enterprise-class integrated solutions for manufacturers, retailers, and distributors focused on developing solutions for companies seeking online growth and profitability.  SDM currently does not have any customers.  It will take capital to reopen this revenue stream.

K Telecom and Global Telecom- GSM Distribution

K Telecom and Global Telecom were located in the Northwest of the United States and sold and distributed GSM Cell Phone and Prepaid GSM Services for MVNO’s (Mobile Virtual Network Operators) through approximately 100 brick and mortar retail store-front locations in Washington and Oregon.  K Telecom and Global Telecom currently do not have any customers.  It will take capital to reopen this revenue stream.

Copperhead Digital Holdings, LLC /TruCom, LLC– CLEC–Phoenix, Arizona

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

Each of our four divisions contributes to the launch of our global Content delivery platform “VuMe” and creates cross pollinating revenue opportunities and a closed Global E-commerce Eco environment which we believe will help us execute our short and long term corporate objectives. Our Content Division which consists of Blue Collar Productions (our TV and Film content Production company) creates original content and in some cases third party content. Once Content has been produced we will then broadcast and delivered that content over our proprietary Mobile TV Platform on our proprietary TruCom Telecommunication Network infrastructure domestically and internationally.

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

RECENT DEVELOPMENTS

Financing Arrangements

On February 8, 2023, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a $81,675 promissory note agreement (1800 Diagonal Note #2”). The 1800 Diagonal Note #2 has an original issue discount of 9%, or $7,425, and bears interest at 9%, 22% upon default, and is convertible into shares of the Company’s common stock only under default, as defined.  Total of $81,675 plus and accrued interest is due February 7, 2024.  At any time following default, as defined, conversion rights exist at a discount rate of 25% of the lowest trading price for the Company’s common stock during the previous 10 trading days prior to conversion. 150,000,000 common shares of the Company have been reserved with the transfer agent for possible conversion under a default.

On February 9, 2023, TPT Global Tech, Inc. and FirstFire Global Opportunities Fund, LLC (“First Fire”) entered into a $330,000 promissory note agreement (Firstfire Note #2”). The  FirstFire Note #2 has an original issue discount of 9%, or $30,000, and bears interest at 10%, 20% upon default, and is convertible into shares of the Company’s common stock only under default, as defined.  $33,000 of interest is considered earned at the issue date.  Total of $330,000 plus accrued interest is due February 8, 2024.  Conversion rights exist that at any time after issuance, the FirstFire Note #2 can be exchanged for shares of common stock at $.0012 per share. 350,000,000 common shares of the Company’s common stock have been reserved with the transfer agent for possible conversion.

Amendments to Articles of Incorporation or Bylaws

On February 14, 2023, the Board of Directors of the Company  in accordance with the provisions of the Certificate of Incorporation, as amended, and by-laws of the Company amended the Certificate of Incorporation to increase the authorized number of common shares by Two Billion (2,000,000,000) which increased the total authorized common shares to Four Billion Five Hundred Million (4,500,000,000) with all common shares having the then existing rights powers and privileges as per the existing amended Certificate of Incorporate and Bylaws of the Company.

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

The purpose of our marketing efforts is to move the product sales from their current position into the rapid growing “popularity” stage. Our strategy includes the following marketing programs: Branding; Merchandising; Direct; Display Advertising; Media; Public Relations; Publicity; Events; Investor Relations; Metrics Dashboard; and, Personal Sales. Our objective is to gain the sales momentum required to reach the “brand preference” stage of product growth as soon as possible. This is the stage where we plan sales growth at a steady and stabilized pace.

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

THE MEDIA MARKETING PROGRAM

We intend to test several media options to determine which, if any, effectively drive sales and sales leads. The mediums being considered include outdoor advertising, both static and mobile, magazine ads, and radio spots. Other media to be explored are direct mail postcards and emails to opt in viewers.

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

We intend to work our media to accelerate cohesively in the mobile technology sectors: LIVE Broadcast, Video on Demand (VOD) Apps, and Digital Video Magazine (DVM) Apps. While “white labeling” our technologies as SaaS, our primary focus is what we believe is the first Global Cyber LIVE Mobile TV broadcast network, VuMe Live. The VuMe Live Network™ is a 24-hour LIVE worldwide mobile TV network, delivered via iOS and Android apps. The VuMe Live Network™ presents a diversity of Linear Broadcast Channels (Domestically and International), coupled with Social Media Platforms with combined functions that compete with some of the largest and most powerful Digital Media platforms, to connected audiences who live a mobile-centric life.

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

We believe our competitive advantages are:

•	We believe our VuMe Live products and services are close to being ready to launch globally.
•	We offer 3-15 seconds latency Cellular – 1-5 on Wi-Fi.
•	We offer Proprietary Optimizing / Stabilizing software.
•	We offer Multi-Channel LIVE and Video on Demand worldwide.
•	We offer Patent Pending real time dynamic failover solution called Bulletproof™.
•	We offer our own proprietary voice switching and management platform running least cost routing and real time financial analytics.
•

We have over 175 existing USA and International Telephone companies already interconnected to our telecom switches. These customers and vendors are ready-made strategic technology distribution partners for our Telecom, Media, and Cloud Services products.

Construction Services

IST is an SBA 8(a) certified general contractor with over 25 years of experience that has completed over 100 projects in the Federal marketplace for over 15 different federal agencies. IST has been successfully providing design-build construction, demolition, abatement, earthwork, concrete, steel and metal work, masonry, underground utilities, environmental protection, and site restoration services since 2008. IST differentiates itself by offering superior quality results at a competitive price. IST safely delivers projects on time and within budget. IST is committed to maintaining customer satisfaction, trust and integrity by delivering quality products and services conforming to industry best practices and continuous process improvement.

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

Our Intended Network Services Marketing Plan and Product Roll Out for 2023

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

IST will continue to take advance of the SBA 8(a) contract offerings from the Federal and State governments.  They have generated relationships and a history of performance over several years.

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

•

History of Federal Contracts. IST has over 25 years of experience that has completed over 100 projects in the Federal marketplace for over 15 different federal agencies. IST has been successfully providing design-build construction, demolition, abatement, earthwork, concrete, steel and metal work, masonry, underground utilities, environmental protection, and site restoration services since 2008. IST differentiates itself by offering superior quality results at a  competitive price. IST safely delivers projects on time and within budget. IST is committed to maintaining customer satisfaction, trust and integrity by delivering quality products and services conforming to industry best practices and continuous process improvement.

FUTURE PLANS

Our VuMe Technology Plan

We offer VuMe technology for which we plan to expand marketing. We believe SaaS VuMe (VuMe) could become a leading Digital Media Mobile TV technology platform in the business-to-business and business-to-consumer markets. Our proprietary software platform can reach a worldwide audience of approximately one billion mobile viewers. VuMe addresses global mobile distribution of LIVE and Video on Demand (“VOD”) content as a white label Software as a Service (“SaaS”).

VuMe OTT live streaming technology is similar to what you see with satellite TV such as Dish Network and DirecTV, as well as cable companies. Almost all currently existing live streaming cannot do live broadcast streaming at this level and usually has anywhere from 1 minute to 10 minute delays or continuous buffering, never loading the video. With VuMe, there is the ability to have “worldwide” access for a live streaming event equal to standard television broadcasting with tens of millions of simultaneous users. We believe that VuMe is the first technology to be able to achieve this level of live streaming. In emerging countries that do not have fiber, cable and satellite TV, access to VuMe is simple and cost effective, as long as there is a cellular connection on a 3G network or higher (regardless of provider)[1]. VuMe aims to provide uninterrupted live streaming on mobile devices without buffering, crashes, pixilation, or audio and video syncing issues. One practical application of this technology is that a viewer can move from a Wi--Fi connection to a 3G connection without interruption. VuMe has a unique user interface with multi-channel access and built-in social media, and we believe it is unlike anything currently on the market. VuMe also has the capability to do a Live Linear Broadcast with VOD. VuMe’s technology has the potential to reduce web content pirating since high quality TV broadcast is now easily accessed worldwide on mobile devices.

[1] Subject to the laws and regulations of each country.

Currently, we believe we are the only company that does all the above in the industry and we believe VuMe has the potential to expand our technologies and applications even further.

The hottest technology in the over the top (“OTT”) market and the biggest challenge in the OTT market is “Live Linear Channel Broadcasting” and “Live Event Broadcasting” to equal standard television broadcasting on cable and satellite TV. This type of technology is superior to video on demand (VOD) streaming technology in both acquisition and delivery. The growth of OTT video delivery has been significant. In the past year alone, OTT has grown to $35 billion in global revenue, with $17 billion coming from emerging markets source Digital TV Research. VuMe has many technology advantages including: Artificial Intelligence (“AI”); the ability to simultaneously access millions of users simultaneously with virtually no latency equivalent to standard television broadcasting; global distribution (without interruption) on cellular and Wi-Fi; and a fully interactive menu user interface and worldwide advertising brokers in place.

VuMe’s content delivery network (“CDN”) can potentially reach tens of millions of mobile devices (tablets and smartphones) and has the potential to scale to one billion video streams globally. It loads content within seconds, not only for Wi-Fi, but also more importantly, on cellular networks that are 3G and higher. VuMe’s core technology is fully developed and is able to support clients on a turnkey native mobile app in less than 60 days. We have already achieved major milestones as the world’s largest private conduit build out for global deployment of LIVE and VOD streaming content. Our OTT live streaming technology is unique and proprietary. Here are some highlights on how VuMe can help from telecommunication companies to TV station broadcasters to digital film libraries.

VuMe has the ability to create a “Master Network Mobile App” that can allow for a multiple channel build out, each with its own unique Pay Per View charge (optional). This means a company can have a live event channel per country with a different price per user based on the economics of that country. VuMe has unlimited channel build out (e.g. a company could have 50 channels or 1000 channels). Any telecommunications company can have professional looking displays and user interfaces for mobile with VuMe, similar to what the large telecommunications companies provide. A Master Network App also allows a network to expand into other categories by country (e.g. additional sports categories for various sports by country). Expansion can focus on audience aggregation for sports and other forms of entertainment categories. Pay-Per View is an option for these expanded categories as well. We have built-in worldwide ad brokers for pre---roll commercial ads so that revenue can be generated as soon as possible. There is also potential to upsell to existing advertisers and sponsors and it can be brand specific by country.

VOICOPS APP

Spurned from our VuMe technology, the Company will Beta launch its Gaming Social Media App “VOICOPS”. “VOICOPS” as the company’s first gaming-focused APP and will offer a REAL-TIME Looking-for-Group (LFG) function providing a speedy way for gamers to group-up live in games and with audio “Chat ROOMS”. The Gaming Social Media App also allows for unlimited users to join the audience mode to listen-in on the action from each team. “VOICOPS” features several built-in social media functions for gamers to post articles, videos of game-play, and links to YouTube videos.

The initial gaming-focused platform “VOICOPS” will feature during its Beta launch will be Amazon’s highly anticipated Med Evil New World video game. Amazon released its Beta version in 2021 and TPT is planning its “VOICOPS” Beta launch anticipated to be in 2023.

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

IST

IST will continue to take advance of the SBA 8(a) contract offerings from the Federal and State governments.  They have generated relationships and a history of performance over several years.

TPT MedTech

TPT MedTech was positioned to take advantage of the current trend in Point of Care Testing (“POCT”) by aligning itself with the exponential growth of smart devices equipped with mobile healthcare (mH), which was to revolutionize personalized healthcare monitoring and management, thereby paving the way for next-generation POCT.  TPT MedTech did not generate significant revenues in 2022 and will take additional capital to open up this revenue stream.

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

Lion Smart Phone Product

We continue to seek a manufacturer for our Lion Smart Phone. Our Management believes our patent pending Lion smart phone is the first Full HD Naked Eye 3D smart phone ever launched in the United States. Lion Universe’s mobile 3D technology is patent pending. It is anticipated that a national and international roll out will occur. TPTW intends to build industry leading personal cellular phones designed for a wide appeal. With a business model built on innovation and progress starting with the Lion Phone technology, we intend to produce high-quality and easy-to-use cellular phones. Our Lion Phone was designed for consumers looking for portable and affordable cutting-edge technology. Our first-generation phones come equipped with full high definition resolution screen for better viewing. We believe this Full HD Naked Eye 3D smart Phone is perfect for watching movies, playing games, even editing photos or videos.

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

We understand the longer we wait the less advantage we might have in our efforts to market this phone as the marketplace moves very quickly. We intend to begin marketing this phone in 2023 as capital is available.

Our differentiation from web streaming

We are not a website-based video streaming technology. VuMe is strictly a native mobile app focused on video streaming technology for mobile platforms. We are not a dashboard-based video content company where users upload content; we are a complete turnkey SaaS application. A survey released in May 2015, sponsored by Level 3 Communications, stated, “Offering both VOD and Live Linear channels will be critical for OTT providers to entice new prospects and gain market share. This trend is a critical one. For existing OTT providers, offering a VOD service may not be enough to maintain, much less grow, market share.” The trend towards adding live linear channel content has the potential to become “table stakes” in the OTT game over the next several years, with both breaking news and live sports content leading the way in terms of interest for OTT service providers adding live linear channels.

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

The SaaS suite includes full app development on Apple iOS, Google Android and Roku connected boxes, user interface (menu system), advertising broker network for pre---roll commercial ads (from date of launch), 24/7 LIVE monitoring of inbound and outbound signals, data analytics, seamless updating to all platforms, Amazon web service (AWS) blade servers, and coverage up to the first 20 million streams. The white label product is offered to stand-alone.

User Interface

In a preprogrammed live linear broadcast application, viewers have free access via a playlist by category and have the ability to “catch--up” with what they may have missed in the LIVE broadcast, regardless of its original airdate. The video-on-demand (VOD) feature provides the opportunity to access additional viewers and monetize past content. After several years in development, we believe that VuMe has a significant first to market advantage and that no other companies currently have a comparable commercialized offering.

Our Plan for Strategic Partnering with Telecommunication & Media Companies

Currently in the world, viewers usually need to have a contract with a cable provider (e.g. AT&T, Cox, Xfinity, Spectrum, or Cablevision in the U.S.) or satellite TV provider (e.g. DirecTV and DISH Network in the U.S.) and be in range of a residential or business Wi-Fi to be able to watch over the top (OTT) content on a connected TV device, website or mobile access. VuMe is capable of offering a nearly unlimited number of channels to mobile users virtually anywhere and everywhere, with global reach, far exceeding two U.S. satellite companies (DirecTV and DISH Network), which have 500+ channels each and are only available in the U.S.

We believe VuMe will immediately appeal to any channel that is currently on DirecTV and DISH Network for global mobile linear broadcast participation, simply because these platforms are only available in the U.S. market.

VuMe can provide low-powered TV stations (often found in churches and universities), along with high--powered stations, the ability to reach the entire global market. Other potential users are owners of libraries of digitized content, and LIVE event venues such as music concerts, sporting events, festivals, beauty pageants, summer and winter Olympic Games, award shows, red carpet events, trade shows and conventions. Enthusiasts can produce their own show in any area and could launch their own channels for travel, food, spirits, sports, outdoor recreation, retro TV shows, children, cartoons, comedy, drama, reality, education, automobiles, health, corporations, shopping, soap opera, game shows, dating, religion, etc., providing extensive possibilities for media expansion. Content providers will not be limited by the major TV networks and film studios for distribution rights.

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

The Telecommunications Act of 1996, which obligates carriers to permit competitors to interconnect their facilities to the carrier's network and to take various other steps that are designed to promote competition, imposes several duties on a carrier if it receives a specific request from another entity which seeks to connect with or provide services using the carrier's network. In addition, each carrier is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory "unbundled" access to all aspects of the carrier's network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors, on terms and conditions (including rates) that are just, reasonable and nondiscriminatory, to collocate their physical plant on the carrier's property, or provide virtual colocation if physical colocation is not practicable. Current FCC rules require carriers to lease a network element only in those situations where competing carriers genuinely would be impaired without access to such network elements, and where the unbundling would not interfere with the development of facilities-based competition.

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

Construction Services Division

IST works under requirements of the Federal and State governments in accordance with the rules and regulations promulgated but such agencies. IST has over 25 years of experience and has completed over 100 projects in the Federal marketplace for over 15 different federal agencies. IST has been successfully providing design-build construction, demolition, abatement, earthwork, concrete, steel and metal work, masonry, underground utilities, environmental protection, and site restoration services since 2008.  It is very familiar with the regulations required to work for the Federal government and has been compliant in such over its experience with Federal contracts.

Medical Division

TPT MedTech was positioned to take advantage of the current trend in Point of Care Testing (“POCT”) by aligning itself with the exponential growth of smart devices equipped with mobile healthcare (mH), which was to revolutionize personalized healthcare monitoring and management, thereby paving the way for next-generation POCT.  TPT MedTech did not generate significant revenues in 2022 and will take additional capital to open up this revenue stream.

For additional information about these matters, see “Risk Factors.”

LICENSES

Arizona CLEC license in Phoenix area. License #20090393 which expires 2023 and is renewable every seven years.

TITLE TO PROPERTIES

None.

BACKLOG OF ORDERS

We currently have backlogs of orders for sales, at this time.

GOVERNMENT CONTRACTS

We have minimal government contracts through IST.

COMPANY SPONSORED RESEARCH AND DEVELOPMENT

We are not conducting any research.

NUMBER OF PERSONS EMPLOYED

We have approximately 40 employees who work approximately 45 hours per week. All officers work approximately 60 hours per week. Directors work as needed.

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

As of December 31, 2022, the total debt or financing arrangements was $9,791,778, of which approximately $7,000,747 or 22.0% of total current liabilities is past due.  As of December 31, 2022, the Company had financing lease liability-related amounts of $710,776. Our inability to renegotiate our indebtedness may cause lien holders to obtain possession of a good portion of our assets which would significantly alter our ability to generate revenues and obtain any additional financing.

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

We use commercial data networks to service customers cloud based services and the associated customer data. Any data is subject to the risk of physical or electronic intrusion by unauthorized parties. We have multi-homed firewalls and Intrusion Detection / Prevention systems to protect against electronic intrusion and two physical security levels in our networks. Our policy is to close all external ports as a default. Robust anti-virus software runs on all client servers. Systems have automated monitoring and alerting for unusual activity. We also have a Security Officer who monitors these systems. We have better security systems and expertise than our clients can afford separately but any failure of these systems could adversely affect our business growth and financial condition.

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

We anticipate generating revenues in the future from broadband connectivity, other Internet services, broadband and in the cloud services. Demand and market acceptance for these recently introduced services and products delivered over the Internet is uncertain. Critical issues concerning the use of the Internet, such as ease of access, security, reliability, cost and quality of service, exist and may affect the growth of Internet use or the attractiveness of conducting commerce online. In addition, the Internet and online services may not be accepted as viable for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and online services continue to experience significant growth, there can be no assurance that the infrastructure of the Internet and online services will prove adequate to support increased user demands. In addition, the Internet or online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or online service activity. Changes in, or insufficient availability of, telecommunications services to support the Internet or online services also could result in slower response times and adversely affect usage of the Internet and online services generally and us in particular. If use of the Internet and online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and online services does not effectively support growth that may occur, or if the Internet and online services do not become a viable commercial marketplace, our business could be adversely affected.

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

We depend on contract manufacturers to produce and deliver acceptable, high quality products on a timely basis. We also depend on a limited number of third parties to maintain our network facilities. If our contract manufacturer or other providers do not satisfy our requirements, or if we lose our contract manufacturers or any other significant provider, we may have an insufficient network service for delivery to subscribers, we may be forced to suspend portions of our wireless broadband network, enrollment of new subscribers, and product sales and our business, prospects, financial condition and operating results may be harmed.

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

We, from time to time, rely on the sales force of third-party sales organizations with support from our own selling resources. The third-party relationships and internal organization are not fully developed at this time and must be developed. We may not be able to hire effective inside salespeople to help our third-party sales organizations close sales. There is no assurance that any approaches will improve sales. Further, using only a direct sales force would be less cost-effective than our plan to use third-party sales organizations. In addition, a direct sales model may be ineffective if we were unable to hire and retain qualified salespeople and if the sales force fails to complete sales. Moreover, even if we successfully implement our business strategy, we may not have positive operating results. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors.

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

We are a reporting company.

We are subject to the reporting requirements under the Securities and Exchange Act of 1934. As a result, shareholders will have access to the information required to be reported by publicly held companies under the Exchange Act and the regulations thereunder. As a result, we are subject to legal and accounting expenses that private companies are not subject to and this could affect our ability to generate operating income.

We are an “emerging growth company,” and any decision on our part to comply only with certain reduced disclosure requirements applicable to “emerging growth companies” could make our Shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we expect and fully intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and Member approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our securities that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)2(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt into the extended transition period for complying with the revised accounting standards. We have elected to rely on these exemptions and reduced disclosure requirements applicable to “emerging growth companies” and expect to continue to do so.

RISK FACTORS RELATED TO OUR STOCK

We can give no assurance of success or profitability to our investors.

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2022 and 2021. Financing activities described below have helped with working capital and other capital requirements.

We incurred $21,749,920 and $4,095,507, respectively, in losses, and we used $226,493 and $995,093, respectively, in cash for operations for the years ended December 31, 2022 and 2021. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-lived assets and share-based compensation which totaled to a net $16,746,502 for 2022 and $(1,170,451) for 2021.

In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.  For the year ended December 31, 2022, we had a net increase in our assets and liabilities of $4,776,925 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and an increase in the balances from our operating lease liabilities.  For the year ended December 31, 2021, we had a net increase to our assets and liabilities of $4,270,865 for similar reasons.

Cash flows from financing activities were $(180,525) and $1,169,810 for the years ended December 31, 2022 and 2021, respectively.  For the year ended December 30, 2022, these cash flows were generated from proceeds from convertible notes, loans and advances of $1,256,187 offset by payment on convertible loans, advances and factoring agreements of $1,391,580 and payments on convertible notes and amounts payable – related parties of $45,132.  For the year ended December 31, 2021, these cash flows were generated from the sale of Series D Preferred Stock, common stock subscriptions of $610,502, proceeds from convertible notes, loans and advances of $3,900,400 offset by payment on convertible loans, advances and factoring agreements of $3,502,592 and payments on convertible notes and amounts payable – related parties of $64,480.

Cash flows provided by (used in) investing activities were $(22,747) and $324,040, respectively, for the years ended December 31, 2022 and 2021 primarily related to the acquisition of property and equipment and the purchase of IST.

These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After close monitoring and responses and guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, for a period of time, the Company closed certain offices, all of which have be subsequently reopened.  The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible extensions to all or part of such closures.

The Company has taken advantage of the stimulus offerings and received $1,402,700 in PPP loans.  All of these PPP loans were forgiven in the year ended December 31, 2021.  The Company is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues continue to decline. During the year ended December 31, 2022, the Company entered into convertible promissory notes for a total of $744,260.  Subsequent to December 31, 2022, the Company entered into convertible promissory notes for $81,675 and $330,000.

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

As of December 31, 2022, we had the following convertible promissory notes, preferred stock and options and warrants outstanding that are convertible into common shares as follows:

Convertible Promissory Notes	3,787,362,740
Series A Preferred Stock (1)	12,610,847,082
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	74,998,392
Series E Preferred Stock (3)	3,285,381,029
Stock Options and Warrants	129,116,666
19,890,294,603

_______________

1.

As of December 31, 2022, by amendment, holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed upon date of conversion to 60% of the common shares computed to include all projected conversions of all convertible debt and any other classes of Preferred Stock as if the conversions had taken place at the stated conversion price per share (i.e. for the avoidance of doubt – “fully diluted” as if such conversion had occurred prior to the Series A conversion.) The Company would have to authorize additional shares for this to occur as only 4,500,000,000 shares are currently authorized.

2.

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

3.

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

Stock Options

On October 14, 2017, the Board of Directors and majority stockholders of TPT approved the 2017 TPT Global Tech, Inc. Stock Option and Award Incentive Plan (“the 2017 Plan.”) There are 20,000,000 shares of our common stock reserved under the 2017 Plan.

Warrants

As of December 31, 2022, there were 129,116,666 warrants outstanding that expire in five years or in the years ended December 31, 2024 -2027.  As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 1,000,000 warrants to purchase 1,000,000 common shares of the Company at 70% of the current market price.  Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice.  However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

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

The warrants issued under these convertible promissory notes were considered derivative liabilities valued at $187,745 of the total $4,822,398 derivative liabilities as of December 31, 2022. See Note 5.

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

Outside of convertible debt arrangements that exist, there are no intended sales of common stock.

Any new potential investors will suffer a disproportionate risk and there will be immediate dilution of existing investors’ investments.

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

ITEM 3. LEGAL PROCEEDINGS.

On March 18, 2019, the Company issued to an Investor a convertible promissory note in the principal amount of $600,000.00 (the “Auctus Promissory Note”) and Warrant Agreement (the “Auctus Warrant Agreement”) pursuant to that certain securities purchase agreement dated March 18, 2019 (the “Auctus SPA”) with Auctus Fund, LLC (“Auctus”). Pursuant to claims by Auctus that the Company had not complied with terms of the Auctus SPA, the Company and Auctus entered into a settlement agreement dated October 13, 2021 where by the Company would pay $763,231 and allow Auctus to exercise its right to exercise 15,000,000 warrants to purchase 15,000,000 shares of common stock.  Auctus agreed to limit the sale of common shares of the Company to 2,000,000 during each respective calendar week. The Company recognized a gain on debt extinguishment of $7,068,339 when this Auctus Promissory Note was paid off in large part because of the related derivative liability on the books at the time of the settlement.

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019.   More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months.  EMA has claimed in excess of $7,614,967 in relief.  The Company has filed a motion in response for which EMA has filed a motion to dismiss.   The Company does not believe at this time that any negative outcome would result in more than the $920,579 it has recorded on its balance sheet as of December 31, 2022.

A lawsuit was filed in Michigan by the one of the former owners of SpeedConnect, LLC, John Ogren.   Mr. Ogren claimed he was owed back wages related to the acquisition agreement wherein the Company acquired the assets of SpeedConnect, LLC and kept him on through a consulting agreement. The Company’s position was that he ultimately resigned in writing and was not due any back wages.  In August 2021, Mr. Ogren was awarded $334,908 in back wages by an Arbitrator.  This amount has been expensed in the statement of operations as other expenses for the year ended December 31, 2021.  Mr. Ogren and the Company agreed to a settlement whereby the Company would pay $120,000 within 14 days of a written agreement with four monthly payments of $20,000 starting on December 5, 2021 through March 2, 2022. This debt was completely paid off as of December 31, 2022.

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc.  The claim derives from an outstanding debt by incurred by Copperhead Digital.  The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid.  The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030.62 plus interest, costs and attorney fees.  The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of December 31, 2022 for this subsidiary payable.

Lawsuits are being threatened by vendors in relation to tower lease payments in accordance with tower lease agreements that were entered into by SpeedConnect.  The claims are currently being investigated and the amount in controversy being claimed is approximately $2,784,107. The Company has approximately $2,903,316 in accounts payable for these threatened claims as of December 31, 2022.  The claims appear to include lease agreements that have been terminated and future payments not yet due, among other issues.  As such, the parties are trying to come up with resolutions for these claims.

We have been named in lawsuits by two merchant debt companies, Mr. Advance and CLOUDFUND versus TPT Global Tech and TPT SpeedConnect for non-payment under the debt agreements for which the companies received judgements against the Company.  The judgements totaled $521,409, including legal and other fees for which the Company has $546,219 recorded in loans, advances and agreements.  The Company is in negotiations with both of these companies to restructure payment and work out acceptable terns.  Management believes it will not have to pay more than what it has recorded in accounts payable.

We have been named in a lawsuit by AHS Staffing, LLC against TPT MedTech, LLC claiming unpayment of $159,959 in billings for medical staffing services rendered by AHS Staffing, LLC on behalf of TPT MedTech. The Company believes it has defenses for a portion of the services rendered but has recorded a payable in accounts payable in the consolidated balance sheet of $120,967. Management does not believe that an unfavorable outcome will result in payment of more than is recorded in accounts payable.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCQB for the periods indicated.

	2022		2021		2020
Quarter Ended	High	Low	High	Low	High	Low
March 31	$0.0154	$0.007	$0.10	$0.03	$0.011	$0.0007
June 30	$0.0132	$0.0049	$0.04	$0.01	$0.037	$0.002
September 30	$0.0075	$0.001	$0.07	$0.01	$0.093	$0.024
December 31	$0.0119	$0.0015	$0.03	$0.01	$0.06	$0.021

Holders

As of May 13, 2023, there are approximately 434 record holders of 1,723,749,021 shares of our common stock.

Dividends

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

Options & Warrants

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

Common Stock

We are presently authorized to issue four billion five hundred million (4,500,000,000) shares of our $0.001 par value common stock. A total of One Billion, Seven Hundred Twenty-Three Million, Seven Hundred Forty-Nine Thousand, Twenty-One (1,723,749,021) common shares are issued and outstanding as of May 13, 2023.

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

Preferred Stock

As of May 13, 2023, we had authorized one hundred million (100,000,000) shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock.

Series A Convertible Preferred Stock

The Company designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock.  In February 2015, the Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock to Stephen Thomas, Chairman, CEO and President of the Company, valued at $3,117,000 for compensation expense. These shares are outstanding as of May 13, 2023.

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

As of May 13, 2023, by amendment,  holders of the Series A Preferred Stock shall, collectively have the right to convert all of their Series A Preferred Stock when conversion is elected into that number of shares of Common Stock of the Company, as amended and restated July 5, 2022 by the Board of Directors and a majority of the outstanding voting shares of the Company, determined by the following formula: 60% of the common shares computed to include all projected conversions of all convertible debt and any other classes of Preferred Stock as if the conversions had taken place at the stated conversion price per share (i.e. for the avoidance of doubt – “fully diluted” as if such conversion had occurred prior to the Series A conversion.) The Company determined that due to the significance of the amendment, it should be accounted for as an extinguishment and fair valued the amended Series A Preferred Stock at $42,983,742, creating a deemed dividend of $39,866,742. The valuation of the amended Series A Preferred Stock was done by a qualified independent third party.

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

There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of May 13, 2023.

The Series B Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

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

There are no shares of Series C Convertible Preferred Stock outstanding as of May 13, 2023. There are approximately $553,100 in convertible notes payable convertible into Series C Convertible Preferred Stock which compromise some of the common stock equivalents calculated in the Consolidated Financial Statements.

The Series C Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Series D Convertible Preferred Stock

In 2019, the Company previously authorized (20,000,000) Series D 8% Cumulative Dividend Convertible Preferred Stock for which no shares were issued. On July 6, 2020, September 15, 2021, and March 20, 2020, the Company authorized amendments to the Certificate of Designation whereby the authorized amount is ten million (10,000,000) Series D 6% Cumulative Dividend Convertible Preferred Stock which has the following features:

(i) 6% Cumulative Annual Dividends payable on the purchase value in cash or common stock of the Company at the discretion of the Board and payment is also at the discretion of the Board, which may decide to cumulate to future years; (ii) Any time after 12 months from issuance an option to convert to common stock at the election of the holder @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00; (iii) Automatic conversion of the Series D Preferred Stock shall occur without consent of holders upon any national exchange listing approval and the registration effectiveness of common stock underlying the conversion rights. The automatic conversion to common from Series D Preferred shall be @75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00, which shall be post-reverse split as may be necessary for any Exchange listing; (iv) Registration Rights – the Company has granted Piggyback Registration Rights for common stock underlying conversion rights in the event it files any other Registration Statement (other than an S-1 that the Company may file  for certain conversion common shares for the convertible note financing that was arranged and funded in 2019). Further, the Company will file and pursue to effectiveness a Registration Statement or offering statement for common stock underlying the Automatic Conversion event triggered by an exchange listing; and (v) Liquidation Rights - $5.00 per share plus any accrued unpaid dividends – subordinate to Series A, B, and C Preferred Stock receiving full liquidation under the terms of such series.  The Company has redemption rights for the first year following the Issuance Date to redeem all or part of the principal amount of the Series D Preferred Stock at between 115% and 140%.

During the year ended December 31, 2021, 46,649 shares of Series D Preferred Stock were purchased for $233,244 of which Stephen Thomas, CEO of the Company, acquired 36,649 for $183,244. The remainder of the shares purchased as of June 30, 2021 were purchased by a third party.  As such, as of May 13, 2023, there are 46,649 shares of Series D Preferred Shares outstanding.

The Series D Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Series E Convertible Preferred Stock

On November 10, 2021, the Company designated 10,000,000 shares of the authorized 100,000,000 shares of the Company’s $0.001 par value preferred stock as the Series E Convertible Preferred Stock (“the Series E Preferred Shares”).

Series E Preferred shares have the following features: (i) 6% Cumulative Annual Dividends payable on the purchase value in cash or common stock of the Company at the discretion of the Board and payment is also at the discretion of the Board, which may decide to cumulate to future years; (ii) Any time after 12 months from issuance an option to convert to common stock at the election of the holder @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00; (iii) Automatic conversion of the Series E Preferred Stock shall occur without consent of holders upon any national exchange listing approval and the registration effectiveness of common stock underlying the conversion rights. The automatic conversion to common from Series E Preferred shall be @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00, which shall be post-reverse split as may be necessary for any Exchange listing; (iv) Registration Rights – the Company has granted Piggyback Registration Rights for common stock underlying conversion rights in the event it files any other Registration Statement (other than an S-1 that the Company may file for certain conversion common shares for the convertible note financing that was arranged and funded in 2019). Further, the Company will file, and pursue to effectiveness, a Registration Statement or offering statement for common stock underlying the Automatic Conversion event triggered by an exchange listing; and (v) Liquidation Rights - $5.00 per share plus any accrued unpaid dividends – subordinate to Series A, B, C and D Preferred Stock receiving full liquidation under the terms of such series. The Company has redemption rights for the first year following the Issuance Date to redeem all or part of the principal amount of the Series E Preferred Stock at between 115% and 140%.

As of May 13, 2023, there are 2,043,507 Series E Preferred shares outstanding as a result of exchanges of accounts payable, financing arrangements and lease agreements.  The Series E Preferred shares were given a fair value by a third-party valuation of $6.53 per share for which they were recorded as of September 30, 2022.  The difference between the valuation at $6.53 per share or $13,344,101 and the amount of accounts payable, financing arrangements and lease agreement balances of $10,987,477 or $2,356,624 was recorded as a loss on debt extinguishment for the year ended December 31, 2022.

The Series E Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Warrants

As of May 13, 2023, there were 129,116,666 warrants outstanding that expire in five years or in the years ended December 31, 2024 -2027.  As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 1,000,000 warrants to purchase 1,000,000 common shares of the Company at 70% of the current market price.  Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice.  However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

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

The warrants issued under these convertible promissory notes were considered derivative liabilities valued at $187,745 of the total $4,822,398 derivative liabilities as of December 31, 2022. See Note 5.

Effective October 14, 2017, we adopted the 2017 TPT Global Tech, Inc. Stock Option and Award Incentive Plan (the “Plan”). The Plan provides for grants of nonqualified stock options and other stock awards, including warrants, to designated employees, officers, directors, advisors and independent contractors. A maximum of 20,000,000 shares of our common stock were reserved for options and other stock awards under the Plan. We have the ability to issue either options or warrants under the Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

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

2021 Conversions			Accrued	Share	Price
	Date	Principal	Interest	Amounts	Per Share
Auctus	10/13/2020	423,300	—	15,000,000	0.0275
		—	—	—	—
		423,300	—	15,000,000

2022 Conversions			Accrued	Share	Price
	Date	Principal	Int & Fees	Amounts	Per Share
FirstFire	9/15/2022	59,160	—	17,000,000	0.0035
	10/19/2022	61,875	—	50,000,000	0.0012
	12/14/2022	125,625	—	50,000,000	0.0025
		246,660	—	117,000,000

Talos	9/1/2022	271,750	28,925	40,090,000	0.0075
		271,750	28,925	40,090,000

Blue Lake	9/8/2022	263,585	96,863	48,059,600	0.0075
		263,585	96,863	48,059,600

Cavalry Investment	11/15/2022	18,000	—	15,000,000	0.0012
		18,000	—	15,000,000

Cavalry Fund I	10/25/2022	—	25,000	20,161,290	0.0012
	11/15/2022	36,000	—	30,000,000	0.0012
		36,000	—	50,161,290

1800 Diagonal	11/17/2022	25,000	—	20,833,333	0.0012
	12/22/2022	40,000	—	20,000,000	0.0020
	12/30/2022	25,000	—	22,727,273	0.0011
		90,000	—	63,560,606

Total Conversions 2022		925,995	147,288	333,871,496

We have filed Forms with the SEC related to convertible promissory notes for which the underlying common shares have not be registered. Details of the convertible promissory notes can be found at http://sec.gov.

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2022.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2022, we had an accumulated deficit totaling $106,523,079. This raises substantial doubts about our ability to continue as a going concern.

We generate revenues primarily through telecommunications and Internet services and as a provider of ecommerce and cloud solutions in the western United States.

PLAN OF OPERATIONS

Our Capital Budget for the next 12 months

Liquidity and Capital Resource Needs

If we can raise sufficient capital resources, we intend to expend significant funds after our intended funding event equally throughout 2023 as follows.

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

Results of Operations

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

During the year ended December 31, 2022, we recognized total revenues of $7,836,579 compared to the prior period of $10,029,579. The decrease is largely attributable to the decrease in internet customers from attrition and the discontinuance of unprofitable operating locations. Decreases in MedTech revenue also occurred compared to the prior year from a decrease in operations.

Gross profit for the year ended December 31, 2022 was $1,609,883 compared to $2,227,404 for the prior period. Gross margin percentage decreased from 22% to 20% largely as a result of the decrease in internet customers.

During the year ended December 31, 2022, we recognized $15,637,702 in operating expenses compared to $8,905,220 for the prior period. The increase was in large part attributable to the research and development expense of $1,750,000 in the current period from the acquisition of a software developed by a third party and impairments in the current period for goodwill and long-lived assets of $7,283,276.

Derivative expense the current period was $650,071 compared to $3,536,901 for the prior. This results from the accounting for derivative financial instruments and is largely dependent on the company’s common stock trading price.

The loss on debt extinguishment of $2,248,092 for the current period results from the exchange of accounts payable, financing arrangements and lease agreement balances for Series E Preferred Stock and shares of common stock, as well as, losses on conversions of derivative debt for common shares.

Interest expense increased for the year ended December 31, 2022 compared to the prior period by $2,124,419. The increase comes largely from the amortization of debt discounts and default provisions on the Company’s derivative securities.

During the year ended December 31, 2022, we recognized a net loss of $21,749,920 compared to $4,095,507 for the prior period. The difference was loss on debt conversions, increase on interest expense from debt discounts and default provisions, impairments in the current year slightly offset by the decrease in derivative expense.

During the year ended December 31, 2022, the Company amended its series A Preferred Stock which resulted in a deemed dividend of $39,866,742 due to an increase in fair value of the Preferred A stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2022 and 2021. Financing activities described below have helped with working capital and other capital requirements.

We incurred $21,749,920 and $4,095,507, respectively, in losses, and we used $226,493 and $995,093, respectively, in cash for operations for the years ended December 31, 2022 and 2021. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-loved assts and share-based compensation which totaled to a net $16,746,502 for 2022 and $(1,170,451) for 2021.

In addition, we report increases in assets and reductions in liabilities as uses of cash and deceases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.  For the year ended December 31, 2022, we had a net increase in our assets and liabilities of $4,776,925 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and an increase in the balances from our operating lease liabilities.  For the year ended December 31, 2021 we had a net increase to our assets and liabilities of $4,270,865 for similar reasons.

Cash flows from financing activities were $(180,525) and $1,169,810 for the years ended December 31, 2022 and 2021, respectively.  For the year ended December 30, 2022, these cash flows were generated from proceeds from convertible notes, loans and advances of $1,256,187 offset by payment on convertible loans, advances and factoring agreements of $1,391,580 and payments on convertible notes and amounts payable – related parties of $45,132.  For the year ended December 31, 2021, these cash flows were generated from the sale of Series D Preferred Stock, common stock subscriptions of $610,502, proceeds from convertible notes, loans and advances of $3,900,400 offset by payment on convertible loans, advances and factoring agreements of $3,502,592 and payments on convertible notes and amounts payable – related parties of $64,480.

Cash flows provided by (used in) investing activities were $(22,747) and $324,040, respectively, for the years ended December 31, 2022 and 2021 primarily related to the acquisition of property and equipment and the purchase of IST.

These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After close monitoring and responses and guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, for a period of time, the Company closed certain offices, all of which have be subsequently reopened.  The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible extensions to all or part of such closures.

The Company has taken advantage of the stimulus offerings and received $1,402,700 in PPP loans.  All of these PPP loans were forgiven in the year ended December 31, 2021.  The Company is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues continue to decline. During the year ended December 31, 2022, the Company entered into convertible promissory notes for a total of $744,260.  Subsequent to December 31, 2022, the Company entered into convertible promissory notes for $81,675 and $330,000.

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

A summary of material terms of our financing arrangements as of December 31, 2022 is as follows:

	Balance	Rate	Due Date	Past Due		Conversion	Secured
Third party debt:
Loans and advances	$844,053	3.76-14%	May 2020 to March 2021	$59,263		None	Company assets
Convertible Notes Payable	3,054,869	6-24%	(1)	$2,908,776		Convertible at $0.15 to $0.25 per share	Company stock
Factoring Agreements	577,177	30-43%	February 2020 to October 2021	$577,177		None	Receivables
Total third party debt	$4,476,099

Related party debt:
Line of Credit	$2,742,929	1 Mo Libor plus 2.0%	(2)	$2,742,929		None	Trucom assets
Debt (Matrixsites)	1,550,000	0%	(3)	None		None	VuMe Live assets
42 Debt (Lion Phone)	350,000	0%	None	None		None	None
Debt (Air Fitness)(4)	115,500	--	February 1, 2021	115,500	(6)	None	Air Fitness assets
Convertible Debt	553,100	4-6%	Various in 2020 and 2021	$553,100		Convertible at $0.15 to $1.00 per share	Company assets
Shareholder Debt	4,150	0%	None	None		None	None
Total related party debt	$5,315,679
Total financing arrangements	$9,791,778

__________

(1) Various dates from December 2019 to June 2020.

(2) Subsequently amended to August 31, 2020.

(3) Payable $550,000 first proceeds raised by company.  Remainder as agreed.

(4) Air Fitness debt of $115,000 does not bear interest unless in default, is not convertible, is payable six months from origination (August 1, 2020) or as agreed up by the Company and the former owners (currently non-controlling interest holders) of Air Fitness has a security interest in the assets that were acquired.  This Note Payable became delinquent in 2021.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We use the following criteria described below in more detail for each business unit:

Identify the contract with the customer.

Identify the performance obligations in the contract.

Determine the transaction price.

Allocate the transaction price to performance obligations in the contract.

Recognize revenue when or as we satisfy a performance obligation.

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of operations for the years ended December 31, 2022 and 2021. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the years ended December 31, 2022 and 2021 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the year ended December 31, 2022	For the year ended December 31, 2021
TPT SpeedConnect	$5,429,010	$7,579,003
Blue Collar	1,522,490	1,545,721
TPT MedTech	89,755	155,919
IST	526,583	—
Other (1)	186,741	179,757
Total Services Revenues	$7,754,579	$9,460,400
TPT MedTech – Product Revenue	—	348,676
Air Fitness – Product Revenue	82,000	218,013
K Telecom – Product Revenue	—	2,490
Total Product Revenues	$82,000	$569,179
Total Revenue	$7,836,579	$10,029,579

___________

(1)	Includes international sales for the year ended December 31, 2022 and 2021 of $172,784 and $165,834, respectively, related to TPT Asia.

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 5 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue for TPT SpeedConnect at December 31, 2022 and 2021 are $75,556 and $421,643, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

IST: Revenue and Cost Recognition

The Company recognizes construction contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Construction contracts are accounted for as a single unit of account (single performance obligation) and are not segmented between types of services. The Company recognizes revenue using the percentage-of-completion method, progress toward completion of the Company’s contracts is measured by the percentage of costs incurred to date to estimate total costs for each contract. The percentage-of-completion method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer.

Provisions are recognized in the statements of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated cost of a contract exceeds its estimated total revenue. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract cost attributable to claims is included in revenues when realization is probable and the amount can be reasonably estimated.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred.

The accuracy of revenue and profit recognition in a given period depends on the accuracy of estimates of the cost to complete each project. Cost estimates for all significant projects use a detailed “bottom up” approach, and management believes that their experience allows them to create materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;
•	costs associated with scope changes;
•	costs of labor and/or materials;
•	extended overhead and other costs due to owner, weather, and other delays;
•	subcontractor performance issues;
•	changes in productivity expectations;
•	site conditions that differ from those assumed in the original bid (to the extend contract remedies are unavailable);
•	the availability and skill level of workers in the geographic location of the project;
•	a change in the availability and proximity of equipment and materials; and
•	the ability to fully and promptly recover on claims for additional contract costs.

The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins, may cause fluctuations in gross profit between periods. Significant changes in cost estimates, particularly in larger, more complex projects have had, and can in future periods have, a significant effect on profitability.

Costs and estimated earnings in excess of billings, represent unbilled amounts earned and reimbursable under contracts. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Generally, such unbilled amounts will be billed and collected over the next twelve months. Based on historical experience, management generally considers the collection risk related to these amounts to be low. When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.

Billings in excess of costs and estimated earnings, is comprised of cash collected from customers and billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.

TPT MedTech: Medical Testing Revenue

TPT MedTech operates in the Point of Care Testing (“POCT”) market by primarily offering mobile medical testing facilities and software equipped for mobile devices to monitor and manage personalized healthcare.  Services used from our mobile medical testing facilities are billing through credit cards at the time of service.  Revenue is generated from our software platform as users sign up for our mobile healthcare monitor and management application and tests are performed.  If medical testing is in one of our owned facilities, the usage of the software application is included in the testing fees.  If the testing is in a non-owned outside contracted facility, fees are generated from the usage of the software application on a per test basis and billed monthly.

TPT MedTech also offers various products.  One is to build and sell its mobile testing facilities called QuikLABs designed for mobile testing.  This is used by TPT MedTech for its own testing services.  Another is to build customized mobile gyms for exercising.  This is sold to third parties.  Another is medical equipment, one of which is a sanitizing unit called SANIQuik which is used as a safe and flexible way to sanitize providing an additional routine to hand washing and facial coverings.  The SANIQuik has not yet been approved for sale in the United States but has in some parts of the European community.  Revenues from these products are recognized when a product is delivered, the sales transaction considered closed and accepted by a customer.  When deposits are received for which a product has not been delivered, it is recognized as deferred revenue.  Deferred revenue as of December 31, 2022 and 2021 was $0 and $41,000, respectively. There are no financing terms or variable transaction prices for either of these products.

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue at December 31, 2022 and 2021. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

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

We test goodwill balances for impairment on an annual basis as of December 31st or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment using a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. Based on our impairment testing, we recorded impairment charges of $104,657 and $663,434 of goodwill during the years ended December 31, 2022 and 2021, respectively.

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

Long-Lived Assets

We periodically review the carrying amount of our depreciable long-lived assets for impairment which include property and equipment, intangible assets and right of use assets. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow.  As of December 31, 2022, we adjusted the net book values of the equipment of TPT SpeedConnect, all intangibles, and the right of use assets as it became doubtful given that the estimated future cash flows would recover the net book values.  We recorded impairment expenses of $7,283,276 for the year ended December 31, 2022 comprised of $954,119 for property and equipment, $3,000,013 for intangibles, $3,224,487 for right of use assets and $104,657 for good will.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. We adopted Topic 842 using the effective date, January 2019, as the date of our initial application of the standard. Consequently, financial information for the comparative periods has been updated. Our finance and operating lease commitments are subject to the new standard, and we recognize as finance and operating lease liabilities and right-of-use assets.

Research and Development

Our research and development programs focus on telecommunications products and services. Research and development costs are expensed as incurred. Any payments received from external parties to fund our research and development activities reduce the recorded research and development expenses.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share””. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2022, the Company had shares that were potentially common stock equivalents as follows:

Convertible Promissory Notes	3,787,362,740
Series A Preferred Stock (1)	12,610,847,082
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	74,998,392
Series E Preferred Stock (3)	3,285,381,029
Stock Options and Warrants	129,116,666
19,890,294,603

_______________

1.

As of December 31, 2022, by amendment, holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed upon date of conversion to 60% of the common shares computed to include all projected conversions of all convertible debt and any other classes of Preferred Stock as if the conversions had taken place at the stated conversion price per share (i.e. for the avoidance of doubt – “fully diluted” as if such conversion had occurred prior to the Series A conversion.) The Company would have to authorize additional shares for this to occur as only 4,500,000,000 shares are currently authorized.

2.

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

3.

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

As of December 31, 2022, the Company marked to market the fair value of the debt derivatives and determined a fair value of $4,822,398 ($4,634,653 from the convertible notes and $187,745 from the warrants) in Note 8. The Company recorded an expense of $650,071 and $1,140,323 from change in fair value of debt derivatives for the years ended December 31, 2022 and 2021, respectively. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 215.6% to 267.8%, (3) weighted average risk-free interest rate of 4.11% to 4.76% (4) expected life of 0.50 to 4.08 years, and (5) the quoted market price of $0.002 for the Company’s common stock.

COVID-19

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After close monitoring and responses and guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, for a period of time, the Company closed certain offices, all of which have be subsequently reopened.  The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible extensions to all or part of such closures.

The Company has taken advantage of the stimulus offerings and received $1,402,700 in PPP loans.  All of these PPP loans were forgiven in the year ended December 31, 2021.  The Company is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues continue to decline. During the year ended December 31, 2022, the Company entered into convertible promissory notes for a total of $744,260.  Subsequent to December 31, 2022, the Company entered into convertible promissory notes for $81,675 and $330,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TPT GLOBAL TECH, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TPT Global Tech, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TPT Global Tech, Inc. (“the Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Determination and Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Note 6 of the consolidated financial statements, during the year ended December 31, 2022 and in prior periods, the Company issued convertible notes and warrants that required management to assess whether the conversion features of the convertible notes required bifurcation and separate valuation as a derivative liability and whether the warrants required accounting as derivative liabilities. The Company determined that the conversion features of certain of its convertible notes and certain warrants issued in financing arrangements required to be accounted for as derivative liabilities due to: (1) certain conversion features did not contain an explicit limit on the number of shares to be delivered in share settlement; and (2) the fact the Company could not assert it had sufficient authorized but unissued shares available to settle certain instruments considering all other stock-based commitments. The derivative liabilities were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period.  The Company utilized valuation models to determine the fair value of the derivative liabilities depending on the features embedded in the instruments.  These models use certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

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

Modification of Series A Preferred Stock

Critical Audit Matter Description

As described further in Note 8 of the consolidated financial statements, during the year ended December 31, 2022, the Company modified previously issued 1,000,000 shares of Series A Preferred Stock.  The modification consisted of amending the conversion feature so that the 1,000,000 shares of Series A Preferred Stock shall be convertible into 60% of the Company’s common shares including presumed hypothetical of conversion of all convertible debt and any other classes of preferred stock outstanding at such time of conversion. In addition, the voting rights of the Series A Preferred Stock shall be determined using the same formula. The Company accounted for this modification as an extinguishment, determined the fair value of the Series A Preferred Stock was $42,983,742 and recognized a deemed dividend of $39,866,742. The Company utilized a Monte Carlo based valuation model to determine the fair value of the Series A Preferred Stock.

We identified auditing the determination of the appropriate accounting and valuation of the modified Series A Preferred Stock as a critical audit matter due to the significant judgements used by the Company in determining the appropriate accounting and fair value. Auditing the accounting determination and valuation involved a high degree of auditor judgement, and specialized skills and knowledge were needed.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the following:

•

We inspected and reviewed the Series A Preferred Stock amendment to evaluate the Company's determination of whether extinguishment accounting was required, including assessing and evaluating the application of relevant accounting standards to such transactions.

•	We evaluated the reasonableness and appropriateness of the choice of valuation model used for this instrument.

•	We tested the reasonableness of the assumptions used by the Company in the valuation model, including, but not limited to, exercise price, term, expected volatility, and risk-free interest rate.

•

We tested the accuracy and completeness of data used by the Company in developing the assumptions used in the valuation models, including the accuracy and completeness of outstanding convertible debt and preferred stock instruments.

•	We developed an independent expectation for comparison to the Company's estimate, which included developing our own valuation model and assumptions.

•	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the valuation models deployed by management.

Valuation of Series E Preferred Stock

Critical Audit Matter Description

As described further in Note 8 of the consolidated financial statements, during the year ended December 31, 2022, the Company issued Series E Preferred Stock to settle certain liabilities.  The Company recognized the Series E Preferred Stock at its fair value of $13,344,101 which resulted in a loss on extinguishment of liabilities of $10,987,307. The Company utilized a Monte Carlo based valuation model to determine the fair value of the Series E Preferred Stock.

We identified auditing the valuation of the modified Series E Preferred Stock as a critical audit matter due to the significant judgements used by the Company in determining the fair value of the instrument. Auditing the accounting determination and valuation involved a high degree of auditor judgement, and specialized skills and knowledge were needed.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the following:

•

We inspected and reviewed the Series E Preferred Stock certificate of designation to evaluate the Company's determination of accounting for the instrument, including assessing and evaluating the application of relevant accounting standards to such transactions.

•	We evaluated the reasonableness and appropriateness of the choice of valuation model used for this instrument.

•	We tested the reasonableness of the assumptions used by the Company in the valuation model, including, but not limited to, exercise price, term, expected volatility, and risk-free interest rate.

•	We tested the accuracy and completeness of data used by the Company in developing the assumptions used in the valuation model.

•	We developed an independent expectation for comparison to the Company's estimate, which included developing our own valuation model and assumptions.

•	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the valuation models deployed by management.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2016.

Draper, UT

May 16, 2023

TPT Global Tech, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2022	2021
CURRENT ASSETS
Cash and cash equivalents	$88,301	$518,066
Accounts receivable, net	193,917	101,935
Accounts receivable – related party	518,871	75,094
Notes receivable, net	64,393	—
Prepaid expenses and other current assets	119,908	47,334
Total current assets	985,390	742,429
NON-CURRENT ASSETS
Property and equipment, net	4,564	1,649,022
Operating lease right of use assets	—	4,259,758
Intangible assets, net	—	3,656,241
Goodwill	—	104,657
Deposits and other assets	64,486	265,318
Total non-current assets	69,050	9,934,996

TOTAL ASSETS	$1,054,440	$10,677,425

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$10,450,711	$9,653,093
Deferred revenue	75,556	462,643
Customer liability	338,725	338,725
Current portion of loans, advances and factoring agreements	1,276,770	1,446,571
Current portion of convertible notes payable, net of discounts	3,054,869	1,162,606
Notes payable – related parties, net of discounts	4,762,579	10,542,842
Current portion of convertible notes payable – related party, net of discounts	553,100	902,781
Derivative liabilities	4,822,398	4,042,910
Current portion of operating lease liabilities	5,897,274	3,987,405
Financing lease liabilities	—	284,055
Financing lease liability – related party	710,776	682,704
Total current liabilities	31,942,758	33,506,335

NON-CURRENT LIABILITIES
Long term portion:
Loans, advances and factoring agreements, net of current portion and discounts	144,460	218,425
Operating lease liabilities, net of current portion	1,932,599	2,976,623
Total non-current liabilities	2,077,059	3,195,048
Total liabilities	$34,019,817	$36,701,383

Commitments and contingencies	—	—

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

	December 31,	December 31,
	2022	2021
MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of December 31, 2022 and 2021	$42,983,742	$3,117,000
Convertible Preferred Series B, 3,000,000 designated - 2,588,693 shares issued and outstanding as of December 31, 2022 and 2021	1,677,473	1,677,473
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of December 31, 2022 and 2021	—	—
Convertible Preferred Series D – 10,000,000 shares designated, 46,649 shares issued and outstanding as of December 31, 2022 and 2021	244,592	244,592
Convertible Preferred Series E – 10,000,000 shares designated, 2,043,507 and zero shares issued and outstanding as of December 31, 2022 and 2021, respectively	13,344,101	—
Total mezzanine equity	$58,249,908	$5,039,065
STOCKHOLDER’S DEFICIT

Common stock, $0.001 par value, 2,500,000,000 shares authorized, 1,256,900,534 and 923,029,038 as of December 31, 2022 and 2021, respectively	$1,256,901	$923,029
Subscriptions payable	26,910	5,610
Additional paid-in capital	13,966,895	12,860,873
Accumulated deficit	(106,418,722)	(44,921,837)
Total TPT Global Tech, Inc. Stockholders’ deficit	(91,168,016)	(31,132,325)
Non-controlling interests	(47,269)	69,302
Total stockholders' deficit	(91,215,285)	(31,063,023)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,054,440	$10,677,425

 See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2022	2021

Revenues:
Products	$82,000	$569,179
Services	7,754,579	9,460,400
Total Revenues	7,836,579	10,029,579

COST OF SALES:
Products	27,882	437,958
Services	6,198,814	7,364,217
Total Costs of Sales	6,226,696	7,802,175
Gross profit	1,609,883	2,227,404
OPERATING EXPENSES:
Sales and marketing	—	20,281
Professional	1,258,521	1,493,467
Payroll and related	2,423,497	2,624,667
General and administrative	1,682,212	2,362,560
Research and development	1,750,000	—
Impairment of goodwill and long-lived assets	7,283,276	993,942
Depreciation	583,968	682,111
Amortization	656,228	728,192
Total operating expenses	15,637,702	8,905,220

Loss from operations	(14,027,819)	(6,677,816)

OTHER INCOME (EXPENSE)
Derivative expense	(650,071)	(3,536,901)
(Loss) gain on debt extinguishment	(2,248,092)	8,470,939
Interest expense	(4,761,551)	(2,637,132)
Other income (loss), net	(62,387)	285,403
Total other income (expense)	(7,722,101)	2,582,309

Net loss before income taxes	(21,749,920)	(4,095,507)
Income taxes	—	—
Net loss before non-controlling interests	(21,749,920)	(4,095,507)
Net loss attributable to non-controlling interests	119,777	76,614
Net loss after non-controlling interests	(21,630,143)	(4,018,893)
Deemed dividend related to modification of series A Preferred Stock	(39,866,742)	—
Net loss attributable to TPT Global Tech, Inc. Shareholders	$(61,496,885)	$(4,018,893)

Loss per common share-basic and diluted	$(0.06)	$(0.00)

Weighted-average common shares outstanding-basic and diluted	980,582,964	889,406,311

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2022 and 2021

	Common Stock		Subscriptions	Additional Paid-in	Accumulated	Non- Controlling	Total Stockholders'
	Shares	Amount	Payable	Capital	Deficit	Interest	Deficit
Balance as of December 31, 2020	865,564,371	$865,565	$125,052	$11,462,940	$(40,902,944)	$(61,142)	$(28,510,529)
Common stock issued for services	5,964,667	5,965	(119,442)	336,188	—	—	222,711
Equity interest in QuikLABS issued for cash	—	—	—	8,000	—	2,000	10,000
Refund of equity interest in QuikLABS	—	—	—	(56,000)	—	(14,000)	(70,000)
Common shares issued in exchange for debt	22,500,000	22,500	—	747,300	—	—	769,800
Common shares issued for cash	29,000,000	28,999	—	581,503	—	—	610,502
TPT Strategic license cancellation				(219,058)	—	219,058	—
Net Loss	—	—	—	—	(4,018,893)	(76,614)	(4,095,507)
Balance as of December 31, 2021	923,029,038	$923,029	$5,610	$12,860,873	$(44,921,837)	$69,302	$(31,063,023)
Common stock subscribed for services or subscription payable	—	—	21,300	—	—	—	21,300
Acquisition of IST	---	—	—	—	—	3,206	3,206
Common shares issued in exchange for debt	333,871,496	333,872	—	1,106,022	—	—	1,439,894
Modification of Series A Preferred Stock	—	—	—	—	(39,866,742)	—	(39,866,742)
Net Loss	—	—	—	—	(21,630,143)	(119,777)	(21,749,920)
Balance as of December 31, 2022	1,256,900,534	$1,256,901	$26,910	$13,966,895	$(106,418,722)	$(47,269)	$(91,215,285)

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,749,920)	$(4,095,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	583,968	682,111
Amortization	656,228	728,192
Debt discount amortization and other financing costs	3,628,718	1,622,035
Promissory note issued for research and development	1,550,000	—
Loss (gain) on debt extinguishment	2,248,092	(8,470,939)
Gain on disposition of assets	—	(485,404)
Loss on disposal of property and equipment	124,849	-
Derivative expense	650,071	3,536,901
Loss on impairment of goodwill and long-lived assets	7,283,276	993,942
Common stock subscribed for services	21,300	222,711
Changes in operating assets and liabilities:
Accounts receivable	263,445	62,883
Accounts receivable – related party	(172,598)	—
Prepaid expenses and other assets	197,574	(139,069)
Accounts payable and accrued expenses	2,974,475	2,345,145
Other liabilities	(387,087)	120,851
Net change in operating lease assets and liabilities	1,901,116	1,881,055
Net cash used in operating activities	(226,493)	(995,093)

Cash flows from investing activities:
Acquisition of property and equipment, net of sales	(16,297)	(223,419)
Insurance proceeds from property and equipment	—	547,459
Payment for business acquisitions, net of cash acquired	(6,450)	—
Net cash provided by (used in) investing activities	(22,747)	324,040

Cash flows from financing activities:
Proceeds from sale of non-controlling interests in QuikLABS, net	—	10,000
Proceeds from sales of Series D Preferred Stock	—	233,244
Proceeds from sale of common stock	—	610,502
Proceeds from convertible notes payable, loans and advances and factoring agreements	1,256,187	3,900,400
Payments on convertible notes payable, loans, advances and factoring agreements	(1,391,580)	(3,502,592)
Payments on convertible notes and amounts payable – related parties	(45,132)	(64,480)
Payments on financing lease liabilities	—	(17,264)
Net cash provided by (used in) financing activities	(180,525)	1,169,810

Net change in cash	(429,765)	498,757
Cash and cash equivalents – beginning of period	518,066	19,309

Cash and cash equivalents – end of period	$88,301	$518,066

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.

CONSOLIDATED STATEMENTS

OF CASH FLOWS - CONTINUED

Supplemental Cash Flow Information:

Cash used for:

	2022	2021
Interest expense	$—	$—
Taxes	$—	$—

Non-Cash Investing and Financing Activity:

	2022	2021
Debt discount on convertible promissory notes	$1,070,591	$2,174,000
Common stock issued for conversion of convertible notes	$1,439,894	$769,800
InnovaQor Merger- non controlling interest	$—	$(219,058)
Series E Preferred ‘stock issued in exchange for debt and payables	$13,344,101	$—
Deemed dividend related to modification of Series A Preferred Stock	$39,866,742	$—

See accompanying notes to consolidated financial statements.

TPT GLOBAL TECH, INC.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

The following acquisitions have resulted in entities which have been consolidated into TPTG since the reverse merger in 2014.

Name	Herein referred to as	Acquisition or Incorporation Date	Ownership
TPT Global Tech, Inc.	Company or TPTG	1988	100%
Copperhead Digital Holdings, Inc.	Copperhead Digital or CDH	2015	100%
TruCom, LLC	TruCom	2015	100%
CityNet Arizona, LLC	CityNet	2015	100%
San Diego Media Inc.	SDM	2016	100%
Blue Collar Production, Inc.	Blue Collar	2018	100%
TPT SpeedConnect, LLC	TPT SpeedConnect	2019	100%
TPT Federal, LLC	TPT Federal	2020	100%
TPT MedTech, LLC	TPT MedTech	2020	100%
TPT Strategic, Inc.	TPT Strategic	2020	0%
QuikLab 1 LLC	Quiklab 1	2020	80%
QuikLAB 2, LLC	QuikLAB 2	2020	80%
QuikLAB 3, LLC	QuikLAB 3	2020	80%
The Fitness Container, LLC	Air Fitness	2020	75%
TPT Global Tech Asia Limited	TPT Asia	2020	78%
TPT MedTech UK LTD	TPT MedTech UK	2020	100%
TPT Global Defense Systems, Inc.	TPT Global Defense	2021	100%
TPT Innovations Technology, Inc.	TPT Innovations	2021	100%
TPT Global Caribbean Inc.	TPT Caribbean	2021	100%
TPT Media and Entertainment, LLC	TPT Media and Entertainment	2021	100%
VuMe Live, LLC	VuMe Live	2021	100%
Digithrive, LLC	Digithrive	2021	100%
Information Security and Training, LLC	IST	2022	0%

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

Reclassifications

Certain amounts presented in previously issued financial statements have been reclassified in these financial statements. During 2021, amounts receivable from related parties of $75,094 previously classified as Prepaid expenses and other current assets was reclassified as Accounts receivable – related party.

Revenue Recognition

 We use following criteria described below in more detail for each business unit:

Identify the contract with the customer.

Identify the performance obligations in the contract.

Determine the transaction price.

Allocate the transaction price to performance obligations in the contract.

Recognize revenue when or as we satisfy a performance obligation.

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of operations for the years ended December 31, 2022 and 2021. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the years ended December 31, 2022 and 2021 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the year ended December 31, 2022	For the year ended December 31, 2021
TPT SpeedConnect	$5,429,010	$7,579,003
Blue Collar	1,522,490	1,545,721
TPT MedTech	89,755	155,919
IST	526,583	—
Other (1)	186,741	179,757
Total Services Revenues	$7,754,579	$9,460,400
TPT MedTech – Product Revenue	—	348,676
Air Fitness – Product Revenue	82,000	218,013
K Telecom – Product Revenue	—	2,490
Total Product Revenues	$82,000	$569,179
Total Revenue	$7,836,579	$10,029,579

____________

(1)	Includes international sales for the year ended December 31, 2022 and 2021 of $172,784 and $165,834, respectively, related to TPT Asia.

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 5 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue for TPT SpeedConnect at December 31, 2022 and 2021 are $75,556 and $421,643, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

IST: Revenue and Cost Recognition

The Company recognizes construction contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Construction contracts are accounted for as a single unit of account (single performance obligation) and are not segmented between types of services. The Company recognizes revenue using the percentage-of-completion method, progress toward completion of the Company’s contracts is measured by the percentage of costs incurred to date to estimate total costs for each contract. The percentage-of-completion method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer.

Provisions are recognized in the statements of income for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated cost of a contract exceeds its estimated total revenue. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract cost attributable to claims is included in revenues when realization is probable and the amount can be reasonably estimated.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred.

The accuracy of revenue and profit recognition in a given period depends on the accuracy of estimates of the cost to complete each project. Cost estimates for all significant projects use a detailed “bottom up” approach, and management believes that their experience allows them to create materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;
•	costs associated with scope changes;
•	costs of labor and/or materials;
•	extended overhead and other costs due to owner, weather, and other delays;
•	subcontractor performance issues;
•	changes in productivity expectations;
•	site conditions that differ from those assumed in the original bid (to the extend contract remedies are unavailable);
•	the availability and skill level of workers in the geographic location of the project;
•	a change in the availability and proximity of equipment and materials; and
•	the ability to fully and promptly recover on claims for additional contract costs.

The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins, may cause fluctuations in gross profit between periods. Significant changes in cost estimates, particularly in larger, more complex projects have had, and can in future periods have, a significant effect on profitability.

Costs and estimated earnings in excess of billings, represent unbilled amounts earned and reimbursable under contracts. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Generally, such unbilled amounts will be billed and collected over the next twelve months. Based on historical experience, management generally considers the collection risk related to these amounts to be low. When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.

Billings in excess of costs and estimated earnings, is comprised of cash collected from customers and billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.

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

TPT MedTech also offers various products.  One is to build and sell its mobile testing facilities called QuikLABs designed for mobile testing.  This is used by TPT MedTech for its own testing services.  Another is to build customized mobile gyms for exercising.  This is sold to third parties.  Another is medical equipment, one of which is a sanitizing unit called SANIQuik which is used as a safe and flexible way to sanitize providing an additional routine to hand washing and facial coverings.  The SANIQuik has not yet been approved for sale in the United States but has in some parts of the European community.  Revenues from these products are recognized when a product is delivered, the sales transaction considered closed and accepted by a customer.  When deposits are received for which a product has not been delivered, it is recognized as deferred revenue.  Deferred revenue as of December 31, 2022 and 2021 was $0 and $41,000, respectively. There are no financing terms or variable transaction prices for either of these products.

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue at December 31, 2022 and 2021. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

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

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. There are no cash equivalents as of December 31, 2022 and 2021.

Accounts and Notes Receivable

We establish an allowance for potential uncollectible accounts and notes receivable. All accounts and notes receivable 60 days past due are considered uncollectible unless there are circumstances that support collectability. Those circumstances are documented. As of December 31, 2022 and 2021, the allowance for uncollectible accounts and notes receivable was $446,551 and $225,000, respectively. Receivables are charged off when collection efforts cease.

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

We test goodwill balances for impairment on an annual basis as of December 31st or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment using a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. Based on our impairment testing, we recorded impairment charges of $104,657 and $663,434 of goodwill during the years ended December 31, 2022 and 2021, respectively.

Intangible Assets

Our intangible assets consist primarily of customer relationships, developed technology, favorable leases, trademarks and the film library. The majority of our intangible assets were recorded in connection with our various business combinations. Our intangible assets are recorded at fair value at the time of their acquisition.  Intangible assets are amortized over their estimated useful life on a straight-line basis. Estimated useful lives are determined considering the period the assets are expected to contribute to future cash flows. We evaluate the recoverability of our intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. Based on our recoverability testing, we recorded impairment charges of $3,000,013 and $330,508 during the years ended December 31, 2022 and 2021, respectively.

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

Long-Lived Assets

We periodically review the carrying amount of our depreciable long-lived assets for impairment which include property and equipment, intangible assets and right of use assets. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow.  As of December 31, 2022, we adjusted the net book values of the equipment of TPT SpeedConnect, all intangibles, and the right of use assets as it became doubtful given that the estimated future cash flows would recover the net book values.  We recorded impairment expenses of $7,283,276 for the year ended December 31, 2022 comprised of $954,119 for property and equipment, $3,000,013 for intangibles, $3,224,487 for right of use assets and $104,657 for goodwill.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share””. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2022 and 2021, the Company had shares that were potentially common stock equivalents as follows:

	2022	2021
Convertible Promissory Notes	3,787,362,740	429,623,112
Series A Preferred Stock (1)	12,610,847,082	1,349,817,125
Series B Preferred Stock	2,588,693	2,588,693
Series D Preferred Stock	74,998,392	25,297,722
Series E Preferred Stock	3,285,381,029	—
Stock Options and warrants	129,116,666	111,000,000
	19,890,294,603	1,918,326,652

_____________________

(1)

As of December 31, 2022, by amendment, holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed upon date of conversion to 60% of the common shares computed to include all projected conversions of all convertible debt and any other classes of Preferred Stock as if the conversions had taken place at the stated conversion price per share (i.e. for the avoidance of doubt – “fully diluted” as if such conversion had occurred prior to the Series A conversion.) The Company would have to authorize additional shares for this to occur as only 2,500,000,000 shares are authorized as of December 31, 2022 and 4,500,000,000 subsequently.

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

As of December 31, 2022 and 2021, two customer accounts receivable balances were 48% and 45%, respectively, of our aggregate accounts receivable from revenues.

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at December 31, 2022 and 2021 consisted of cash equivalents, accounts receivable, accounts payable and debt. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of December 31, 2022 are the following:

Derivative Instrument	Fair Value
Fair value of EMA, First Fire, Cavalry Financial and 1800 Diagonal Convertible Promissory Notes	$4,634,653
Fair value of Warrants issued with the derivative instruments	187,745
$4,822,398

Research and Development

Our research and development programs focus on telecommunications products and services. Research and development costs are expensed as incurred. Any payments received from external parties to fund our research and development activities reduce the recorded research and development expenses.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs of zero for the years ended December 31, 2022 and 2021, respectively.

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

COVID-19

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After close monitoring and responses and guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, for a period of time, the Company closed certain offices, all of which have be subsequently reopened.  The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible extensions to all or part of such closures.

The Company has taken advantage of the stimulus offerings and received $1,402,700 in PPP loans.  All of these PPP loans were forgiven in the year ended December 31, 2021.  The Company is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues continue to decline. During the year ended December 31, 2022, the Company entered into convertible promissory notes for a total of $744,260.  Subsequent to December 31, 2022, the Company entered into convertible promissory notes for $81,675 and $330,000.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB (or “the Board”) issued Accounting Standards Update (“ASU”) 2016-13 (ASC “326” or “Topic 326”) which significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model which will be based on an estimate of current expected credit loss (“CECL”); and provides targeted improvements on evaluating impairment and recording credit losses on available-for-sale (AFS) debt securities through an allowance account. The standard also requires incremental disclosures. The effective date is for years beginning after December 2022. The adoption is not considered to have a material effect on the consolidated financial statements of the Company.

In August 2018, FASB issued final guidance Accounting Standards Update (ASU) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The guidance became effective for all organizations for fiscal years beginning after December 15, 2019. FASB has simplified certain disclosure requirements related to measuring the fair value of a plan’s assets and liabilities. This has been adopted by the Company with no significant impact to the consolidated financial statements.

Management has reviewed other recently issued accounting pronouncements and have determined there are not any that would have a material impact on the condensed consolidated financial statements.

NOTE 2 – ACQUISITIONS

TPT Strategic Merger with Information Security and Training LLC

Dated as of June 29, 2022, for synergies and the opportunity at other revenue streams, TPT Strategic entered into a definitive agreement for the acquisition of the assets and  Information Security and Training LLC (“IST LLC” or “IST”) (www.istincs.com)  a General Construction and Information Technology Services company based in Huntsville Alabama with branch offices in Nashville TN, Birmingham Al, Jackson MS, Fort Campbell KY, New Orleans LA, and Joint Base Lewis-McChord.  The TPT Strategic and IST, LLC agreement, which closed October 20, 2022, for the acquisition is a stock transaction where the founder and sole interest holder, Everett Lanier received 500,000 Preferred Series B shares of TPT Strategic that will convert to a 10% ownership of TPT Strategic under certain conditions. The acquisition includes the assumption of all assets and certain liabilities.  Everett Lanier will remain as the President and will become a Board Member of TPT Strategic.

The Company evaluated this acquisition in accordance with ASC 805-10-55-4 to discern whether the assets and operations of the assets purchased met the definition of a business. The company concluded that there are processes and sufficient inputs into outputs.  Accordingly, the Company accounted for this transaction as a business combination and allocated the purchase price as follows:

Consideration given at fair value:
Note payable, net of discount	$374,018
Credit cards assumed	48,452
Preferred shares of TPT Strategic	3,206
$425,676

Assets acquired at fair value:
Working capital	$143,122
Property and equipment	2,170
Note receivable - related party	271,179
Other assets	9,205
$425,676

Revenue and net income contributed by IST since date of acquisition was $526,583 and $(104,358), respectively.

Had the acquisition of IST occurred on January 1, 2021, unaudited proforma results of operations for the years ended December 31, 2022 and 2021 would be as follows:

	2022	2021
Revenue	$9,508,470	$12,640,858
Cost of Sales	7,104,877	9,621,530
Gross Profit	$2,403,593	$3,019,328
Expenses	(16,584,916)	(9,802,625)
Other income (expense)	(7,722,397)	2,625,167
Net Loss	$(21,903,720)	$(4,158,130)
Loss per share	$(0.02)	$(0.00)

TPT Strategic Merger with Education System Management, Inc.

TPT Strategic previously entered into a merger agreement with Education System Management, Inc. (“EDSM”) which was contingent on EDSM completing an audit in six months, which EDSM did not complete.

TPT Acquisition of Property for Smart City Concept

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

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2022 and 2021. Financing activities described below have helped with working capital and other capital requirements.

We incurred $21,749,920 and $4,095,507, respectively, in losses, and we used $226,493 and $995,093, respectively, in cash for operations for the years ended December 31, 2022 and 2021. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-lived assets and share-based compensation which totaled to a net $16,746,502 for 2022 and $(1,170,451) for 2021.

In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.  For the year ended December 31, 2022, we had a net increase in our assets and liabilities of $4,776,925 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and an increase in the balances from our operating lease liabilities.  For the year ended December 31, 2021 we had a net increase to our assets and liabilities of $4,270,865 for similar reasons.

Cash flows from financing activities were $(180,525) and $1,169,810 for the years ended December 31, 2022 and 2021, respectively.  For the year ended December 30, 2022, these cash flows were generated from proceeds from convertible notes, loans and advances of $1,256,187 offset by payment on convertible loans, advances and factoring agreements of $1,391,580 and payments on convertible notes and amounts payable – related parties of $45,132.  For the year ended December 31, 2021, these cash flows were generated from the sale of Series D Preferred Stock, common stock subscriptions of $610,502, proceeds from convertible notes, loans and advances of $3,900,400 offset by payment on convertible loans, advances and factoring agreements of $3,502,592 and payments on convertible notes and amounts payable – related parties of $64,480.

Cash flows provided by (used in) investing activities were $(22,747) and $324,040, respectively, for the years ended December 31, 2022 and 2021 primarily related to the acquisition of property and equipment and the purchase of IST.

These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After close monitoring and responses and guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, for a period of time, the Company closed certain offices, all of which have be subsequently reopened.  The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible extensions to all or part of such closures.

The Company has taken advantage of the stimulus offerings and received $1,402,700 in PPP loans.  All of these PPP loans were forgiven in the year ended December 31, 2021.  The Company is also in the process of trying to raise debt and equity financing, some of which may have to be used for working capital shortfalls if revenues continue to decline. During the year ended December 31, 2022, the Company entered into convertible promissory notes for a total of $744,260.  Subsequent to December 31, 2022, the Company entered into convertible promissory notes for $81,675 and $330,000.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of December 31, 2022 and 2021 are as follows:

	2022	2021
Property and equipment:
Telecommunications fiber and equipment	$—	$2,686,905
Medical equipment	—	209,499
Office furniture and equipment	84,180	77,859
Total Property and equipment	$84,180	$2,974,263
Accumulated depreciation	(79,616)	(1,325,241)
Property and equipment, net	$4,564	$1,649,022

Depreciation expense was $583,968 and $682,111 for the years ended December 31, 2022 and 2021, respectively.

Approximately $200,000 of property and equipment, included herein, were financed through a financing lease.   See Note 9.

We periodically review the carrying amount of our depreciable long-lived assets for impairment which include property and equipment, intangible assets and right of use assets. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow.  As of December 31, 2022, we adjusted the net book values of the equipment of TPT SpeedConnect, all intangibles, and the right of use assets as it became doubtful given that the estimated future cash flows would recover the net book values.  We recorded impairment expenses of $7,283,276 for the year ended December 31, 2022 comprised of $954,119 for property and equipment, $3,000,013 for intangibles, $3,224,487 for right of use assets and $104,657 for goodwill.

The Company recognized a gain of $485,404 during the year ended December 31, 2021 primarily from a theft of equipment that occurred.  The gain represented the cash received from insurance carrier over the net book value on the books at the time of the theft.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of December 31, 2022 and 2021 are as follows:

	2022	2021
Loans and advances (1)	$844,053	$941,242
Convertible notes payable (2)	3,054,869	1,162,606
Factoring agreements (3)	577,177	723,754
Debt – third party	$4,476,099	$2,827,602

Line of credit, related party secured by assets (4)	$2,742,929	$3,043,390
Debt– other related party, net of discounts (5)	2,015,500	7,450,000
Convertible debt – related party (6)	553,100	902,781
Shareholder debt (7)	4,150	49,452
Debt – related party	$5,315,679	$11,445,623

Total financing arrangements	$9,791,778	$14,273,225

Less current portion:
Loans, advances and factoring agreements – third party	$(1,276,770)	$(1,446,571)
Convertible notes payable third party	(3,054,869)	(1,162,606
Debt – related party, net of discount	(4,762,579)	(10,542,842)
Convertible notes payable– related party	(553,100)	(902,781)
	(9,647,318)	(14,054,800)
Total long term debt	$144,460	$218,425

_____________________________

(1) The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month LIBOR plus 2%, 4.4% as of December 31, 2022, and is secured by assets of the Company, was due August 31, 2020, as amended, and included 8,000 stock options as part of the terms which options expired December 31, 2019 (see Note 7).

$360,000 is a bank loan dated May 28, 2019 which bears interest at Prime plus 6%, 13.0% as of December 31, 2022 and, as amended,  is interest only through May 1 2023 at which time the monthly payment of principal and interest of $29,838 is required until the due date of May 1, 2024. The bank loan is collateralized by assets of the Company.

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

At December 31, 2022, IST had a line of credit agreement with a bank in the amount of $350,000. At December 31, 2022, this line had an outstanding balance of $349,518. The line bears interest at prime plus 2.5%. The line is automatically renewed annually and any drawn amounts are due on demand.

At December 31, 2022, IST had a second line of credit agreement with a bank in the amount of $25,000. At December 31, 2022, this line had an outstanding balance of $24,443. The line bears interest at prime plus 15.47%. The line is automatically renewed annually and any drawn amounts are due on demand.

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

Pursuant to claims by Auctus that the Company had not complied with terms of the Auctus Convertible Promissory Note, the Company and Auctus entered into a settlement agreement dated October 13, 2021 where by the Company paid $763,231.97 and allowed Auctus to exercise its right to exercise 15,000,000 warrants to purchase 15,000,000 shares of common stock. As such, the balance owning to Auctus as of December 31, 2022 is zero. The Company recognized a gain on debt extinguishment of $7,068,339 when this Auctus Convertible Promissory Note was paid off in large part because of the related derivative liability on the books at the time of the settlement.  See Note 8.

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note is due June 11, 2020, pays interest at the rate of 12% (principal amount increases 200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. The EMA Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Prior to December 31, 2020, EMA converted $35,366 of principal into 147,700,000 shares of common stock of the Company.  As such, the principal and accrued interest balances owning to EMA at December 31, 2022 is $503,771 and $416,808, respectively. 1,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 8.  See below regarding derivative securities in default.

On October 6, 2021, TPT Global Tech, Inc. and FirstFire Global Opportunities Fund, LLC. entered into a convertible promissory note totaling $1,087,000 and a securities purchase agreement (“FirstFire Note”). The FirstFire Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock.  There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.025 per share, adjusted to $.0075 subsequent to December 31, 2021. The Holder was given registration rights. The FirstFire Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 225,000,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 55,000,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder.  During the year ended December 31, 2022, the Company exercised its right to convert $246,660 of principal into 117,000,000 shares of common shares leaving a principal and accrued interest balance at December 31, 2022 of $1,112,090 in principal and $463,184 in accrued interest.  See below regarding derivative securities in default.

On October 13, 2021, TPT Global Tech, Inc. and Cavalry Investment Fund LP entered into a convertible promissory note totaling $271,250 and a securities purchase agreement (“Cavalry Investment Note”). The Cavalry Investment Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock.  There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.025 per share, adjusted to $.0075 subsequent to December 31, 2021. The Holder was given registration rights. The Cavalry Investment Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 56,250,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 13,750,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder.  During the year ended December 31, 2022, the Company exercised its right to convert $18,000 of principal into 15,000,000 shares of common stock leaving a principal and accrued interest balance at December 31, 2022 of $321,688 and $70,680, respectively.  See below regarding derivative securities in default.

On October 13, 2021, TPT Global Tech, Inc. and Cavalry Fund I, LP entered into a convertible promissory note totaling $815,250 and a securities purchase agreement (“Cavalry Fund I Note”). The Cavalry Fund I Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock.  There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.0075 per share. The Holder was given registration rights. The Cavalry Fund I Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 168,750,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 41,250,000 shares of common stock at $110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder. During the year ended December 31, 2022, the Company exercised its right to convert $61,000 of principal and penalties into 50,161,290 shares of common stock leaving a principal and accrued interest balance at December 31, 2022 of $958,063 and $212,043.  See below regarding derivative securities in default.

On January 31, 2022, TPT Global Tech, Inc. and Talos Victory Fund, LLC entered into a convertible promissory note totaling $271,750 and a securities purchase agreement (“Talos Note”). The Talos Note is due twelve months from funding, has an original issue discount of 8% and interest rate at 10% per annum (default, as defined, at 16%). There is an optional conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at $0.0075. The Holder was given registration rights. The Talos Note may be prepaid in whole or in part of the outstanding balances at 100% prior to maturity unless the Holder chose to convert their balances into common stock which they have three days to do so. 73,372,499 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants, expiring five years from issuance, were issued to exercise up to 9,058,333 warrants to purchase 9,058,333 common shares at $0.015, provided, however, that if the Company consummates an Uplist Offering on or before July 6, 2022 then the exercise price shall be 110% of the offering price at which the Uplist Offering is made. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. During the year ended December 31, 2022, Talos exercised its right to convert $300,675 of principal and interest into 40,090,000 shares of common stock leaving a zero balance of principal and accrued interest.  See below regarding derivative securities in default.

On January 31, 2022, TPT Global Tech, Inc. and Blue Lake Partners, LLC entered into a convertible promissory note totaling $271,750 and a securities purchase agreement (“Blue Lake Note”). The Blue Lake Note is due twelve months from funding, has an original issue discount of 8% and interest rate at 10% per annum (default, as defined, at 16%). There is an optional conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at $0.0075. The Holder was given registration rights. The Blue Lake Note may be prepaid in whole or in part of the outstanding balances at 100% prior to maturity unless the Holder chose to convert their balances into common stock which they have three days to do so. 73,372,499 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants, expiring five years from issuance, were issued to exercise up to 9,058,333 warrants to purchase 9,058,333 common shares at $0.015, provided, however, that if the Company consummates an Uplist Offering on or before July 6, 2022 then the exercise price shall equal 110% of the offering price at which the Uplist Offering is made. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.  During the year ended December 31, 2022, Blue Lake exercised its right to convert $360,447 of principal, interest and penalties into 48,059,600 of common shares leaving a balance of $8,165 in principal and $0 of accrued interest as of December 31, 2022.  See below regarding derivative securities in default.

On June 13, 2022, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a $200,760 promissory note agreement (1800 Diagonal Note”). The 1800 Diagonal Note has an original issue discount of 12%, or $21,510, and bears interest at 22%, and is convertible into shares of the Company’s common stock only under default, as defined.  10 payments of $22,485 beginning on July 30, 2022 are to be made each month totaling $224,851. At any time following default, as defined, conversion rights exist at a discount rate of 25% of the lowest trading price for the Company’s common stock during the previous 10 trading days prior to conversion. 194,676,363 common shares of the Company have been reserved with the transfer agent for possible conversion under a default. During the year ended December 31, 2022, 1800 Diagonal exercised its right to convert $90,000 of principal, interest into 63,560,606 of common shares leaving a balance of $146,093 in principal and accrued interest as of December 31, 2022.  See below regarding derivative securities in default.

The Talos Note, Blue Lake and 1800 Diagonal Notes have been accounted for as derivative liabilities. The Company recorded an initial derivative expense of $21,781 for each of the Talos and Blue Lake notes and $36,931 for the 1800 Diagonal Note. In addition, the Company recorded an initial derivative expense of $235,158 for the warrants for the Talos and Blue Lake Notes.

The Company is in default under all of its derivative financial instruments and has accounted for these defaults under each agreements default provisions. In February 2022, the Company defaulted on its FirstFire, Cavalry Investment, and Cavalry Fund I Notes for failure to uplist within one hundred twenty (120) days from the date of the Notes. Talos, Blue Lake and 1800 Diagonal are in default from cross default provisions. In total, $704,411 was recorded as interest expense in the year ended December 31, 2022, representing additional principal and interest because of default. Notice of default was received from EMA for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. It was the intent of the Company to pay back all derivative securities prior to the due dates but that has not occurred in case of EMA. As such, the Company is currently in negotiations with EMA and relative to extending the due date and changing terms on the Note.  The Company has been named in a lawsuit by EMA for failing to comply with a Securities Purchase Agreement entered into in June 2019.  See Note 9 Other Commitments and Contingencies.

(3) $101,244 of the Factoring Agreements is with full recourse, due February 29, 2020, as amended, was established in June 2016 with a company that is controlled by a shareholder and is personally guaranteed by an officer of the Company. This Factoring Agreement is such that the Company pays a discount of 2% per each 30-day period for each advance received against accounts receivable or future billings. The Company was advanced funds from this Factoring Agreement.  The $101,244 was exchanged for 20,249 shares of Series E Preferred Stock in April 2022.  As such, $0 and $101,244 in principal remained unpaid as of December 31, 2022 and December 31, 2021, respectively.  See Note 8.

On July 23, 2021, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (“Lendora Factoring Agreement”). The balance to be purchased and sold is $299,800 for which the Company received $190,000, net of fees. Under the Lendora Factoring Agreement, the Company is to pay $18,737.5 per week for 16 weeks at an effective interest rate of approximately 36% annually. This Lendora Factoring Agreement was rolled into the Lendora Consolidation Agreement explained below.

On July 23, 2021, the Company entered into a consolidation agreement for the Purchase and Sale of Future Receipts with Lendora Capital (“Lendora Consolidation Agreement”). The balance to be purchased sold gave consideration for all then outstanding factoring agreements which amounted to $1,522,984 for which the Company had outstanding balances totaling $967,496. Payments under this Lendora Consolidation Agreement superseded all other factoring agreement payments and included $ 31,728.85 per week, at an effective interest rate of approximately 36% annually, for 48 weeks. The then outstanding balance owing under the Lendora Consolidation Agreement was paid off in May 2022 of $380,746.

On April 1, 2022, the Company entered into a Future Receivable Sale and Purchase Agreement (“Mr. Advance Agreement”) with Mr. Advance LLC (”Mr. Advance”). The balance to be purchased and sold is $411,000 for which the Company received $270,715, net of fees. Under the Mr. Advance Agreement, the Company is to pay $8,935 per week for 46 weeks at an effective interest rate of approximately 36% annually.   The Company is in default with this Agreement for non-payment and is working to restructure its terms. The balance outstanding as of December 31, 2022 is $280,201, net of discounts.

On April 1, 2022, the Company entered into a Future Receipts Sale and Purchase Agreement (“CLOUDFUND Agreement”) with CLOUDFUND LLC (”CLOUDFUND”). The balance to be purchased and sold is $411,000 for which the Company received $272,954, net of fees. Under the CLOUDFUND Agreement, the Company is to pay $8,935 per week for 46 weeks at an effective interest rate of approximately 36% annually.  The Company is in default with this Agreement for non-payment and is working to restructure its terms.  The balance outstanding as of December 31, 2022 is $280,201, net of discounts.

On April 27, 2022, the Company entered into a Future Receivables Sale and Purchase Agreement (“Fox Capital Agreement”) with Fox Capital Group, Inc. (”Fox Capital”). The balance to be purchased and sold is $138,000 for which the Company received $90,000, net of fees. Under the Fox Capital Agreement, the Company is to pay $4,313 per week for 32 weeks at an effective interest rate of approximately 36% annually.  The Company is in default with this Agreement for non-payment and is working to restructure its terms.  The balance outstanding as of December 31, 2022 is $73,313, net of discounts.

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 4.4% as of December 31, 2022, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved internally to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling $85,120 which expired as of December 31, 2019 (see Note 8) and was due, as amended, August 31, 2020.  $300,461 of the principal balance was exchanged for 60,092 shares of Series E Preferred Stock in April 2022.  See Note 8.  The Company is in negotiations to refinance this Line of Credit.

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

$1,000,000 represents a promissory note which was entered into on May 6, 2020 for the acquisition of Media Live One Platform from Steve and Yuanbing Caudle for the further development of software. This was expensed as research and development in the year ended December 31, 2020. This $1,000,000 promissory note is non-interest bearing, due after funding has been received by the Company from its various investors and other sources. Mr. Caudle is a principal with the Company’s VuMe technology.

Both the $4,000,000 and $1,000,000 promissory notes related to the VuMe technology and Media Live One Platform were exchanged through a Software Acquisition Agreement dated as of March 25, 2022 for shares of the Company’s Series E Preferred Stock.  See Note 8.  In this same agreement, the Company agreed to pay Mr. and Mrs. Caudle $1,750,000 for additional developed software that will be used with the VuMe technology which was expensed as research and development during the year ended December 31, 2022.  $200,000 had been paid and was accounted for as a deposit as of December 31, 2021.  Subsequently, this was used against the purchase price and the remainder was setup as a note payable as of December 31, 2022. $550,000 to be paid from first proceeds raised by the Company and $1,000,000 as agreed by the Company and Mr. and Mrs. Caudle.

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

The $1,600,000 promissory note for the acquisition of Blue Collar and $384,500 of the $500,000 Note Payable for the acquisition of 75% of Air Fitness were exchanged for shares of Series E Preferred Stock as of December 31, 2022.  See Note 8.

(6) During 2016, the Company acquired SDM which consideration included a convertible promissory note for $250,000 due February 29, 2019, as amended, does not bear interest, unless delinquent in which the interest is 12% per annum, and is convertible into common stock at $1.00 per share. The SDM balance was $181,981 as of December 31, 2021. During the year ended December 31, 2022, this convertible promissory was exchanged with the Company’s Series E Preferred Stock.  See Note 8.

During 2018, the Company issued convertible promissory notes in the amount of $537,200 to related parties and $10,000 to a non-related party which bear interest at 6% (11% default interest rate), are due 30 months from issuance and are convertible into Series C Preferred Stock at $1.00 per share.  $106,000 of these notes were exchanged for 21,200 shares of Series E Preferred Stock in April 2022 and $19,400 were repaid prior to December 31, 2021.  See Note 8.

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

The derivative liability as of December 31, 2022, in the amount of $4,822,398 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2022.

Debt Derivative Liabilities
Balance, December 31, 2020	$5,265,139
Change in derivative liabilities from conversion of notes payable	1,902,897)
Change in derivative liabilities from the Odyssey conversion to a term loan	(6,662,027)
Change in fair value of derivative liabilities at end of period – derivative expense	3,536,901)
Balance, December 31, 2021	$4,042,910
Change in derivative liabilities from new notes payable	622,518
Change in derivative liabilities from conversion of notes payable	(493,101)
Change in fair value of derivative liabilities at end of period – derivative expense	650,071
Balance, December 31, 2022	$4,822,398

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

As of December 31, 2022, the Company marked to market the fair value of the debt derivatives and determined a fair value of $4,822,398 ($4,634,653 from the convertible notes and $187,745 from the warrants) in Note 8. The Company recorded an expense of $650,071 and $3,536,901 from change in fair value of debt derivatives for the years ended December 31, 2022 and 2021, respectively. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 215.6% to 267.8%, (3) weighted average risk-free interest rate of 4.11% to 4.76% (4) expected life of 0.50 to 4.08 years, and (5) the quoted market price of $0.002 for the Company’s common stock.

See Financing lease arrangements in Note 9.

NOTE 7 - INCOME TAXES

The following table sets forth the components of the Company’s income tax expense (benefit) for the years ended December 31, 2022 and 2021:

Current:	2022	2021
Federal State and local	$—	$—
Total Current	—	—
Deferred:
Federal State and local benefit	(4,567,483)	(860,056)
Net operating loss, net of state tax effect	(60,546)	(30,540)
Meals and entertainment	616	10,134
Stock based expenses	4,473	46,769
Impairment	1,529,488	208,728
Amortization	137,808	143,243
Derivative expense	136,515	(742,749
Loss (Gain) on extinguishment	472,099	(1,808,903)
Change in allowance	2,347,030	3,033,374
Total Benefit	$—	$—

The following table sets forth a reconciliation of the Company’s income tax expense (benefit) as the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2022 and 2021:

	2022	2021
Income tax at Federal statutory rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Stock based compensation	(0%)	(0%)
Net operating loss, net of state tax effect	(1%)	(1%)
Other	(1%)	(1%)
Total	—	—

The following table sets forth the components of the Company’s deferred income taxes as of December 31, 2022 and 2021:

Current deferred tax assets (liabilities):	2022	2021
Valuation allowance	$—	$—
Total current deferred tax asset (liability)	—	—

Noncurrent deferred tax assets (liabilities):
Derivative (gain) expense	1,936,917	2,073,432
Intangible assets amortization	1,687,645	1,253,096
Net operating loss carry forwards	8,011,600	5,725,115
Stock base compensation	2,016,952	1,878,003
Loss (gain) on debt extinguishment	(1,207,765)	(1,679,863)
Less; Valuation allowance	$(12,445,349)	$(9,249,783)
Total noncurrent deferred tax asset (liability)	—	—

Total deferred tax asset (liability)	$—	$—

The Company has approximately $38,000,000 and $27,000,000 of net operating loss carry forwards as of December 31, 2022 and 2021, respectively, which expire in varying amounts, if unused. Because of the change in ownership of more than 50% of the Company in accordance with Section 382 of the IRS Code, these net operating loss carry forwards may be significantly limited to use in future periods.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2022, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.

All Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Series A Convertible Preferred Stock

The Company designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock.  In February 2015, the Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock to Stephen Thomas, Chairman, CEO and President of the Company, valued at $3,117,000 for compensation expense.  These shares are outstanding as of December 31, 2022.

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

As of December 31, 2022, by amendment,  holders of the Series A Preferred Stock shall, collectively have the right to convert all of their Series A Preferred Stock when conversion is elected into that number of shares of Common Stock of the Company, as amended and restated July 5, 2022 by the Board of Directors and a majority of the outstanding voting shares of the Company, determined by the following formula: 60% of the common shares computed to include all projected conversions of all convertible debt and any other classes of Preferred Stock as if the conversions had taken place at the stated conversion price per share (i.e. for the avoidance of doubt – “fully diluted” as if such conversion had occurred prior to the Series A conversion.) The Company determined that due to the significance of the amendment, it should be accounted for as an extinguishment and fair valued the amended Series A Preferred Stock at $42,983,742, creating a deemed dividend of $39,866,742.  The valuation of the amended Series A Preferred Stock was done by a qualified independent third party.

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

There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2022.

The Series B Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

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

There are no shares of Series C Convertible Preferred Stock outstanding as of December 31, 2022.  There are approximately $553,100 in convertible notes payable convertible into Series C Convertible Preferred Stock which compromise some of the common stock equivalents calculated in Note 1.

The Series C Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

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

As of December 31, 2022, there are 46,649 Series D Preferred shares outstanding.

The Series D Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

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

As of December 31, 2022, there are 2,043,507 Series E Preferred shares outstanding as a result of exchanges of accounts payable, financing arrangements and lease agreements.  The Series E Preferred shares were given a fair value by a third-party valuation of $6.53 per share for which they were recorded as of December 31, 2022.  The difference between the valuation at $6.53 per share or $13,344,101 and the amount of accounts payable, financing arrangements and lease agreement balances of $10,987,307 or $2,356,794 was recorded as a loss on debt extinguishment for the year ended December 31, 2022.

The Series E Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Common Stock

As of December 31, 2022, we had authorized 2,500,000,000 shares of Common Stock, of which 1,256,900,534 common shares are issued and outstanding.  Subsequent to December 31, 2022, the authorized common shares have been increased to 4,500,000,000.

Common Stock Issued for Conversion of Debt

During the year ended December 31, 2022, the Company issued 333,871,496 common shares valued at $1,439,894 for $1,076,782 of principal, interest, penalties and fees and recorded a loss on extinguishment of $363,112

Common Stock Issued for Expenses and Liabilities

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

The Company issued 7,500,000 shares of stock to Mr. Littman in accordance with its December 28 and 29, 2020 agreements as described in Note 5.  These shares were included in a Form S-1 filed by the Company on January 15, 2021.  During the year ended December 31, 2021, it was determined in accordance with an underlying agreement, that there was a deficiency of approximately $185,000 from net sales proceeds from sales of the shares and as such, this amount is accounted for in accounts payable as of December 31, 2022.

On April 5, 2021, the Company granted 1,500,000 restricted commons shares to a consultant as a bonus for services rendered.  The Company recorded $44,100 as expense in the statement of operations during the year ended December 31, 2021 which represented the calculation fair value on the date of grant.

Stock Purchase Agreement

On May 28, 2021, and as amended December 27, 2021, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Under the terms of the Purchase Agreement, White Lion agreed to provide the Company with up to $5,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”). A Form S-1 was filed on June 30, 2021 regarding this transaction.  Subsequent Amendments to Forms S-1 related to this transaction were filed on July 6, 2021 and July 14, 2021.  The registrations statement was declared effective July 19, 2021.  This purchase agreement was terminated December 31, 2022.

The Company had the discretion to deliver purchase notice to White Lion and White Lion will be obligated to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) based on the investment amount specified in each purchase notice. The maximum amount of the Purchase Notice shall be the lesser of: (i) 200% of the Average Daily Trading Volume or (ii) the Investment Limit divided by the highest closing price of the Common Stock over the most recent five (5) Business Days including the respective Purchase Date. Notwithstanding the forgoing, the Investor may waive the Purchase Notice Limit at any time to allow the Investor to purchase additional shares under a Purchase Notice. Pursuant to the Purchase Agreement, White Lion and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to White Lion that would result in White Lion’s beneficial ownership equaling more than 9.99% of the Company’s outstanding Common Stock. The price of each purchase share shall be equal to eighty-five percent (85%) of the Market Price (as defined in the Purchase Agreement). Purchase Notices may be delivered by the Company to White Lion until the earlier of twelve (12) months (until December 31, 2022, as amended) or the date on which White Lion has purchased an aggregate of $5,000,000 worth of Common Stock under the terms of the Purchase Agreement.

Under the Registration Rights Agreement with White Lion, the Company has given purchase notices for 29,000,000 shares of common stock and has received proceeds of $610,502, net of expenses.

Subscription Payable

As of December 31, 2022, the Company has recorded $26,910 in stock subscription payable, which equates to the fair value on the date of commitment, of the Company’s commitment to issue the following common shares:

Unissued shares for TPT consulting agreements	2,175,000
Shares receivable under terminated acquisition agreement	(3,096,181)
Net commitment	(921,181)

During the year ended December 31, 2021, the Company agreed to a consulting agreement with one of its newest directors, John Wharton, which Agreement was for the issuance of 3,000,000 shares of common stock to vest over two years starting July 30, 2021. These shares were valued at $42,600 and are being expenses at $1,775 per month. As of December 31, 2022, 2,125,000 common shares have vested and $30,175 expensed.

Effective November 1, 2017, the Company entered into an agreement to acquire Holly wood Rivera, LLC and HRS Mobile LLC (“HRS”). In March 2018, the HRS acquisition was rescinded and 3,096,181 shares of common stock which were issued as consideration are being returned by the recipients. As such, as of December 31, 2022 and 2021 the shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

Warrants Issued with Convertible Promissory Notes

As of December 31, 2022, there were 129,116,666 warrants outstanding that expire in five years or in the years ended December 31, 2024 -2027.  As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 1,000,000 warrants to purchase 1,000,000 common shares of the Company at 70% of the current market price.  Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice.  However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

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

The warrants issued under these convertible promissory notes were considered derivative liabilities valued at $187,745 of the total $4,822,398 derivative liabilities as of December 31, 2022. See Note 5.

Common Stock Reservations

The Company has reserved internally 1,000,000 shares of Common Stock of the Company for the purpose of raising funds to be used to pay off debt described in Note 5.

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employee and consultants as consideration for services rendered and that will be rendered to the Company.

Non-Controlling Interests

QuikLAB Mobile Laboratories

In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC.  QuikLAB 4, LLC was subsequently dissolved.  It was the intent to use these entities as vehicles into which third parties would invest and participate in owning QuikLAB Mobile Laboratories.  As of December 31, 2022, Quiklab 1 LLC, QuikLAB 2, LLC and QuikLAB 3, LLC have received an investment of $470,000, of which Stephen Thomas and Rick Eberhardt, CEO and COO of the Company, have invested $100,000 in QuikLAB 2, LLC.  During the year ended December 31, 2021, one investor entered into an agreement at their request, to have their investment returned.  $10,000 of this investment was returned with the remaining $60,000 being reclassified to an accounts payable in the balance sheet as of December 31, 2022.

The third party investors and Mr. Thomas and Mr. Eberhart, will benefit from owning 20% of QuikLAB Mobile Laboratories specific to their investments.  The Company owns the other 80% ownership in the QuickLAB Mobile Laboratories. The net loss attributed to the non-controlling interests from the QuikLAB Mobile Laboratories included in the statement of operations for the year ended December 31, 2022 and 2021 is $12,025 and $12,013, respectively.

Other Non-Controlling Interests

TPT Strategic, Air Fitness,TPT Asia and IST are other non-controlling interests in which the Company owns 0%, 75%,78% and 0%, respectively.  There is little activity in any of these entities.  The net loss attributed to these non-controlling interests included in the statement of operations for the years ended December 31, 2022 and 2021 is $107,752 and $5,380, respectively.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2022	2021
Related parties (1)	$831,502	$2,294,570
General operating	5,342,431	3,313,649
Accrued interest on debt (2)	2,095,955	1,546,889
Credit card balances	218,781	169,035
Accrued payroll and other expenses (3)	1,319,402	1,686,310
Taxes and fees payable	642,640	642,640
Total	$10,450,711	$9,653,093

_____________

(1)	Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.
(2)	Portion relating to related parties is $842,340 and $924,612 for December 31, 2022 and 2021, respectively.
(3)	$93,750 of this is payable to Stephen J. Thomas, III, CEO.

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

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our estimated incremental borrowing rate as the discount rate. Our weighted average discount rate is 10.0% and the weighted average lease term of 2.55 years.

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

As of December 31, 2022 and 2021, operating lease right-of-use assets and liabilities arising from operating leases were $0 and $4,259,758, respectively. During the year ended December 31, 2022, cash paid for amounts included for the measurement of lease liabilities was approximately $424,885 and the Company recorded lease expense in the amount of $2,328,234 in cost of sales.

The Company entered an operating agreement to lease colocation space for 5 years.  This operating agreement starts October 1, 2020 for $7,140 per month.  In addition, the Company entered into office space for Blue Collar which started April 2021 and runs for 3 years beginning at an average of $4,150 for the first six months, $8,300 for twelve months, $8,549 for the next twelve months and $8,805 for the following twelve months.  All other lease agreements for office space are under lease agreements for one year or less.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of December 31, 2022.

2023	$6,163,141
2024	1,186,440
2025	738,108
2026	207,838
2027	11,415
Thereafter	66,000
Total operating lease liabilities	8,372,942
Amount representing interest	(543,069)
Total net present value	$7,829,873

Office lease used by CEO

During the years ended December 31, 2022 and 2021, the Company entered into a lease of 12 months or less for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The Company has paid $30,000 and $30,000 in rent and utility payments for this space for the year ended December 31, 2022 and 2021, respectively.

Financing lease obligations

Future minimum lease payments are as follows:

2022	$710,776
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total financing lease liabilities	710,776
Amount representing interest	—
Total future payments (1)	$710,776

____________________

(1)	Included is a Telecom Equipment Lease is with an entity owned and controlled by shareholders of the Company and was due August 31, 2020, as amended.

Other Commitments and Contingencies

Employment Agreements

The Company had employment agreements with certain employees of SDM, K Telecom and Air Fitness. The agreements are such that SDM, K Telecom and Air Fitness, on a standalone basis in each case, must provide sufficient cash flow to financially support the financial obligations within the employment agreements.  The employment agreements for SDM and Aire Fitness were terminated with the exchange of debt for Series E Preferred Stock.  See Note 8.

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

Litigation

On March 18, 2019, the Company issued to an Investor a convertible promissory note in the principal amount of $600,000.00 (the “Auctus Promissory Note”) and Warrant Agreement (the “Auctus Warrant Agreement”) pursuant to that certain securities purchase agreement dated March 18, 2019 (the “Auctus SPA”) with Auctus Fund, LLC (“Auctus”). Pursuant to claims by Auctus that the Company had not complied with terms of the Auctus SPA, the Company and Auctus entered into a settlement agreement dated October 13, 2021 where by the Company would pay $763,231 and allow Auctus to exercise its right to exercise 15,000,000 warrants to purchase 15,000,000 shares of common stock.  Auctus agreed to limit the sale of common shares of the Company to 2,000,000 during each respective calendar week. The Company recognized a gain on debt extinguishment of $7,068,339 when this Auctus Promissory Note was paid off in large part because of the related derivative liability on the books at the time of the settlement.

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019.   More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months.  EMA has claimed in excess of $7,614,967 in relief.  The Company has filed a motion in response for which EMA has filed a motion to dismiss.   The Company does not believe at this time that any negative outcome would result in more than the $920,579 it has recorded on its balance sheet as of December 31, 2022.

A lawsuit was filed in Michigan by the one of the former owners of SpeedConnect, LLC, John Ogren.   Mr. Ogren claimed he was owed back wages related to the acquisition agreement wherein the Company acquired the assets of SpeedConnect, LLC and kept him on through a consulting agreement. The Company’s position was that he ultimately resigned in writing and was not due any back wages.  In August 2021, Mr. Ogren was awarded $334,908 in back wages by an Arbitrator.  This amount has been expensed in the statement of operations as other expenses for the year ended December 31, 2021.  Mr. Ogren and the Company agreed to a settlement whereby the Company would pay $120,000 within 14 days of a written agreement with four monthly payments of $20,000 starting on December 5, 2021 through March 2, 2022. This debt was completely paid off as of December 31, 2022.

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc.  The claim derives from an outstanding debt by incurred by Copperhead Digital.  The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid.  The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030.62 plus interest, costs and attorney fees.  The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of December 31, 2022 for this subsidiary payable.

Lawsuits are being threatened by vendors in relation to tower lease payments in accordance with tower lease agreements that were entered into by SpeedConnect.  The claims are currently being investigated and the amount in controversy being claimed is approximately $2,784,107. The Company has approximately $2,903,316 in accounts payable for these threatened claims as of December 31, 2022.  The claims appear to include lease agreements that have been terminated and future payments not yet due, among other issues.  As such, the parties are trying to come up with resolutions for these claims.

We have been named in lawsuits by two merchant debt companies, Mr. Advance and CLOUDFUND versus TPT Global Tech and TPT SpeedConnect for non-payment under the debt agreements for which the companies received judgements against the Company.  The judgements totaled $521,409, including legal and other fees for which the Company has $546,219 recorded in loans, advances and agreements.The Company is in negotiations with both of these companies to restructure payment and work out acceptable terns.  Management believes it will not have to pay more than what it has recorded in accounts payable.

We have been named in a lawsuit by AHS Staffing, LLC against TPT MedTech, LLC claiming unpayment of $159,959 in billings for medical staffing services rendered by AHS Staffing, LLC on behalf of TPT MedTech. The Company believes it has defenses for a portion of the services rendered but has recorded a payable in accounts payable in the consolidated balance sheet of $120,967. Management does not believe that an unfavorable outcome will result in payment of more than is recorded in accounts payable.

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

Stock Contingencies

The Company has convertible debt, preferred stock, options and warrants outstanding for which common shares would be required to be issued upon exercise by the holders.  As of December 31, 2022, the following shares would be issued:

2022
Convertible Promissory Notes	3,787,362,740
Series A Preferred Stock (1)	12,610,847,082
Series B Preferred Stock	2,588,693
Series D Preferred Stock	74,998,392
Series E Preferred Stock	3,285,381,029
Stock Options and warrants	129,116,666
19,890,294,603

_____________________

(1)

Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of the then outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 2,500,000,000 shares were authorized as of December 31, 2022 and 4,500,000,000 subsequently.

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

NOTE 10 – RELATED PARTY ACTIVITY

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $831,502 and $2,294,570, respectively, as of December 31, 2022 and 2021 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 9.

As is mentioned in Note 8, Reginald Thomas was appointed to the Board of Directors of the Company in August 2018. Mr. Thomas is the brother to the CEO Stephen J. Thomas III. According to an agreement, as modified, with Mr. Reginald Thomas, he is to receive $5,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $5,000 may be suspended by the Company if the Company has not been adequately funded.

Leases

See Note 9 for office lease used by CEO.

Amounts Receivable – Related Party

As of December 31, 2022, there are amounts due from management/shareholders of $518,871 included in amounts receivable – related party, receivable from Mark Rowen of Blue Collar and Everett Lanier of IST.  See Note 9 for amounts payable to Stephen J. Thomas, III.

Other Agreements

On April 17, 2018, the CEO of the Company, Stephen Thomas, signed an agreement with New Orbit Technologies, S.A.P.I. de C.V., a Mexican corporation, (“New Orbit”), majority owned and controlled by Stephen Thomas, related to a license agreement for the distribution of TPT licensed products, software and services related to Lion Phone and VuMe Live within Mexico and Latin America (“License Agreement”). The License Agreement provides for New Orbit to receive a fully paid-up, royalty-free, non-transferable license for perpetuity with termination only under situations such as bankruptcy, insolvency or material breach by either party and provides for New Orbit to pay the Company fees equal to 50% of net income generated from the applicable activities. The transaction was approved by the Company’s Board of Directors in June 2018. There has been no activity on this agreement.

NOTE 11 – GOODWILL AND INTANGIBLE ASSETS

There are no goodwill and intangible assets as of December 31, 2022.  Goodwill and intangible assets are comprised of the following as of December 31, 2021:

December 31, 2021
	Gross carrying amount	Accumulated Amortization	Net Book Value	Useful Life
Customer Base	$697,238	(310,359)	$386,879	3-10
Developed Technology	4,595,600	(2,127,599)	2,468,001	9
Film Library	957,000	(249,300)	707,700	11
Trademarks and Tradenames	132,000	(38,339)	93,661	12
Total intangible assets, net	$6,381,838	(2,725,597)	$3,656,241

Goodwill	$104,657	—	$104,657

Amortization expense was $656,228 and $728,192 for year ended December 31, 2022 and 2021, respectively.

Impairment expense to intangibles was $3,000,013 and $330,508, respectively, for the years ended December 31, 2022 and 2021.

In addition, there was impairment expense to goodwill of $104,657 and $663,434 for the years ended December 31, 2022 and 2021, respectively.

NOTE 12 – SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company considers its most significant segments for 2022 and 2021 are those in which it is providing Broadband Internet through TPT SpeedConnect and Media Production services through Blue Collar Medical Testing services through TPT MedTech and QuikLABs.

The following table presents summary information by segment for the twelve months ended December 31, 2022 and 2021, respectively:

2022
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$5,429,010	1,522,490	89,755	795,324	$7,836,579
Cost of revenue	$(4,620,270)	(895,890)	—	(710,536)	$(6,226,696)
Net income (loss)	$(5,614,104)	(1,282,145)	(260,720)	(14,592,951)	$(21,749,920)
Deemed dividend related to modification of Series A Preferred Stock	—	—	—	(39,866,742)	(39,866,742)
Total assets	$68,086	643,029	3,800	339,525	$1,054,440
Depreciation and amortization	$(530,579)	(6,820)	(44,793)	(658,004)	$(1,240,196)
Impairment/loss on debt extinguishment	$(4,283,263)	(1,042,636)	—	(4,205,469)	$(9,531,368)
Derivative gain (expense)	$—	—	—	(650,071)	$(650,071)
Interest expense	$(570,499)	(98,179)	—	(4,092,873)	$(4,761,551)

2021
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$7,579,002	1,545,721	504,595	400,261	$10,029,579
Cost of revenue	$(5,676,202)	(1,005,431)	(792,061)	(328,481)	$(7,802,175)
Net income (loss)	$(1,446,635)	491,513	(1,318,921)	(1,821,464)	$(4,095,507)
Total assets	$6,568,405	1,380,636	198,037	2,530,347	$10,677,425
Depreciation and amortization	$(621,774)	(111,336)	(40,170)	(637,023)	$(1,410,303)
Impairment/gain on debt extinguishment	$391,567	747,137	—	6,338,293	$7,476,997
Derivative gain (expense)	$—	—	—	(3,536,901)	$(3,536,901)
Interest expense	$(1,058,986)	(38,798)	—	(1,539,348)	$(2,637,132)

NOTE 13 – SUBSEQUENT EVENTS

TPT Global Tech Securities Purchase Agreement with MA Littman Atty

Securities Purchase Agreement and Convertible Promissory Note

On March 24, 2023, TPT Global Tech, Inc. (“TPT”) entered into a Securities Purchase Agreement dated with MA Littman Atty Defined Benefit Plan (“Seller”) and Asberry22 Holdings, Inc. (“Asberry”) for the purchase of 500,000 shares of Series A Super Majority Voting Preferred Stock of Asberry for the aggregate principal amount of $500,000. Such five hundred thousand shares of Series A Supermajority Voting Preferred Stock are Supermajority Voting to vote equivalent of 90% of the outstanding common shares of the Common Stock of Asberry at any time (post reverse split of any amount) in the form of the Series A Designation of Rights and Privileges under Exhibit A of the Securities Purchase Agreement.

TPT entered into a $500,000 convertible promissory note (“Convertible Promissory Note”) with Michael A. Littman, Atty Defined Benefit Plan (“MAL-Plan”) pursuant to the above referenced Securities Purchase Agreement. The Convertible Promissory Note is due 180 days from March 24, 2023 and pays interest at the rate of 6% per annum. The Convertible Promissory Note may convert all or part (in increments) of the principal balance to common stock of the Company at the rate of 85% of the volume weighted average price for the preceding 5 market trading days. The Company agreed to file the necessary S-1 to register any shares underlying this conversion right within 120 days of March 24, 2023. To convert, MAL-Plan shall give notice of conversion together with the increment of the note, in writing to the Company, and the conversion shall be effective upon such date of notice.

Agreement and Plan of Merger

An Agreement and Plan of Merger ("Agreement") was made and entered into as of March 24, 2023 by and among TPT SpeedConnect LLC, a Colorado Limited Liability Company (wholly-owned subsidiary of TPT Global Tech, Inc.) ("SPC"), and Asberry 22 Holdings, Inc., a Delaware Corporation ("ASHI"), and SPC Acquisition, Inc., a wholly-owned subsidiary of ASHI, domiciled in Colorado ("Acquisition Sub"). SPC then converted to a Corporate entity and Acquisition Sub merged with and into SPC(the "Merger"). The separate corporate existence of Acquisition Sub ceased and SPC continues as the surviving corporation in the Merger and as wholly-owned subsidiary of ASH. All of the properties, rights and privileges, and power of SPC, vest in the Subsidiary, and all debts, liabilities and duties of SPC are the debts, liabilities and duties of the Subsidiary. The shares of common stock of Acquisition Sub issued and outstanding immediately prior to the Effective Time is converted into and exchange for 1,000 validly issued, fully paid and non-assessable shares of the Subsidiary's common stock.

TPT Global Tech, Inc. is to be issued a total of 4,658,318 common shares of ASHI (the "ASHI Common Stock"), as a result of the merger, constituting 85% of the then issued and outstanding common stock. TPT Global Tech, Inc. also has purchased all of the 500,000 Series A Super Majority Voting Preferred Shares of ASHI.

ASHI shall file a Form S-1 Registration Statement with the Securities Exchange Commission within 120 days after closing, to register for resale: a) the common shares of ASHI, issued at closing, b) conversion shares for the Series A Supermajority Preferred Stock and c) those outstanding shares of the shareholders of ASHI existing as of the day prior to closing, and shall pursue such S-1 filing diligently to effectiveness.

The Officers of ASHI shall resign effective upon the appointment of the new Officers, as designated by SPC. The Current Directors of ASHI shall remain as directors until the Series A Preferred Stock (500,000 shares) of ASHI shall have been redeemed or converted. SPC shall have designated two new directors for appointment effective at closing, and may then appoint new Officers, and the current officers shall resign at closing.

Other items

Subsequent to December 31, 2022, the authorized common shares of the Company has been increased to 4,500,000,000.

Subsequent to December 31, 2022, FirstFire, Cavalry Investments, Cavalry Fund I and 1800 Diagonal exercised their rights to convert $542,324 of principal amounts into 466,848,487 of shares of common stock.

On February 8, 2023, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a $81,675 promissory note agreement (1800 Diagonal Note #2”). The 1800 Diagonal Note #2 has an original issue discount of 9%, or $7,425, and bears interest at 9%, 22% upon default, and is convertible into shares of the Company’s common stock only under default, as defined.  Total of $81,675 plus and accrued interest is due February 8, 2024. At any time following default, as defined, conversion rights exist at a discount rate of 25% of the lowest trading price for the Company’s common stock during the previous 10 trading days prior to conversion. 150,000,000 common shares of the Company have been reserved with the transfer agent for possible conversion under a default.

On February 9, 2023, TPT Global Tech, Inc. and FirstFire Global Opportunities Fund, LLC (“First Fire”) entered into a $330,000 promissory note agreement (Firstfire Note #2”). The  FirstFire Note #2 has an original issue discount of 9%, or $30,000, and bears interest at 10%, 20% upon default, and is convertible into shares of the Company’s common stock only under default, as defined.  $33,000 of interest is considered earned at the issue date.  Total of $330,000 plus accrued interest is due February 8, 2024.  Conversion rights exist that at any time after issuance, the FirstFire Note #2 can be exchanged for shares of common stock at $.0012 per share. 350,000,000 common shares of the Company’s common stock have been reserved with the transfer agent for possible conversion.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2022, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

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

Due to insufficient funds during the year ended December 31, 2022, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

There were no changes to internal controls over financial reporting during the current reporting period. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of May 13, 2023.

Name	Age	Position	Term
Stephen J. Thomas, III	59	President, Chief Executive Officer and Chairman of the Board	Annual
Richard Eberhardt	65	Chief Operating Officer and Director	Annual
Arkady Shkolnik	59	Director	Annual
Reginald Thomas	58	Director	Annual
John F. Wharton	65	Director	Annual
Gary Cook	65	Chief Financial Officer	Annual

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

BIOGRAPHICAL INFORMATION

Stephen J. Thomas, III – President, Chief Executive Officer and Chairman of the Board

Mr. Thomas is President, CEO and Chairman of the Board of TPT Global Tech, Inc. since August 11, 2014. On March 24, 2023, he was appointed Chief Executive Officer and Director of Asberry 22 Holdings, Inc. Previously, Mr. Thomas was Manager of TPT Group, LLC (2015-2017) and Director of TPT Group, Inc. (2011-2014). Mr. Thomas was founder, CEO and Director of Trans Pacific Telecom, Inc. from 2000-2011 and prior to that was president and CEO of New Orbit Communications (1999-2001). In 2002, as CEO of Trans Pacific Telecom Group, Mr. Thomas was featured on CBS MarketWatch for winning “Product of the Year Award for 2002” VIVOware at the Internet Telephony Conference and Expo an event focused on voice, video, fax and data convergence. During his employment with New Orbit, Mr. Thomas worked extensively throughout Latin America, gaining extensive expertise and resources in the international telecom marketplace. Mr. Thomas has also served as Director of Network Optimization/Validation for WorldxChange Communications, one of the largest privately held facilities-based telecommunications company with headquarters in San Diego, California and international operations all over the globe. His responsibilities included Cost Assurance for expenses. As a matter of disclosure, in 2005 Mr. Thomas was an ISP equipment provider to Access Point Africa (“APA”). APA allowed its license to expire in Sierra Leone, and as a result APA and several individuals were alleged to have violated the Sierra Leone Telecommunications Act by operating an unlicensed internet access point. Mr. Thomas was charged as well as for the offense which bears a fine of up to $3,000 but the charge is unresolved at this time, but he intends to resolve it in the next several months.

Mr. Thomas attended Northeastern University majoring in Finance and Management (1984 to 1987).

Richard Eberhardt- Chief Operating Officer and Director

Mr. Eberhardt is Chief Operating Officer and Director of TPT Global Tech, Inc. since October 10, 2014. Mr. Eberhardt resigned as Executive Vice-President on December 15, 2020 and was simultaneously appointed as Chief Operating Officer. Mr. Eberhardt also serves as Chief Executive Officer of Copperhead Digital Holdings, LLC, a wholly-owned subsidiary of TPT Global, Inc. On March 24, 2023, he was appointed Secretary and Director of Asberry 22 Holdings, Inc. Previously, Mr. Eberhardt served CEO/COO of Pacific Bio Medical, a Durable Medical Equipment provider, located in Phoenix, Arizona (2008-2012). From 2012-2015, Mr. Eberhardt served as Consultant and Sales Director for two telecommunications companies, Fathom Voice and Ipitomy located in Indiana and Florida, respectively. Founding member of a telecommunications firm, WorldxChange, located in San Diego, CA. (1989-2001) With WorldxChange, he researched, designed, and implemented start-up business sales and marketing models resulting in wholesale, commercial, and consumer revenue channels. He opened and operated offices in approximately 23 countries. He created and managed channels with 25K+ agents and $15M in monthly revenue.

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

John F. Wharton -Director

Effective August 31, 2021, the Board of Directors of the Company appointed Major General John F. Wharton (“Mr. Wharton”), former Commanding General of U.S Army Research, Development and Engineering Command who has been leading the Company’s Global Defense Division, as a director of the Company. Concurrently, Mr. Wharton was appointed as Chairman of the Company’s subsidiary, TPT Global Defense Systems, LLC.

Mr. Wharton has served the Nation for more than three decades and has extensive experience in leadership, technology, acquisition, and logistics. He retired from active military duty on September 30, 2016. He is currently a public and private sector advisor to numerous industries, universities, and governments.  In his last military assignment, he was responsible for 75% ($6.2 billion) of the Army's annual R&D budget and led more than 13,000 scientists, engineers and support personnel.

Mr. Wharton has been providing guidance and expertise for TPT’s Global Defense Division and has already been actively helping the Company across internal industry verticals in his capacity as a member of the Global Tech Advisory Board. His work with the Company’s telecoms, satellite, 5G and radar technologies units as well as his proactive involvement and contacts have resulted in expanded opportunities for domestic and international government contracts across geographies ranging from Europe, the Middle East, India, Africa and the Caribbean posturing TPT for future growth.

Mr. Wharton graduated from the United States Military Academy in West Point, New York in 1981. In addition, his education includes the Quartermaster Basic and Advanced Courses, the Inspector General's Course, the Command and General Staff College. He also holds a Master of Science degree in national security and strategic studies from the Naval War College.

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

Everett Lanier – President IST and TPT Strategic

Mr. Lanier is the President of TPT Strategic since October 20, 2022.  He was the Founder, President and CEO of IST, LLC and has over 22 years of IT experience and 30 years in construction and engineering having started in his family’s business. His experience includes program management, business development, capture management and project engineering. Mr. Everett possesses a broad knowledge of business operations and program matrix management experience and is an accomplished negotiator and innovative leader who has demonstrated the ability to manage relationships and complex programs to achieve financial success, on time deliveries and customer trust and satisfaction.

Mr. Lanier’s years of experience encompasses both engineering and scientific fields, including the design, testing, and maintenance of strategic defense software systems encompassing real-time simulation and modeling, battle management, command, control, and communications, flight test planning and execution, missile and tactical weapon systems. He has over 20 years of experience providing small businesses with expert advice and guidance on how to gain access to set-aside and sole source federal procurements that are available as an 8a Certified Program participant.

Mr. Lanier received his Bachelor of Science Degree in Applied Mathematics & Computer Science at Alabama A&M University.

FAMILY RELATIONSHIPS

Stephen J. Thomas, III, President, CEO and Chairman of the Board and Reginald Thomas, Director, are brothers.

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

EXECUTIVE COMMITTEE

We do not have an executive committee at this time.

AUDIT COMMITTEE

We do not have an audit committee at this time.

ANNUAL MEETING

The annual meeting of stockholders is anticipated in the Fall of 2023 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Florida and on such date as may be fixed from time to time by resolution of our board of directors.

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Tables

The following table sets forth the compensation paid to our officers for the years ended December 31, 2022, 2021, 2020, and 2019.

EXECUTIVES COMPENSATION TABLE

In Dollars

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($) (2)
Stephen J. Thomas, III CEO and President	2022	166,667	—	—	—	—	—	—	(1)	166,667	(2)
	2021	270,000	—	—	—	—	—	—	(1)	270,000	(2)
	2020	262,083	—	—	—	—	—	—	(1)	262,083	(2)
	2019	175,000	—	—	—	—	—	—	(1)	175,000	(2)
Richard Eberhardt, COO	2022	100,000	—	—	—	—	—	10,704	(3)	110,704	(2)
	2021	170,000	—	—	—	—	—	10,704	(3)	180,704	(2)
	2020	169,250	—	—	—	—	—	—		169,250	(2)
	2019	110,242	—	—	—	—	—	—		110,242	(2)
Gary Cook, CFO	2022	133,333	—	—	—	—	—	—		133,333	(2)
	2021	200,000	—	—	—	—	—	—		200,000	(2)
	2020	219,167	—	—	—	—	—	—		219,167	(2)
	2019	112,150	—	—	—	—	—	—		112,150	(2)
Stacie Stricker, Secretary and Controller (4)	2021	35,000	—	—	—	—	—	—		35,000	(2)
	2020	135,000	—	—	—	—	—	—		135,000	(2)
	2019	80,750	—	—	—	—	—	—		80,750	(2)

_______________________

(1)

The Company entered into a lease for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The Company has paid approximately $30,000, $30,000, $30,000 and $30,857 in rent and utility payments for the years ended December 31, 2022, 2021, 2020 and 2019, respectively. No portion of the payments on this lease have been included in amounts shown in compensation to Mr. Stephen Thomas and has approximated $30,000 to $40,000 a year in 2015-2018.

(2)

These amounts do not include compensation that has been accrued on the books of the Company in accordance with employment agreements and other previous contract work performed but has not been paid because of the lack of cash flows. Accrued but unpaid compensation as of December 31, 2022 is as follows: Stephen J. Thomas, III - $93,750; Richard Eberhardt - $76,750; and Gary Cook - $95,000.

(3)	Represents a monthly car allowance paid by the Company.
(4)	Ms. Stricker resigned as an employee of the Company in March 2021.

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

Upon an affirmative vote of not less than two-thirds of the Board of Directors, the employment may be terminated without further liability on the part of our Company. Cause is considered to be an act or acts of serious dishonesty, fraud, or material and deliberate injury related to our business, including personal enrichment at the expense of our Company. If there is a termination for cause the benefits of any bonus for the period preceding termination would be forfeit.

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

Upon an affirmative vote of not less than two-thirds of the Board of Directors, the employment may be terminated without further liability on the part of our Company. Cause is considered to be an act or acts of serious dishonesty, fraud, or material and deliberate injury related to our business, including personal enrichment at the expense of our Company. If there is a termination for cause the benefits of any bonus for the period preceding termination would be forfeit.

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

Upon an affirmative vote of not less than two-thirds of the Board of Directors, the employment may be terminated without further liability on the part of our Company. Cause is considered to be an act or acts of serious dishonesty, fraud, or material and deliberate injury related to our business, including personal enrichment at the expense of our Company. If there is a termination for cause the benefits of any bonus for the period preceding termination would be forfeit.

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

(6) In accordance with an agreement with Mr. Wharton, the Company is to pay Mr. Wharton $8,000 per month for months one and two, $10,000 per months for months three and four and $15,000 per month thereafter starting August 1, 2021 for a term of three years with mutual agreement of additional years.  Either Mr. Wharton or the Company can terminate the agreement upon notice of three months by either party.  In addition, Mr. Wharton is to receive 3,000,000 shares of common stock of the Company vested over two years, fully vested, as defined, for a major contract or funding event that he generates.

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives’ Compensation Table" during the years ended December 31, 2022, 2021, 2020, and 2019:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Stephen J. Thomas, III (1)	2022	—	—	—	—	—	—	—
	2021	—	—	—	—	—	—	—
	2020	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—
Richard Eberhardt (2)	2022	—	—	—	—	—	—	—
	2021	—	—	—	—	—	—	—
	2020	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—
Arkady Shkolnik (3)	2022	—	—	—	—	—	—	—
	2021	—	—	—	—	—	—	—
	2020	100,000	201,979	—	—	—	—	301,979
	2019	100,000	346,250	—	—	—	—	446,250
Reginald Thomas (3)	2022	—	—	—	—	—	—	—
	2021	—	—	—	—	—	—	—
	2020	40,000	35,000	—	—	—	—	75,000
	2019	40,000	60,000	—	—	—	—	100,000
John F. Wharton (4)	2022	—	21,300	—	—	—	—	21,300
	2021	30,000	8,875	—	—	—	—	38,875

________________________________

(1)	Mr. Thomas is also an officer and as such he receives the compensation as disclosed in the Executive Compensation Table.
(2)	Mr. Eberhardt is also an officer and as such he receives the compensation as disclosed in the Executive Compensation Table.
(3)

In August 2018, a majority of the outstanding voting shares of the Company voted through a consent resolution to support a consent resolution of the Board of Directors of the Company to add two new directors to the Board. As such, Arkady Shkolnik and Reginald Thomas were added as members of the Board of Directors. The total members of the Board of Directors after this addition is four. In accordance with agreements with the Company for his services as a director, Mr. Shkolnik is to receive $25,000 per quarter and 5,000,000 shares of restricted common stock valued at approximately $687,500 vesting quarterly over twenty-four months. The quarterly cash payments of $25,000 will be paid in unrestricted common shares if the Company has not been funded adequately to make such payments. Mr. Thomas is to receive $10,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $119,000 vesting quarterly over twenty-four months. The quarterly payment of $10,000 may be suspended by the Company if the Company has not been adequately funded.  Both the 5,000,000 and 1,000,000 shares granted were issued during the year ended December 31, 2020 and are no longer reflected in subscriptions payable as of December 31, 2021 or 2020.

(4)

Mr. Wharton was appointed a Director effective August 1, 2021. In accordance with an agreement with Mr. Wharton, the Company is to pay Mr. Wharton $8,000 per month for months one and two, $10,000 per months for months three and four and $15,000 per month thereafter starting August 1, 2021 for a term of three years with mutual agreement of additional years.  Either Mr. Wharton or the Company can terminate the agreement upon notice of three months by either party.  In addition, Mr. Wharton is to receive 3,000,000 shares of common stock of the Company vested over two years, fully vested, as defined, for a major contract or funding event that he generates.

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

As of December 31, 2022, we had no options outstanding to purchase shares of common stock of the Company.

During the year ended December 31, 2022, 18,116,666 warrants were issued to purchase 18,116,666 shares of common stock in conjunction with financing arrangements entered into. See Note 8 of the consolidated financial statements.

Option/Warrant Grants In The Last Fiscal Year

On October 14, 2017, the Board of Directors and majority stockholders of TPT approved the 2017 TPT Global Tech, Inc. Stock Option and Award Incentive Plan (“the 2017 Plan.”) There are 20,000,000 shares of our common stock reserved under the 2017 Plan.

As of December 31, 2022, there were 129,116,666 warrants outstanding that expire in five years or in the years ended December 31, 2024 -2027.  As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 1,000,000 warrants to purchase 1,000,000 common shares of the Company at 70% of the current market price.  Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice.  However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

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

The warrants issued under these convertible promissory notes were considered derivative liabilities valued at $187,745 of the total $4,822,398 derivative liabilities as of December 31, 2022. See Note 5.

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

Outstanding Equity Awards At Fiscal Year End

The following table sets forth certain information concerning outstanding equity awards held by our appointed executive officers for year ended December 31, 2022 (the "Named Executive Officers"):

	Option Awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Stephen J. Thomas, III, CEO and Chairman (1)	—	—	—	—	—	—	—	—	—
Richard Eberhardt, COO	—	—	—	—	—	—	—	—	—
Gary Cook, CFO	—	—	—	—	—	—	—	—	—

______________________

(1)

Does not contemplate the Series A Preferred Stock held 100% by Stephen J. Thomas, III which guarantees the holder to 60% of the outstanding common stock in shares when converted and 60% of any vote prior to or after conversion. As of December 31, 2022, approximately 12,610,847,082 additional common shares would be issued if Mr. Thomas were to convert his Series A Preferred Stock holdings to common stock. The Company would have to authorize more shares as there are only 1,000,000,000 shares authorized currently.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of May 13, 2023 by:

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

Unless otherwise indicated, such as the case with voting percentages, and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of common stock, except for those jointly owned with that person’s spouse.  Percentage of beneficial ownership before the offering is based on 1,723,749,021 shares of common stock outstanding as of May 13, 2023.

OFFICERS AND DIRECTORS

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner		Percent of Class Outstanding Common Shares (2)	Number of Common Shares & Warrants if fully exercised	Percent of Class including Warrants (6)	Percent of Class including all classes of voting stock (7)
Common Stock	Stephen J. Thomas, III, Chairman, President, Chief Executive Officer and Director	13,890,573	(3)	0.81%	13,890,573	0.75%	60%

Common Stock	Richard Eberhardt, Director and Chief Operating Officer	17,000,000		0.99%	17,000,000	0.92%	0.08%

Common Stock	Arkady Shkolnik, Director	5,000,000	(4)	0.29%	5,000,000	0.27%	0.02%

Common Stock	Reginald Thomas, Director	1,165,000	(4)	0.07%	1,165,000	0.06%	0.01%

Common Stock	John F. Wharton, Director	2,500,000	(5)	0.15%	2,375,000	0.13%	0.01%

Common Stock	Gary Cook, Chief Financial Officer	5,006,281		0.29%	5,006,281	0.27%	0.02%

Common Stock	All Directors and Executive Officers as a Group (6 persons)	44,561,854		2.59%	44,561,854	2.41%	60.14%

___________________

(1)	The Address for the above individuals and entities is c/o 501 West Broadway, Suite 800, San Diego, CA 92101.
(2)	Based upon 1,723,749,021 shares issued and outstanding as of May 13, 2023.
(3)

Based upon 1,723,749,021 shares issued and outstanding as of May 13, 2023. Does not contemplate the Series A Preferred Stock held 100% by Stephen J. Thomas, III which guarantees the holder to 60% of the outstanding common stock in shares when converted and 60% of any vote prior to or after conversion. As of December 31, 2022, approximately 12,610,847,082 additional common shares would be issued if Mr. Thomas were to convert his Series A Preferred Stock holdings to common stock.

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

(5)	Effective August 1, 2021 the Company added another director to the Board, John F. Wharton who is to receive 3,000,000 shares of common stock of the Company vested over two years.
(6)	Assuming full exercise of any stock options or warrants.
(7)	Calculated using voting shares from all classes of common and convertible preferred voting shares.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner		Percent of Class Outstanding Common Shares (2)	Number of Common Shares & Warrants if fully exercised	Percent of Class including Warrants (4)	Percent of Class including all classes of voting stock (5)
Common Stock	Stephen J. Thomas, III, Chairman, President, Chief Executive Officer and Director	13,890,573	(3)	0.81%	13,890,573	0.75%	60%

___________

(1)	The Address for the above individuals and entities is c/o 501 West Broadway, Suite 800, San Diego, CA 92101.
(2)	Based upon 1,723,749,021 shares issued and outstanding as of May 13, 2023.
(3)

Does not contemplate the Series A Preferred Stock held 100% by Stephen J. Thomas, III which guarantees the holder to 60% of the outstanding common stock in shares when converted and 60% of any vote prior to or after conversion. As of December 31, 2022, approximately 12,610,847,082 additional common shares would be issued if Mr. Thomas were to convert his Series A Preferred Stock holdings to common stock.   The Company would have to authorize more shares as there are only 2,500,000,000 shares authorized currently.

(4)	Assuming full exercise of any stock options or warrants.
(5)	Calculated using voting shares from all classes of common and convertible preferred voting shares.

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

BENEFICIAL OWNERSHIP OF EACH CLASS OF VOTING SECURITIES

The following table reflects the beneficial ownership of each class of voting securities as of December 31, 2022.

	Equivalent Voting Shares	Equivalent Voting Percentage	Voting Rights
Series A Preferred Stock	12,610,547,082	60.00%	Shall have the right to vote as if converted prior to any vote at 60%.
Series B Preferred Stock	2,588,693	0.020%	Shall have the right to vote equal to the number of common shares on a one-to-one basis.
Series C Preferred Stock	—	—	Shall have the right to vote equal to the number of common shares on a one-to-one basis.
Series D Preferred Stock	74,998,392	.0.590%	Shall have the right to vote on an as-converted basis.
Series E Preferred Stock	3,285,381,029	25.835%	Shall have the right to vote on an as-converted basis.

Common Stock	1,723,749,021	13.55%
	17,697,564,218	100.00%

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

There are amounts outstanding due to related parties of the Company of $831,502 and $2,294,570, respectively, as of December 31, 2022 and 2021 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 9.

As is mentioned in Note 8, Reginald Thomas was appointed to the Board of Directors of the Company in August 2018. Mr. Thomas is the brother to the CEO Stephen J. Thomas III. According to an agreement, as modified, with Mr. Reginald Thomas, he is to receive $5,000 per quarter and 1,000,000 shares of restricted common stock valued at approximately $120,000 vesting quarterly over twenty-four months. The quarterly payment of $5,000 may be suspended by the Company if the Company has not been adequately funded.

Leases

See Note 9 for office lease used by CEO.

Amounts Receivable – Related Party

As of December 31, 2022, there are amounts due from management/shareholders of $518,871 included in amounts receivable – related party, receivable from Mark Rowen of Blue Collar and Everett Lanier of IST.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We incurred approximately $172,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2022. We incurred approximately $136,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2021.

During the fiscal years ended December 31, 2022 and 2021, we incurred $26,487 and $18,500, respectively, in other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
3.1	Articles of Incorporation of Chatham International, Inc. (9.30.96)	S-1	3.1	12/15/17
3.2	Articles of Incorporation of Cornerstone Capital, Inc. (12.30.98)	S-1	3.2	12/15/17
3.3	Articles of Amendment of Art, Music & Entertainment, Inc. – name change to Global Assets & Services, Inc. (7.30.01)	S-1	3.3	12/15/17
3.4	Articles of Merger – Global Assets & Services. Inc. and SDE 3, Inc. (1.17.02)	S-1	3.4	12/15/17
3.5	Articles of Amendment of Global Assets & Services, Inc. – name change to Jointland Development, Inc. (12.27.04)	S-1	3.5	12/15/17
3.6	Articles of Amendment of Jointland Development, Inc. – Article IV amendment (4.5.10)	S-1	3.6	12/15/17
3.7	Articles of Amendment of Jointland Development, Inc. – name change to Gold Royalty Corp. (10.19.10)	S-1	3.7	12/15/17
3.8	Articles of Amendment of Gold Royalty Corp. – new name Reuben Cannon Entertainment, Inc. (8.24.12)	S-1	3.8	12/15/17
3.9	Articles of Amendment of Gold Royalty Corp. – new name Ally Pharma US, Inc. (10.31.12)	S-1	3.9	12/15/17
3.10	Articles of Amendment of Ally Pharma US, Inc. – new name TPT Global Tech, Inc.	S-1	3.10	12/15/17
3.11	Articles of Amendment of TPT Global Tech, Inc. – Preferred Stock Series A & B (2.6.15)	S-1	3.11	12/15/17
3.12	Articles of Incorporation of Copperhead Digital Holdings, Inc.	S-1	3.12	12/15/17
3.13	Articles of Organization of Trucom, LLC	S-1	3.13	12/15/17
3.14	Articles of Organization of CityNet Arizona, LLC	S-1	3.14	12/15/17
3.15	Certificate of Amendment of Transactive Intermedia, Inc. – name change to San Diego Media, Inc.	S-1	3.15	12/15/17
3.16	Articles of Organization of K Telecom and Wireless, LLC	S-1	3.16	12/15/17
3.17	Articles of Incorporation of Blue Collar, Inc.	S-1	3.17	12/15/17
3.18	Articles of Organization of Center for Education in TV and Radio LLC	S-1	3.18	12/15/17
3.19	Articles of Amendment to Articles of Organization of Center for Education in TV and Radio LLC name change to Hollywood Riviera Studio, LLC	S-1	3.19	12/15/17
3.20	Articles of Organization of HRS Mobile, LLC	S-1	3.20	12/15/17
3.21	Bylaws of TPT Global Tech, Inc.	S-1	3.21	12/15/17
3.22	Articles of Organization of TPT MedTech, LLC	1-A	3.22	7/2/20
3.23	Articles of Incorporation of InnovaQor, Inc.	1-A	3.23	7/2/20
3.24	Articles of Organization of TPT Federal, LLC	1-A	3.24	7/2/20
3.25	Articles of Organization of Quiklab 1 LLC	1-A/A	3.25	8/28/20
3.26	Articles of Organization of QuickLAB 2, LLC	1-A/A	3.26	8/28/20
3.27	Statement of Correction Correcting the Entity Name – QuikLAB 2, LLC	1-A/A	3.27	8/28/20

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
3.28	Articles of Organization of QuickLAB 3, LLC	1-A/A	3.28	8/28/20
3.29	Statement of Correction Correcting the Entity Name – QuikLAB 3, LLC	1-A/A	3.29	8/28/20
3.30	Articles of Organization of QuickLAB 4, LLC	1-A/A	3.30	8/28/20
3.31	Statement of Correction Correcting the Entity Name – QuikLAB 4, LLC	1-A/A	3.31	8/28/20
3.32	Articles of Amendment to Articles of Incorporation	8-K	3.32	9/15/21
3.33	Articles of Amendment to Articles of Incorporation	8-K	3.33	2/11/22
3.34	Articles of Amendment to Articles of Incorporation – September 30, 2019	8-K	3.34	7/20/22
3.35	Articles of Amendment to Articles of Incorporation – July 5, 2022	8-K	3.35	7/20/22
3.36	Articles of Amendment to Articles of Incorporation – March 20, 2022	8-K	3.36	7/20/22
3.37	Articles of Amendment to Articles of Incorporation – January 2, 2022	8-K	3.37	7/20/22
3.38	Articles of Amendment to Articles of Incorporation – March 20, 2022	8-K	3.38	7/20/22
3.39	Articles of Amendment to Articles of Incorporation – September 30, 2023	8-K	3.39	9/22/22
3.40	Articles of Amendment to Articles of Incorporation – February 14, 2023	8-K	3.40	2/14/23
4.1	Form of Vesting Warrants	S-1	4.1	12/15/17
4.2	Form of Unsecured Convertible Commercial Promissory Note - $250,000	S-1	4.2	12/15/17
4.3	Form of Commercial Convertible Promissory Notes	S-1	4.3	12/15/17
4.4	2017 TPT Global Tech, Inc. Stock Option And Award Incentive Plan	S-1	4.4	12/15/17
4.5	Series A Designation	S-1	4.5	12/15/17
4.6	Series B Designation	S-1	4.6	12/15/17
4.7	Promissory Note – HRS	S-1/A	4.7	2/23/18
4.8	Promissory Note – Blue Collar	S-1/A	4.8	2/23/18
4.9	Promissory Note - Blue–Collar - Amendment No. 1 (2.9.18)	S-1/A	4.9	10/2/18
4.10	Promissory Note - MatrixSites, Inc. (10.31.17)	S-1/A	4.10	10/2/18
4.11	Series C Designation	S-1/A	4.11	10/2/18
4.12	Series D Designation	8-K	3.1	3/10/20
4.13	Series D Designation Amendment	1-A	4.13	7/2/20
4.15	Amended Certificate of Designations, Preferences and Rights of Series D Preferred Stock – September 15, 2021	8-K	4.15	9/15/21
4.16	Series D Preferred Stock Purchase Warrant	1-A/A	4.16	10/22/21

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
4.17	Series D Amendment	POS AM	4.17	5/4/22
4.19	Certificate of Designation of the Series A Preferred Stock – September 30, 2019	8-K	4.19	7/20/22
4.20	Amended and Restated Certificate of Designation of the Series A Preferred Stock – July 5, 2022	8-K	4.20	7/20/22
4.21	Amended and Restated Certificate of Designation of the Series D Preferred Stock – March 20, 2022	8-K	4.21	7/20/22
4.22	Certificate of Designation of the Series E Preferred Stock	8-K	4.22	7/20/22
4.23	Amended Certificate of Designation of the Series E Preferred Stock – March 20, 2022	8-K	4.23	7/20/22
10.1	Employment Agreement, Stephen J. Thomas, III	S-1	10.1	12/15/17
10.2	Employment Agreement, Gary Cook	S-1	10.2	12/15/17
10.3	Employment Agreement, Richard Eberhardt	S-1	10.3	12/15/17
10.4	Agreement and Plan of Merger – Ally Pharma US, Inc. and TPT Global, Inc. (9.30.14)	S-1	10.4	12/15/17
10.5	Purchase Agreement Ally Pharma US, Inc. and K Telecom and Wireless and Global Telecom International LLC (8.1.14)	S-1	10.5	12/15/17
10.6	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Copperhead Digital Holdings, Inc. (1.31.15)	S-1	10.6	12/15/17
10.7	Lease Agreement between Copperhead Digital Holdings, Inc. and Telecom Finance LLC (9.14.10)	S-1	10.7	12/15/17
10.8	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Port 2 Port, Inc. (9.30.15)	S-1	10.8	12/15/17
10.9	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and San Diego Media, Inc. (9.30.16)	S-1	10.9	12/15/17
10.10	Amendment #1 to Acquisition & Purchase Agreement between TPT Global Tech, Inc. and San Diego Media, Inc. (12.9.16)	S-1	10.10	12/15/17
10.11	Asset Acquisition Agreement between TPT Global Tech, Inc. and Interest Holders of the Lion Phone Technology (12.15.16)	S-1	10.11	12/15/17
10.12	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and MatrixSites, Inc.	S-1	10.12	12/15/17
10.13	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Hollywood Riviera LLC, HRS Mobile LLC (11.1.17)	S-1	10.13	12/15/17
10.14	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (11.3.17)	S-1	10.14	12/15/17
10.15	HRS Amendment	S-1/A	10.15	2/23/18

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.16	Amendment No. 1 – Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (2.9.18)	S-1/A	10.16	2/23/18
10.17	Amendment No. 2 – Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (3.29.18)	S-1/A	10.17	10/2/18
10.18	Amendment No. 3 - Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (3.29.18)	S-1/A	10.18	10/2/18
10.19	Independent Director Agreement, Arkady Shkolnik	S-1/A	10.19	10/2/18
10.20	Independent Director Agreement, Reginald Thomas	S-1/A	10.20	10/2/18
10.21	Product, Software & Services License Agreement – New Orbit Technologies, Inc. (4.17.17)	S-1/A	10.21	10/2/18
10.22	Rescission, Settlement Agreement and Mutual Release	S-1/A	10.22	10/2/18
10.23	Security & Pledge Agreement - Blue Collar	S-1/A	10.23	11/5/18
10.24	Security & Pledge Agreement - Matrixsites	S-1/A	10.24	11/5/18
10.25	Securities Purchase Agreement with Geneva Roth Remark Holdings	8-K	10.1	3/22/19
10.26	Securities Purchase Agreement with Auctus Fund, LLC	8-K	10.1	3/27/19
10.27	Convertible Promissory Note with Auctus Fund, LLC	8-K	10.2	3/27/19
10.28	Common Stock Purchase Warrant	8-K	10.3	3/27/19
10.29	Asset Purchase Agreement between TPT Global Tech, Inc. and SpeedConnect , LLC	8-K	10.1	4/8/19
10.30	Agreement for the Purchase and Sale of Future Receipts	8-K	10.1	3/3/20
10.31	Acquisition and Purchase Agreement with Bridge Internet, LLC	8-K	10.1	3/19/20

10.33	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and The Fitness Container, LLC	1-A/A	6.33	8/28/20
10.34	Security and Pledge Agreement between TPT Global Tech, Inc. and The Fitness Container, LLC	1-A/A	6.34	8/28/20

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.35	Secured Promissory Note between TPT Global Tech, Inc. and The Fitness Container, LLC	1-A/A	6.35	8/28/20
10.36	COVID-19 Parking Lot Testing License Agreement	8-K	10.1	8/17/20
10.37	Letter of Intent between Medytox Diagnostics, Inc., EPIC Reference Labs, Inc. and Rennova Health, Inc. and TPT MedTech, LLC dated August 6, 2020	8-K	10.1	9/9/20
10.38	Interim Management Agreement	8-K	10.2	9/9/20
10.39	Strategic Partnership Agreement	8-K		9/10/20
10.40	Purchase Agreement	S-1	10.40	10/28/20
10.41	Settlement Agreement	S-1	10.41	10/28/20
10.42	Commercial Promissory Note with Michael A. Littman Ally, Defined Benefit Plan	S-1	10.42	10/28/20
10.43	Security and Pledge Agreement to Michael A. Littman, Defined Benefit Plan	S-1	10.43	10/28/20
10.44	Amendment and Extension Agreement No. 1 with Michael A. Littman, Atty, Defined Benefit Plan	S-1/A	10.44	1/15/21
10.45	Addendum to Amendment and Extension Agreement No. 1 with Michael A. Littman, Atty, Defined Benefit Plan	S-1/A	10.45	1/15/21
10.46	Release and Termination Agreement	S-1/A	10.46	1/15/21
10.47	Common Stock Purchase Agreement with White Lion Capital, LLC	S-1	10.47	6/30/21
10.48	Registration Rights Agreement with White Lion Capital, LLC	S-1	10.48	6/30/21
10.49	Placement Agent Fee Agreement with CIM Securities, LLC	1-A POS	6.36	8/5/21
10.50	Amendment to Placement Agent Fee Agreement with CIM Securities, LLC	1-A POS	6.37	8/5/21
10.51	Placement Agent Fee Agreement, Amendment No. 2, with CIM Securities, LLC	1-A POS	6.38	9/22/21
10.52	Convertible Promissory Note with FirstFire Global Opportunities Fund LLC	8-K	10.1	10/19/21
10.53	Securities Purchase Agreement with FirstFire Global Opportunities Fund LLC	8-K	10.2	10/19/21
10.54	Convertible Promissory Note with Cavalry Investment Fund, LP	8-K	10.3	10/19/21
10.55	Securities Purchase Agreement with Cavalry Investment Fund, LP	8-K	10.4	10/19/21
10.56	Convertible Promissory Note with Cavalry Fund I, LP	8-K	10.5	10/19/21
10.57	Securities Purchase Agreement with Cavalry Fund I, LP	8-K	10.6	10/19/21
10.58	Amendment No. 1 to Common Stock Purchase Agreement with White Lion Capital, LLC	8-K	10.1	1/12/22
10.59	Placement Agent Fee Agreement, Amendment No. 3, with CIM Securities, LLC	1-A POS	6.39	2/7/22

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.60	Convertible Promissory Note with Talos Victory Fund, LLC	8-K	10.1	2/8/22
10.61	Securities Purchase Agreement with Talos Victory Fund, LLC	8-K	10.2	2/8/22
10.62	Convertible Promissory Note with Blue Lake Partners, LLC	8-K	10.3	2/8/22
10.63	Securities Purchase Agreement with Blue Lake Partners, LLC	8-K	10.4	2/8/22
10.64	Amendment to Engagement Agreement and Placement Agent Fee Agreement	1-A POS	6.40	2/17/22
10.65	Settlement Agreement with John Ogren	8-K	10.1	10/27/21
10.66	Amendment No. 4 to Placement Agent Fee Agreement Effective March 1, 2022	1-A POS	6.41	3/4/22
10.67	Amended and Restated Promissory Note with Crestmark Bank	8-K	10.1	6/27/22
10.68	Convertible Promissory Note with 1800 Diagonal Lending LLC	8-K	10.2	6/27/22
10.69	Securities Purchase Agreement with 1800 Diagonal Lending LLC	8-K	10.3	6/27/22
10.70	Acquisition and Purchase Agreement	8-K	2.1	10/21/22
10.71	First Addendum to Acquisition and Purchase Agreement	8-K	2.2	10/21/22
10.72	Amendment No. 5 to Placement Agent Fee Agreement Effective	1-A POS	6.42	3/23/23
10.73	Securities Purchase Agreement – Asberry 22 Holdings, Inc.	8-K	10.1	4/3/23
10.74	Convertible Promissory Note	8-K	10.2	4/3/23
10.75	Agreement and Plan of Merger	8-K	10.3	4/3/23
10.76	Security and Pledge Agreement	8-K	10.4	4/3/23
21.1	List of Subsidiaries		*
31.1	Section 302 Certification of Principal Executive Officer		*
31.2	Section 302 Certification of Principal Financial/Accounting Officer		*
32.1	Section 906 Certification of Principal Executive Officer		*
32.2	Section 906 Certification of Principal Financial/Accounting Officer		*
99.1	Trucom LLC Complete Patent	S-1	99.1	12/15/17
99.2	Patent Assignment – Ellifson to TruCom LLC(2.11.13)	S-1	99.2	12/15/17
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.		*
101.SCH	XBRL Taxonomy Extension Schema Document		*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

*Filed Herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPT GLOBAL TECH, INC.

/s/ Stephen J. Thomas, III	May 16, 2023
Stephen J. Thomas, III
(Chief Executive Officer/Principal Executive Officer)

/s/ Gary L. Cook	May 16, 2023
Gary L. Cook
(Chief Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen J. Thomas, III	May 16, 2023
Stephen J. Thomas, III, President, Chief Executive Officer, and Chairman of the Board

/s/ Gary L. Cook	May 16, 2023
Gary L. Cook, Chief Financial Officer

/s/ Richard Eberhardt	May 16, 2023
Richard Eberhardt, Chief Operating Officer and Director

/s/ Arkady Shkolnik	May 16, 2023
Arkady Shkolnik, Director

/s/ Reginald Thomas	May 16, 2023
Reginald Thomas, Director

/s/ John F. Wharton	May 16, 2023
John F. Wharton, Director

