Form 10-Q
period 2023-03-31
TPT GLOBAL TECH, INC.
filed 2023-07-05
CIK 1661039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 333-222094

TPT Global Tech, Inc.
(Exact name of registrant as specified in its charter)

Florida	81-3903357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 West Broadway, Suite 800 San Diego, CA	92101
(Address of principal executive offices)	(Zip Code)

(619) 301-4200

(Registrant’s telephone number, including area code)

_____________________________________________

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

As of June 26, 2023, there were 1,723,749,021 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2023	2022
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$40,845	$88,301
Accounts receivable, net	298,931	193,917
Accounts receivable – related party	288,388	518,871
Notes receivable, net	55,938	64,393
Prepaid expenses and other current assets	101,611	119,908
Total current assets	785,713	985,390
NON-CURRENT ASSETS
Property and equipment, net	2,018	4,564
Deposits and other assets	59,486	64,486
Total non-current assets	61,504	69,050

TOTAL ASSETS	$847,217	$1,054,440
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,810,874	$10,450,711
Deferred revenue	6,737	75,556
Customer liability	338,725	338,725
Current portion of loans, advances and factoring agreements	1,404,866	1,276,770
Convertible notes payable, net of discounts	3,001,441	3,054,869
Notes payable - related parties, net of discounts	4,762,579	4,762,579
Convertible notes payable – related parties, net of discounts	553,100	553,100
Derivative liabilities	4,803,104	4,822,398
Current portion of operating lease liabilities	6,886,485	5,897,274
Financing lease liabilities – related party	717,794	710,776
Total current liabilities	33,285,705	31,942,758

NON-CURRENT LIABILITIES
Loans, advances and factoring agreements, net of current portion and discounts	58,719	144,460
Operating lease liabilities, net of current portion	1,195,243	1,932,599
Total non-current liabilities	1,253,962	2,077,059
Total liabilities	34,539,667	34,019,817

Commitments and contingencies	—	—

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

Condensed Consolidated Balance Sheets - CONTINUED

	March 31,	December 31,
	2023	2022
	(Unaudited)

MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	42,983,742	42,983,742
Convertible Preferred Series B – 3,000,000 shares designated, 2,588,693 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,677,473	1,677,473
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Convertible Preferred Series D, 10,000,000 designated – 46,649 shares issued and outstanding as of March 31, 2023 and December 31, 2022	244,592	244,592
Convertible Preferred Series E, 10,000,000 designated – 2,043,507 shares issued and outstanding as of March 31, 2023 and December 31, 2022	13,344,101	13,344,101
Total mezzanine equity	58,249,908	58,249,908

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 4,500,000,000 shares authorized, 1,723,749,021 and 1,256,900,534 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,723,749	1,256,901
Subscriptions payable	32,235	26,910
Additional paid-in capital	14,907,994	13,966,895
Accumulated deficit	(107,809,023)	(106,523,079)
Total TPT Global Tech, Inc. stockholders' deficit	(91,145,045)	(91,273,373)
Non-controlling interests	(797,313)	57,088
Total stockholders’ deficit	(91,942,358)	(91,215,285)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$847,217	$1,054,440

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2023	2022
Revenues:
Products	$—	$82,000
Services	1,531,739	1,802,163
Total Revenues	1,531,739	1,884,163

COST OF SALES:
Products	—	27,603
Services	1,104,018	995,611
Total Costs of Sales	1,104,018	1,023,214
Gross profit	427,721	860,949

EXPENSES:
Professional	1,034,944	332,950
Payroll and related	874,837	667,892
General and administrative	200,320	471,613
Research and development	—	1,750,000
Depreciation	2,546	152,281
Amortization	—	164,057
Total expenses	2,112,647	3,538,793
Loss from operations	(1,684,926)	(2,677,844)

OTHER INCOME (EXPENSE)
Derivative gain (loss)	(97,585)	257,024
Gain (loss) on debt extinguishment	332,530	(1,982,892)
Interest expense	(395,303)	(1,174,345)
Other income	372,573	5,582
Total other income (expense)	212,215	(2,894,631)

Net loss before income taxes	(1,472,711)	(5,572,475)
Income taxes	—	—

NET LOSS BEFORE NON-CONTROLLING INTERESTS	(1,472,711)	(5,572,475)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	82,410	8,483

NET LOSS ATTRIBUTABLE TO TPT GLOBAL TECH, INC. SHAREHOLDERS	$(1,390,301)	$(5,563,992)

Loss per common share: Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	1,506,703,199	923,029,038

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2023 and 2022

(Unaudited)

	Common Stock		Subscriptions	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Payable	Capital	Deficit	Interest	Deficit
Balance as of December 31, 2022	1,256,900,534	$1,256,901	$26,910	$13,966,895	$(106,418,722)	$(47,269)	$(91,215,285)
Subscription payable for services	—	—	5,325	—	—	—	5,325
Issuance of shares for exchange for debt	466,848,487	466,848	—	337,240	—	—	804,088
Acquisition of Asberry 22 Holdings, Inc.	—	—	—	603,859		(667,634)	(63,775)
Net loss	—	—	—	—	(1,390,301)	(82,410)	(1,472,711)
Balance as of March 31, 2023	1,723,749,021	$1,723,749	$32,235	$14,907,994	$(107,809,023)	$(797,313)	$(91,942,358)

	Common Stock		Subscriptions Payable	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	(Receivable)	Capital	Deficit	Interest	Deficit
Balance as of December 31, 2021	923,029,038	$923,029	$5,610	$12,860,873	$(44,921,837)	$69,302	$(31,063,023)
Common stock issued for services or subscription payable	—	—	5,325	—	—	—	5,325
Net loss	—	—	—	—	(5,572,475)	8,483	(5,563,992)
Balance as of March 31, 2022	923,029,038	$923,029	$10,935	$12,860,873	$(50,494,312)	$77,785	$(36,621,690)

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,472,711)	$(5,563,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,545	152,281
Amortization	—	164,057
Amortization of debt discounts	144,787	985,664
Convertible Note payable issued for Asberry Series A Stock	508,553	—
Note payable issued for research and development	—	1,550,000
Derivative expense	97,585	(257,024)
Gain (loss) on extinguishment of debt	(332,530)	1,982,892
Share-based compensation: Common stock	5,325	5,325
Changes in operating assets and liabilities:
Accounts receivable	(105,014)	(91,287)
Accounts receivable – related party	230,485	—
Prepaid expenses and other assets	31,002	3,265
Deposits and other assets	5,000	207,008
Accounts payable and accrued expenses	292,137	580,459
Net change in operating lease right of use assets and liabilities	251,855	51,215
Other liabilities	(68,819)	(166,197
Net cash used in operating activities	(409,800)	(396,334)

Cash flows from investing activities:
Purchase of equipment	—	(10,038)
Net cash used in investing activities	—	(10,038)

Cash flows from financing activities:
Proceeds from convertible notes, loans and advances	362,344	447,518
Payment on convertible loans, advances and factoring agreements	—	(457,200)
Payments on convertible notes and amounts payable – related parties	—	(22,170)
Net cash provided by (used in) financing activities	362,344	(31,852)

Net change in cash	(47,453)	(438,224
Cash and cash equivalents - beginning of period	88,301	518,066

Cash and cash equivalents - end of period	$40,845	$79,842

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

Supplemental Cash Flow Information:

Cash paid for:

	2023	2022
Interest	$26,506	$16,386
Taxes	$—	$—

Non-Cash Investing and Financing Activities:

	2023	2022
Non cash additions of debt discounts	$489,089	$543,500
Series E Preferred Stock issued in exchange for debt and payables	$—	$11,704,567
Common Stock issued for conversion of notes payable	$804,088	$—
Acquisition of net liabilities of Asberry 22 Holdings, Inc.	$63,775	$—

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The following acquisitions have resulted in entities which have been consolidated into TPTG since the reverse merger in 2014.

Name	Herein referred to as	Acquisition or Incorporation Date	Ownership
TPT Global Tech, Inc.	Company or TPTG	1988	100%
Copperhead Digital Holdings, Inc.	Copperhead Digital or CDH	2015	100%
TruCom, LLC	TruCom	2015	100%
CityNet Arizona, LLC	CityNet	2015	100%
San Diego Media Inc.	SDM	2016	100%
Blue Collar Production, Inc.	Blue Collar	2018	100%
TPT SpeedConnect, LLC	TPT SpeedConnect	2019	100%
TPT Federal, LLC	TPT Federal	2020	100%
TPT MedTech, LLC	TPT MedTech	2020	100%
TPT Strategic, Inc.	TPT Strategic	2020	0%
QuikLab 1 LLC	Quiklab 1	2020	80%
QuikLAB 2, LLC	QuikLAB 2	2020	80%
QuikLAB 3, LLC	QuikLAB 3	2020	80%
The Fitness Container, LLC	Air Fitness	2020	75%
TPT Global Tech Asia Limited	TPT Asia	2020	78%
TPT MedTech UK LTD	TPT MedTech UK	2020	100%
TPT Global Defense Systems, Inc.	TPT Global Defense	2021	100%
TPT Innovations Technology, Inc.	TPT Innovations	2021	100%
TPT Global Caribbean Inc.	TPT Caribbean	2021	100%
TPT Media and Entertainment, LLC	TPT Media and Entertainment	2021	100%
VuMe Live, LLC	VuMe Live	2021	100%
Digithrive, LLC	Digithrive	2021	100%
Information Security and Training, LLC	IST	2022	0%
Asberry 22 Holdings, Inc.	Asberry or ASHI	2023	86%

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2022. The condensed consolidated balance sheet as of March 31, 2023, has been derived from the consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of operations for the three months ended March 31, 2023 and 2022. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the three months ended March 31, 2023 and 2022 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
TPT SpeedConnect	$988,801	$1,541,466
Blue Collar	110,141	98,580
IST	430,234	—
TPT MedTech	—	90,315
Other (1)	2,563	71,802
Total Services Revenues	$1,531,739	$1,802,163
Air Fitness	—	82,000
Total Product Revenues	$—	$82,000
Total Revenue	$1,531,739	$1,884,163

  __________

(1) Includes international sales for the three months ended March 31, 2023 and 2022 of $0 and $67,889 related to TPT Asia.

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 5 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue for TPT SpeedConnect as of March 31, 2023 and December 31, 2022 are $6,737 and $75,556, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

TPT MedTech also offers various products.  One is to build and sell its mobile testing facilities called QuikLABs designed for mobile testing.  This is used by TPT MedTech for its own testing services.  Another is to build customized mobile gyms for exercising.  This is sold to third parties.  Another is medical equipment, one of which is a sanitizing unit called SANIQuik which is used as a safe and flexible way to sanitize providing an additional routine to hand washing and facial coverings.  The SANIQuik has not yet been approved for sale in the United States but has in some parts of the European community.  Revenues from these products are recognized when a product is delivered, the sales transaction considered closed and accepted by a customer.  When deposits are received for which a product has not been delivered, it is recognized as deferred revenue.  Deferred revenue as of March 31, 2023 and December 31, 2022 was $0 and $0, respectively. There are no financing terms or variable transaction prices for either of these products.

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue as of March 31, 2023 and December 31, 2022. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and using the if-converted method for preferred stock and convertible notes. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2023, the Company had shares that were potentially common stock equivalents as follows:

Convertible Promissory Notes	7,000,750,612
Series A Preferred Stock (1)	29,251,632,489
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	240,458,763
Series E Preferred Stock (3)	10,533,541,237
Stock Options and Warrants	129,116,666
47,158,088,460

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

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at March 31, 2023 consisted of cash equivalents, accounts receivable, accounts payable and debt. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of March 31, 2023 are the following:

Derivative Instrument	Fair Value
Convertible Promissory Notes	$4,688,638
Fair value of Warrants issued with the derivative instruments	114,466
$4,803,104

Recently Issued Financial Accounting Standards

Management has reviewed recently issued accounting pronouncements and have determined there are not any that would have a material impact on the condensed consolidated financial statements.

NOTE 2 – ACQUISITIONS

Agreement and Plan of Merger

An Agreement and Plan of Merger ("Agreement") was made and entered into as of March 24, 2023 by and among TPT SpeedConnect LLC, a Colorado Limited Liability Company (wholly-owned subsidiary of TPT Global Tech, Inc.) ("SPC"), and Asberry 22 Holdings, Inc., a Delaware Corporation ("ASHI"), and SPC Acquisition, Inc., a wholly-owned subsidiary of ASHI, domiciled in Colorado ("Acquisition Sub") primarily for the opportunities of capital raising. SPC then converted to a Corporate entity and Acquisition Submerged with and into SPC (the "Merger"). The separate corporate existence of Acquisition Sub ceased and SPC continues as the surviving corporation in the Merger and as wholly-owned subsidiary of ASHI. All of the properties, rights and privileges, and power of SPC, vest in the Subsidiary, and all debts, liabilities and duties of SPC are the debts, liabilities and duties of the Subsidiary. The shares of common stock of Acquisition Sub issued and outstanding immediately prior to the Effective Time is converted into and exchange for 1,000 validly issued, fully paid and non-assessable shares of the Subsidiary's common stock.

TPT Global Tech, Inc. was issued a total of 4,658,318 common shares of ASHI (the "ASHI Common Stock"), as a result of the merger, constituting 86% of the then issued and outstanding common stock. TPT Global Tech, Inc. also has purchased all of the 500,000 Series A Super Majority Voting Preferred Shares of ASHI for a convertible note payable of $500,000 due in 180 days which bears interest at 6.0% per annum and is convertible to shares of the Company’s common stock at 85% of the volume weighted average price for the preceding 5 market trading days.

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

The Company evaluated this acquisition in accordance with ASC 805-10-55-4 to discern whether the assets and operations of the assets purchased met the definition of a business. The company concluded that there were not processes and sufficient inputs into outputs.  Accordingly, the Company accounted for this transaction as an asset acquisition and allocated the purchase price as follows:

Consideration given at fair value:
Accounts payable	$68,025
$68,025

Assets acquired at fair value:
Prepaid expenses	$4,250
Additional paid in capital	63,775
$68,025

There was nothing accounted for in the Statement of Operations for the three months ended March 31, 2023.  On a proforma basis any adjustments would not be significant.

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

The Company evaluated this acquisition in accordance with ASC 805-10-55-4 to discern whether the assets and operations of the assets purchased met the definition of a business. The company concluded that there are processes and sufficient inputs into outputs.  Accordingly, the Company accounted for this transaction as a business combination and allocated the purchase price as follows:

Consideration given at fair value:
Note payable, net of discount	$374,018
Credit cards assumed	48,452
Preferred shares of TPT Strategic	3,206
$425,676

Assets acquired at fair value:
Working capital	$143,122
Property and equipment	2,170
Note receivable – related party	271,179
Other assets	9,205
$425,676

Revenue and net income contributed by IST for the three months ended March 31, 2023 were $430,234 and $(77,579), respectively.

Had the acquisition of IST occurred on January 1, 2022, unaudited proforma results of operations for the three months ended March 31, 2023 and 2022 would be as follows:

	2023	2022
Revenue	$1,531,739	$2,366,600
Cost of Sales	1,104,018	1,277,391
Gross Profit	$427,721	$1,089,209
Expenses	(2,112,648)	(3,865,576)
Other income (expense)	(212,216)	(2,900,964)
Net Loss	$(1,472,711)	$(5,677,331)
Loss per share	$(0.00)	$(0.01)

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

We incurred $1,472,711 and $5,572,475, respectively, in losses, and we used $409,800 and $396,334, respectively, in cash for operations for the three months ended March 31, 2023 and 2022. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, research and development, derivative expense or gain, gain on extinguishment of debt and share-based compensation which totaled to a net $426,265 for 2023 and $4,583,195 for 2022.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.  For the three months ended March 31, 2023, we had a net increase in our assets and liabilities of $636,646 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and increase in prepaid expenses.  For the three months ended March 31, 2022 we had a net increase to our assets and liabilities of $584,463 for similar reasons.

Cash flows from financing activities were $362,344 and ($31,852) for the three months ended March 31, 2023 and 2022, respectively.  For the three months ended March 31, 2023, these cash flows were generated from proceeds from convertible notes of $362,344.  For the three months ended March 31, 2022, cash flows were generated from proceeds from convertible notes, loans and advances of $447,518 offset by payment on convertible loans, advances and factoring agreements of $457,200 and payments on amounts payable – related parties of $22,170.

Cash flows used in investing activities were $0 and $10,038, respectively, for the three months ended March 31, 2023 and 2022 primarily related to the acquisition of property and equipment for 2022.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of March 31, 2023 and December 31, 2022 are as follows:

	2023	2022
Property and equipment:
Office furniture and equipment	$84,180	84,180
Total property and equipment	84,180	84,180
Accumulated depreciation	(82,162)	(79,616)
Property and equipment, net	$2,018	$4,564

Depreciation expense was $2,546 and $152,281 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of March 31, 2023 and December 31, 2022 are as follows:

	2023	2022
Loans and advances (1)	$844,053	$844,053
Convertible notes payable (2)	3,001,441	3,054,869
Factoring agreements (3)	619,532	577,177
Debt – third party	$4,465,026	$4,476,099

Line of credit, related party secured by assets (4)	$2,742,929	$2,742,929
Debt– other related party, net of discounts (5)	2,015,500	2,015,500
Convertible debt – related party (6)	553,100	553,100
Shareholder debt (7)	4,150	4,150
Debt – related party	$5,315,679	$5,315,679

Total financing arrangements	$9,780,705	$9,791,778

Less current portion:
Loans, advances and factoring agreements – third party	$(1,404,866)	$(1,276,770)
Convertible notes payable third party	(3,001,441)	(3,054,869)
Debt – related party, net of discount	(4,762,579)	(4,762,579)
Convertible notes payable– related party	(553,100)	(553,100)
	(9,721,986)	(9,647,318)
Total long term debt	$58,719	$144,460

__________

(1) The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month LIBOR plus 2%, 6.67% as of March 31, 2022, and is secured by assets of the Company, was due August 31, 2020, as amended.

$360,000 is a bank loan dated May 28, 2019 which bears interest at Prime plus 6%, 14.0% as of March 31, 2023 and, as amended, is interest only through at which time the monthly payment of principal and interest of $40,000 is required until the due date of May 1, 2024. The bank loan is collateralized by assets of the Company.

On June 4, 2019, the Company consummated a Securities Purchase Agreement with Odyssey Capital Funding, LLC. (“Odyssey”) for the purchase of a $525,000 Convertible Promissory Note (“Odyssey Convertible Promissory Note”). The Odyssey Convertible Promissory Note was due June 3, 2020, paid interest at the rate of 12% (24% default) per annum and gave the holder the right from time to time, and at any time during the period beginning six months from the issuance date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price was 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Odyssey Convertible Promissory Note could be prepaid in full at 125% to 145% up to 180 days from origination. Through June 3, 2020, Odyssey converted $49,150 of principal and $4,116 of accrued interest into 52,961,921 shares of common stock of the Company. On June 8, 2020, Odyssey agreed to convert the remaining principal and accrued interest balance on the Odyssey Convertible Promissory Note of $475,850 and $135,000, respectively, to a term loan payable in six months in the form of a balloon payment, earlier if the Company has a funding event, bearing simple interest on the unpaid balance of 0% for the first three months and then 10% per annum thereafter.   The loan was in default as of March 31, 2022.  During April, 2022 Odyssey accepted to exchange all of its outstanding principal and interest as of March 31, 2022 of $685,682 into 137,136 of TPT Series E Preferred Shares.

Effective September 30, 2020, we entered into a Purchase Agreement by which we agreed to purchase the 500,000 outstanding Series A Preferred shares of TPT Strategic, Inc., our majority owned subsidiary, in an agreed amount of $350,000 in cash or common stock, if not paid in cash, at the five day average price preceding the date of the request for effectiveness after the filing of a registration statement on Form S-1. This was modified December 28 and 29, 2020, to provide for registration of 7,500,000 common shares for resale at the market price. Any balance due on notes was to be calculated after an accounting for the net sales proceeds from sale of the stock by February 28, 2021 and was to be paid in cash or stock thereafter. The Series A Preferred shares were purchased from the Michael A. Littman, Atty. Defined Benefit Plan.     The $350,000 is recorded as a Note Payable.  During the year ended December 31, 2021, it was determined that there was a deficiency of approximately $185,000 from net sales proceeds which is accounted for in accounts payable.

IST has a line of credit agreement with a bank in the amount of $350,000. As of March 31, 2023, this line had an outstanding balance of $349,518. The line bears interest at prime plus 2.5%. The line is automatically renewed annually and any drawn amounts are due on demand.

IST has a second line of credit agreement with a bank in the amount of $25,000. As of March 31, 2023, this line had an outstanding balance of $24,443. The line bears interest at prime plus 15.47%. The line is automatically renewed annually and any drawn amounts are due on demand.

The Company purchased all of the 500,000 Series A Super Majority Voting Preferred Shares of ASHI for a convertible note payable of $500,000 due in 180 days which bears interest at 6.0% per annum and is convertible to shares of the Company’s common stock at 85% of the volume weighted average price for the preceding 5 market trading days.  The ASHI convertible note payable was valued at $508,553 upon acquisition.

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

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note is due June 11, 2020, pays interest at the rate of 12% (principal amount increases 200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. The EMA Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Prior to December 31, 2020, EMA converted $35,366 of principal into 147,700,000 shares of common stock of the Company. As such, the principal and accrued interest balances owning to EMA at March 31, 2023 is $503,771 and $447,035, respectively. 1,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 8.  See below regarding derivative securities in default.

On October 6, 2021, TPT Global Tech, Inc. and FirstFire Global Opportunities Fund, LLC. entered into a convertible promissory note totaling $1,087,000 and a securities purchase agreement (“FirstFire Note”). The FirstFire Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock.  There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.025 per share, adjusted to $.0075 during the three months ended March 31, 2022. The Holder was given registration rights. The FirstFire Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 225,000,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 55,000,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder. Through March 31, 2023, the Company has exercised its right to convert $462,660 of principal into 297,000,000 shares of common shares leaving a principal and accrued interest balance at March 31, 2023 of $896,090 in principal and $523,429 in accrued interest.  See below regarding derivative securities in default.

On October 13, 2021, TPT Global Tech, Inc. and Cavalry Investment Fund LP entered into a convertible promissory note totaling $271,250 and a securities purchase agreement (“Cavalry Investment Note”). The Cavalry Investment Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock.  There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.025 per share, adjusted to $.0075. The Holder was given registration rights. The Cavalry Investment Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 56,250,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 13,750,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder.  Through March 31, 2023, the Company has exercised its right to convert $67,000 of principal into 55,833,334 shares of common stock leaving a principal and accrued interest balance at March 31, 2023 of $272,688 and $88,511, respectively.  See below regarding derivative securities in default.

On October 13, 2021, TPT Global Tech, Inc. and Cavalry Fund I, LP entered into a convertible promissory note totaling $815,250 and a securities purchase agreement (“Cavalry Fund I Note”). The Cavalry Fund I Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock.  There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.0075 per share. The Holder was given registration rights. The Cavalry Fund I Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 168,750,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 41,250,000 shares of common stock at $110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder. Through March 31, 2023, the Company exercised its right to convert $192,230 of principal and penalties into 168,750,000 shares of common stock leaving a principal and accrued interest balance at March 31, 2023 of $826,833 and $265,590, respectively.  See below regarding derivative securities in default.

On January 31, 2022, TPT Global Tech, Inc. and Blue Lake Partners, LLC entered into a convertible promissory note totaling $271,750 and a securities purchase agreement (“Blue Lake Note”). The Blue Lake Note is due twelve months from funding, has an original issue discount of 8% and interest rate at 10% per annum (default, as defined, at 16%). There is an optional conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal prepaid in whole or in part of the outstanding balances at 100% prior to maturity unless the Holder chose to convert their balances into common stock which they have three days to do so. 73,372,499 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants, expiring five years from issuance, were issued to exercise up to 9,058,333 warrants to purchase 9,058,333 common shares at $0.015, provided, however, that if the Company consummates an Uplist Offering on or before July 6, 2022 then the exercise price shall equal 110% of the offering price at which the Uplist Offering is made. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.  Through March 31, 2023, Blue Lake exercised its right to convert $360,447 of principal, interest and penalties into 48,059,600 of common shares leaving a balance of $8,165 in principal and $0 of accrued interest as of March 31, 2023.  See below regarding derivative securities in default.

On June 13, 2022, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a $200,760 promissory note agreement (1800 Diagonal Note”). The 1800 Diagonal Note has an original issue discount of 12%, or $21,510, and bears interest at 22%, and is convertible into shares of the Company’s common stock only under default, as defined.  10 payments of $22,485 beginning on July 30, 2022 are to be made each month totaling $224,851. At any time following default, as defined, conversion rights exist at a discount rate of 25% of the lowest trading price for the Company’s common stock during the previous 10 trading days prior to conversion. 194,676,363 common shares of the Company have been reserved with the transfer agent for possible conversion under a default. Through March 31, 2023, 1800 Diagonal exercised its right to convert $236,094 of principal and interest into 190,987,049 of common shares leaving a balance of $0 in principal and accrued interest as of March 31, 2023.  See below regarding derivative securities in default.

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

The Company entered into a convertible note payable March 27, 2023 with Michael Littman, Atty Defined Benefit Plan for the acquisition of 500,000 Series A Super Majority Voting Preferred Shares of ASHI due in 180 days, bearing interest at 6.0% per annum (12% default rate) and is convertible into shares of the Company’s common stock at 85% of the volume weighted average price for the preceding five market trading days.

The Company is in default under all of its derivative financial instruments except 1800 Diagonal Note #2 and FirstFire Note #2 and has accounted for these defaults under each agreements default provisions. In February 2022, the Company defaulted on its FirstFire, Cavalry Investment, and Cavalry Fund I Notes for failure to uplist within one hundred twenty (120) days from the date of the Notes. Talos, Blue Lake and 1800 Diagonal are in default from cross default provisions. In total, $704,411 was recorded as interest expense in the year ended December 31, 2022, representing additional principal and interest because of default. Notice of default was received from EMA for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. It was the intent of the Company to pay back all derivative securities prior to the due dates but that has not occurred in case of EMA. As such, the Company is currently in negotiations with EMA and relative to extending the due date and changing terms on the Note.  The Company has been named in a lawsuit by EMA for failing to comply with a Securities Purchase Agreement entered into in June 2019.  See Note 9 Other Commitments and Contingencies.

(3) On April 1, 2022, the Company entered into a Future Receivable Sale and Purchase Agreement (“Mr. Advance Agreement”) with Mr. Advance LLC (”Mr. Advance”). The balance to be purchased and sold is $411,000 for which the Company received $270,715, net of fees. Under the Mr. Advance Agreement, the Company is to pay $8,935 per week for 46 weeks at an effective interest rate of approximately 36% annually.   The Company is in default with this Agreement for non-payment and is working to restructure its terms. The balance outstanding as of March 31, 2023 is $301,549, net of discounts.

On April 1, 2022, the Company entered into a Future Receipts Sale and Purchase Agreement (“CLOUDFUND Agreement”) with CLOUDFUND LLC (”CLOUDFUND”). The balance to be purchased and sold is $411,000 for which the Company received $272,954, net of fees. Under the CLOUDFUND Agreement, the Company is to pay $8,935 per week for 46 weeks at an effective interest rate of approximately 36% annually.  The Company is in default with this Agreement for non-payment and is working to restructure its terms.  The balance outstanding as of March 31, 2023 is $244,670, net of discounts.

On April 27, 2022, the Company entered into a Future Receivables Sale and Purchase Agreement (“Fox Capital Agreement”) with Fox Capital Group, Inc. (”Fox Capital”). The balance to be purchased and sold is $138,000 for which the Company received $90,000, net of fees. Under the Fox Capital Agreement, the Company is to pay $4,313 per week for 32 weeks at an effective interest rate of approximately 36% annually.  The Company is in default with this Agreement for non-payment and is working to restructure its terms.  The balance outstanding as of March 31, 2023 is $73,313, net of discounts.

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 6.67% as of March 31, 2023, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved internally to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling $85,120 which expired as of December 31, 2019 (see Note 8) and was due, as amended, August 31, 2020.  $300,461 of the principal balance was exchanged for 60,092 shares of Series E Preferred Stock in April 2022.  See Note 8.  The Company is in negotiations to refinance this Line of Credit.

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

Both the $4,000,000 and $1,000,000 promissory notes related to the VuMe technology and Media Live One Platform were exchanged through a Software Acquisition Agreement dated as of March 25, 2022 for shares of the Company’s Series E Preferred Stock.  See Note 8.  In this same agreement, the Company agreed to pay Mr. and Mrs. Caudle $1,750,000 for additional developed software that will be used with the VuMe technology which was expensed as research and development during the year ended December 31, 2022.  $200,000 had been paid and was accounted for as a deposit as of December 31, 2021.  Subsequently, this was used against the purchase price and the remainder was setup as a note payable. $550,000 to be paid from first proceeds raised by the Company and $1,000,000 as agreed by the Company and Mr. and Mrs. Caudle.

$115,500 represents part of a $500,000 Note Payable related to the acquisition of 75% of Air Fitness, payable six months from the date of the note or as agreed by the Company out of future capital raising efforts.  During 2022, $384,500 of the Note Payable and $49,985 of accrued interest were exchanged for 104,961 Series E Preferred Shares.

(6) During 2018, the Company issued convertible promissory notes in the amount of $537,200 to related parties and $10,000 to a non-related party which bear interest at 6% (11% default interest rate), are due 30 months from issuance and are convertible into Series C Preferred Stock at $1.00 per share.  $106,000 of these notes were exchanged for 21,200 shares of Series E Preferred Stock in April 2022 and $19,400 were repaid prior to December 31, 2021.

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

The derivative liability as of March 31, 2023, in the amount of $4,803,104 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2023.

Debt Derivative Liabilities
Balance, December 31, 2021	$4,042,910
Change in derivative liabilities from new notes payable	622,518
Change in derivative liabilities from conversion of notes payable	(493,101)
Change in fair value of derivative liabilities at end of period – derivative expense	650,071
Balance, December 31, 2022	$4,822,398
Change in derivative liabilities from new notes payable	477,414
Change in derivative liabilities from conversion of notes payable	(594,293)
Change in fair value of derivative liabilities at end of period – derivative expense	97,585
Balance, March 31, 2023	$4,803,104

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

As of March 31, 2023, the Company marked to market the fair value of the debt derivatives and determined a fair value of $4,803,104 ($4,688,638 from the convertible notes and $114,466 from warrants) in Note 5 (2) above. The Company recorded an expense from change in fair value of debt derivatives of $97,585 for the three months ended March 31, 2023. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 149.8% to 264.3%, (3) weighted average risk-free interest rate of 3.71% to 4.94% (4) expected life of 0.25 to 3.83 years, and (5) the quoted market price of $0.001 for the Company’s common stock.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of March 31, 2023, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.

All Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Series A Convertible Preferred Stock

The Company designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock.  In February 2015, the Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock to Stephen Thomas, Chairman, CEO and President of the Company, valued at $3,117,000 for compensation expense.  These shares are outstanding as of March 31, 2023.

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

As of March 31, by amendment,  holders of the Series A Preferred Stock shall, collectively have the right to convert all of their Series A Preferred Stock when conversion is elected into that number of shares of Common Stock of the Company, as amended and restated July 5, 2022 by the Board of Directors and a majority of the outstanding voting shares of the Company, determined by the following formula: 60% of the common shares computed to include all projected conversions of all convertible debt and any other classes of Preferred Stock as if the conversions had taken place at the stated conversion price per share (i.e. for the avoidance of doubt – “fully diluted” as if such conversion had occurred prior to the Series A conversion.) The Company determined that due to the significance of the amendment, it should be accounted for as an extinguishment and fair valued the amended Series A Preferred Stock at $42,983,742, creating a deemed dividend of $39,866,742.  The valuation of the amended Series A Preferred Stock was done by a qualified independent third party.

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

There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of March 31, 2023.

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

There are no shares of Series C Convertible Preferred Stock outstanding as of March 31, 2023.  There are approximately $553,100 in convertible notes payable convertible into Series C Convertible Preferred Stock which compromise some of the common stock equivalents calculated in Note 1.

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

As of March 31, 2023, there are 46,649 Series D Preferred shares outstanding.

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

As of March 31, 2023, there are 2,043,507 Series E Preferred shares outstanding as a result of exchanges of accounts payable, financing arrangements and lease agreements.  The Series E Preferred shares were given a fair value by a third-party valuation of $6.53 per share for which they were recorded as of December 31, 2022.  The difference between the valuation at $6.53 per share or $13,344,101 and the amount of accounts payable, financing arrangements and lease agreement balances of $10,987,307 or $2,356,794 was recorded as a loss on debt extinguishment for 2022.

The Series E Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Common Stock

As of March 31, 2023, we had authorized 4,500,000,000 shares of Common Stock, of which 1,723,749,021 common shares are issued and outstanding.

Common Stock Issued for Conversion of Debt

During the year ended December 31, 2022, the Company issued 333,871,496 common shares valued at $1,439,894 for $1,076,782 of principal, interest, penalties and fees and recorded a loss on extinguishment of $363,112.  During the three months ended March 31, 2023, the Company issued 466,848,487 common shares valued at $804,088 for $542,324 of principal, interest, penalties and fees and recorded a gain on extinguishment of $332,530.

Subscription Payable

As of March 31, 2023, the Company has recorded $32,235 in stock subscription payable, which equates to the fair value on the date of commitment, of the Company’s commitment to issue the following common shares:

Unissued shares for TPT consulting agreements	2,500,000
Shares receivable under terminated acquisition agreement	(3,096,181)
Net commitment	(596,181)

During the year ended December 31, 2021, the Company agreed to a consulting agreement with one of its newest directors, John Wharton, which Agreement was for the issuance of 3,000,000 shares of common stock to vest over two years starting July 30, 2021. These shares were valued at $42,600 and are being expenses at $1,775 per month. As of March 31, 2023, 2,500,000 common shares have vested and $35,500 expensed.

Effective November 1, 2017, the Company entered into an agreement to acquire Hollywood Rivera, LLC and HRS Mobile LLC (“HRS”). In March 2018, the HRS acquisition was rescinded and 3,096,181 shares of common stock which were issued as consideration are being returned by the recipients. As such, as of March 31, 2023 and 2022 the shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

Warrants Issued with Convertible Promissory Notes

As of March 31, 2023, there were 129,116,666 warrants outstanding that expire in five years or in the years ended December 31, 2024 -2027.  As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 1,000,000 warrants to purchase 1,000,000 common shares of the Company at 70% of the current market price.  Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice.  However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

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

Non-Controlling Interests

QuikLAB Mobile Laboratories

In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC.  QuikLAB 4, LLC was subsequently dissolved.  It was the intent to use these entities as vehicles into which third parties would invest and participate in owning QuikLAB Mobile Laboratories.  As of March 31, 2023, Quiklab 1 LLC, QuikLAB 2, LLC and QuikLAB 3, LLC have received an investment of $470,000, of which Stephen Thomas and Rick Eberhardt, CEO and COO of the Company, have invested $100,000 in QuikLAB 2, LLC.  During the year ended December 31, 2021, one investor entered into an agreement at their request, to have their investment returned.  $10,000 of this investment was returned with the remaining $60,000 being reclassified to an accounts payable in the balance sheet as of March 31, 2023.

The third party investors and Mr. Thomas and Mr. Eberhart, will benefit from owning 20% of QuikLAB Mobile Laboratories specific to their investments.  The Company owns the other 80% ownership in the QuickLAB Mobile Laboratories.  The net loss attributed to the non-controlling interests from the QuikLAB Mobile Laboratories included in the statement of operations for the three months ended March 31, 2023 and 2022 and is $12 and $4,220, respectively.

Other Non-Controlling Interests

TPT Strategic, Air Fitness, TPT Asia and IST are other non-controlling interests in which the Company owns 94%, 75%,78% and 94%, respectively.  There is little activity in any of these entities except IST.  The net loss attributed to these non-controlling interests included in the statement of operations for the three months ended March 31, 2023 and 2022 is $82,398 and $4,263, respectively.

As a result of the Agreement and Plan of Merger among TPT SpeedConnect and Asberry 22 Holdings, there will be in the future, a net loss or income of 14% that will be attributed to the non-controlling interest included in the statement of operations.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2023	2022
Related parties (1)	$903,285	$831,502
General operating	5,412,185	5,619,910
Accrued interest on debt (2)	2,319,575	2,095,955
Credit card balances	219,056	218,781
Accrued payroll and other expenses	1,314,133	1,041,923
Taxes and fees payable	642,640	642,640
Total	$10,810,874	$10,450,711

 _______________

(1)	Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.
(2)	Portion relating to related parties is $901,522 and $842,340 for March 31, 2023 and December 31, 2022, respectively.

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

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our estimated incremental borrowing rate as the discount rate. Our weighted average discount rate is 10.0% and the weighted average lease term of 2.61 years.

We have various non-cancelable lease agreements for certain of our tower locations with original lease periods expiring between 2023 and 2044. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Certain of the arrangements contain escalating rent payment provisions. An equipment lease described below and leases with an initial term of twelve months have not been recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of March 31, 2023 and December 31, 2022, operating lease right-of-use assets and liabilities arising from operating leases were $0 and $0, respectively. During the three months ended March 31, 2023, cash paid for amounts included for the measurement of lease liabilities was $87,398 and the Company recorded lease expense in the amount of $444,861 in cost of sales.

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

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of March 31, 2023.

2023	$6,994,862
2024	839,794
2025	508,690
2026	147,486
2027	7,032
Thereafter	66,000
Total operating lease liabilities	8,563,865
Amount representing interest	(482,137)
Total net present value	$8,081,728

Office lease used by CEO

The Company entered into a lease of 12 months or less for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The company has paid $7,500 and $7,500 in rent and utility payments for this space for the three months ended March 31, 2023 and 2022, respectively.

Financing lease obligations

Future minimum lease payments are as follows:

2022	$717,794
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total financing lease liabilities	717,794
Amount representing interest	—
Total future payments (1)(2)	$717,794

 ____________________

(1)	Included is a Telecom Equipment Lease is with an entity owned and controlled by shareholders of the Company and was due August 31, 2020, as amended.

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

Litigation

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019.   More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months.  EMA has claimed in excess of $7,614,967 in relief.  The Company has filed a motion in response for which EMA has filed a motion to dismiss.   The Company does not believe at this time that any negative outcome would result in more than the $950,806 it has recorded on its balance sheet as of March 31, 2023.

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc.  The claim derives from an outstanding debt by incurred by Copperhead Digital.  The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid.  The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030.62 plus interest, costs and attorney fees.  The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of March 31, 2023 for this subsidiary payable.

We have been named in a lawsuit by a collection law firm on behalf of American Tower and related entities, against TPT Global Tech, Inc.  The claim derives from an outstanding debt or unpaid tower lease payments. The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal or negotiation of the claims which amounts to $2,891,886, including payment due for all future tower payments not yet incurred under various tower lease agreements.  The Company has accounted for approximately $2,896,960 in payables and operating lease liabilities on its consolidated balance sheet as of March 31, 2023 for this liability. Management does not believe any negative outcome to this lawsuit would amount to more than this.

In total, lawsuits are being threatened or have been put forth by vendors in relation to tower lease payments in accordance with tower lease agreements that were entered into.  The claims are currently being investigated or negotiated and the amount in controversy being claimed is approximately $3,683,388, which the Company has accounted for in its consolidated balance sheet as of March 31, 2023.

We have been named in lawsuits by two merchant debt companies, Mr. Advance and CLOUDFUND versus TPT Global Tech and TPT SpeedConnect for non-payment under the debt agreements for which the companies received judgements against the Company.  The judgements totaled $495,039, including legal and other fees for which the Company has $546,219 recorded in loans, advances and agreements.  The Company is in negotiations with both of these companies to restructure payment and work out acceptable terns.  Management believes it will not have to pay more than what it has recorded in accounts payable.

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

Customer Contingencies

The Company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of these amounts. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of March 31, 2023 and December 31, 2022.

Stock Contingencies

The Company has convertible debt, preferred stock, options and warrants outstanding for which common shares would be required to be issued upon exercise by the holders.  As of March 31, 2023, the following shares would be issued:

Convertible Promissory Notes	7,000,750,612
Series A Preferred Stock (1)	29,251,632,489
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	240,458,763
Series E Preferred Stock (3)	10,533,541,237
Stock Options and Warrants	129,116,666
47,158,088,460

___________

(1)

Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of the then outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 2,500,000,000 shares were authorized as of March 31, 2023 and 4,500,000,000 subsequently.

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

NOTE 9 – RELATED PARTY ACTIVITY

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $903,285 and $831,502, respectively, as of March 31, 2023, and December 31, 2022 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 8.

Leases

See Note 8 for office lease used by CEO.

Note Payable and Commitments

On March 25, 2022, the Company entered into a Software Development agreement with Mr. and Mrs. Caudle for which a new note payable was created and employment agreements for Mrs. Caudle and her daughter were modified. See Notes 5 and 8.

Debt Financing and Amounts Payable

As of March 31, 2023 and December 31, 2022, there are amounts due from management/shareholders of $288,388 and $518,871, respectively, included in amounts receivable – related party, receivable from Mark Rowen of Blue Collar and Everett Lanier of IST.

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

NOTE 10 – SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company considers its most significant segments are those in which it is providing Broadband Internet through TPT SpeedConnect and Media Production services through Blue Collar Medical Testing services through TPT MedTech and QuikLABs.

The following tables present summary information by segment for the three months ended March 31, 2023 and 2022, respectively:

2023
	TPT Speed Connect	Blue Collar	IST	Corporate and other	Total
Revenue	$988,801	110,141	430,234	2,563	$1,531,739
Cost of revenue	$(769,777)	(48,968)	(272,672)	(12,601)	$(1,104,018)
Net income (loss)	$305,151	(138,292)	(77,579)	(1,561,991)	$(1,472,711)
Total assets	$79,678	121,474	608,220	37,572	$847,217
Depreciation and amortization	$—	—	(92)	(2,454)	$(2,546)
Derivative gain (expense)	$—	—	—	(97,585)	$(97,585)
Interest expense	$(42,355)	(4,466)	(9,971)	(338,511)	$(395,303)

2022
	TPT Speed Connect	Blue Collar	TPT MedTech and Quik LABS	Corporate and other	Total
Revenue	$1,541,466	98,580	90,315	153,802	$1,884,163
Cost of revenue	$(762,323)	(147,245)	—	(113,646)	$(1,023,214)
Net income (loss)	$170,635	(223,362)	(17,688)	(5,502,060)	$(5,572,475)
Total assets	$5,822,525	270,050	145,132	3,608,985	$9,846,692
Depreciation and amortization	$(135,218)	(1,705)	(14,931)	(164,484)	$(316,338)
Derivative gain	$—	—	—	257,024	$257,024
Interest expense	$(144,540)	(2,477)	—	(1,027,328)	$(1,174,345)

NOTE 11 – SUBSEQUENT EVENTS

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2023, we had an accumulated deficit totaling $107,809,023. This raises substantial doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

During the three months ended March 31, 2022, we recognized total revenues of $1,531,739 compared to the prior period of $1,884,163. The decrease is largely attributable to the decrease in internet customers from attrition and the discontinuance of unprofitable operating locations. These decreases more than offset the increase from revenues from IST for the current quarter.

Gross profit for the three months ended March 31, 2023 was $427,721 compared to $860,949 for the prior period. The decrease is largely attributable to the change in internet customers.  Although there was a net profit addition of $157,561 attributable to IST, this was more than offset by the decreases from the internet activity.  Gross profit percentage decreased to 28% from 46%.

During the three months ended March 31, 2023, we recognized $2,112,647 in operating expenses compared to $3,538,793 for the prior period. The decrease was in large part attributable to the research and development expense of $1,750,000 in the prior period ended March 31, 2022 from the acquisition of a software developed by a third party and virtually no depreciation and amortization in the current period as a result of impairments taken at the end of 2022.

Derivative expense of $97,585 and gains of $257,024 results from the accounting for derivative financial instruments during the three months ended March 31, 2023 and 2022, respectively.

The gain on debt extinguishment of $332,530 for the current period and the loss of $1,982,892 for the prior period ended March 31, 2022 results from the conversion of convertible debt to common stock and exchanges in the prior year of accounts payable, financing arrangements and lease agreement balances for Series E Preferred Stock.

Interest expense decreased for the three months ended March 31, 2023 compared to the prior period by $779,042. The decrease comes largely from amortization of debt discounts on some of the Company’s derivative securities in the prior period versus that of the current period.

During the three months ended March 31, 2023, we recognized a net loss of $1,472,711 versus $5,572,475 for the prior period. The difference mainly is activity in the prior year, the loss on extinguishment of accounts payable, financing arrangements and lease agreement balances, the larger interest expense from amortization of debt discounts and research and development.

LIQUIDITY AND CAPITAL RESOURCES

We incurred $1,472,711 and $5,572,475, respectively, in losses, and we used $409,800 and $396,334, respectively, in cash for operations for the three months ended March 31, 2023 and 2022. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, research and development, derivative expense or gain, gain on extinguishment of debt and share-based compensation which totaled to a net $426,265 for 2023 and $4,583,195 for 2022.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.  For the three months ended March 31, 2023, we had a net increase in our assets and liabilities of $636,646 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and increase in prepaid expenses.  For the three months ended March 31, 2022 we had a net increase to our assets and liabilities of $584,463 for similar reasons.

Cash flows from financing activities were $362,344 and ($31,852) for the three months ended March 31, 2023 and 2022, respectively.  For the three months ended March 31, 2023, these cash flows were generated from proceeds from convertible notes of $362,344.  For the three months ended March 31, 2022, cash flows were generated from proceeds from convertible notes, loans and advances of $447,518 offset by payment on convertible loans, advances and factoring agreements of $457,200 and payments on amounts payable – related parties of $22,170.

Cash flows used in investing activities were $0 and $10,038, respectively, for the three months ended March 31, 2023 and 2022 primarily related to the acquisition of property and equipment for 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019.   More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months.  EMA has claimed in excess of $7,614,967 in relief.  The Company has filed a motion in response for which EMA has filed a motion to dismiss.   The Company does not believe at this time that any negative outcome would result in more than the $950,806 it has recorded on its balance sheet as of March 31, 2023.

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc.  The claim derives from an outstanding debt by incurred by Copperhead Digital.  The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid.  The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030.62 plus interest, costs and attorney fees.  The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of March 31, 2023 for this subsidiary payable.

We have been named in a lawsuit by a collection law firm on behalf of American Tower and related entities., against TPT Global Tech, Inc.  The claim derives from an outstanding debt or unpaid tower lease payments. The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal or negotiation of the claims which amounts to $2,891,886, including payment due for all future tower payments not yet incurred under various tower lease agreements.  The Company has accounted for approximately $2,896,960 in payables and operating lease liabilities on its consolidated balance sheet as of March 31, 2023 for this liability. Management does not believe any negative outcome to this lawsuit would amount to more than this.

In total, lawsuits are being threatened or have been put forth by vendors in relation to tower lease payments in accordance with tower lease agreements that were entered into.  The claims are currently being investigated or negotiated and the amount in controversy being claimed is approximately $3,683,388, which the Company has accounted for in its consolidated balance sheet as of March 31, 2023.

We have been named in lawsuits by two merchant debt companies, Mr. Advance and CLOUDFUND versus TPT Global Tech and TPT SpeedConnect for non-payment under the debt agreements for which the companies received judgements against the Company.  The judgements totaled $495,039, including legal and other fees for which the Company has $546,219 recorded in loans, advances and agreements.  The Company is in negotiations with both of these companies to restructure payment and work out acceptable terns.  Management believes it will not have to pay more than what it has recorded in accounts payable.

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

ITEM 1A. RISK FACTORS

No Material Changes in Risk Factors since the disclosure contained in the Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

2022 Conversions
	Date	Principal	Accrued Int & Fees	Share Amounts	Price Per Share
FirstFire	9/15/2022	59,160	—	17,000,000	0.0035
	10/19/2022	61,875	—	50,000,000	0.0012
	12/14/2022	125,625	—	50,000,000	0.0025
		246,660	—	117,000,000

Talos	9/1/2022	271,750	28,925	40,090,000	0.0075
		271,750	28,925	40,090,000

Blue Lake	9/8/2022	263,585	96,863	48,059,600	0.0075
		263,585	96,863	48,059,600

Cavalry Investment	11/15/2022	18,000	—	15,000,000	0.0012
		18,000	—	15,000,000

Cavalry Fund I	10/25/2022	—	25,000	20,161,290	0.0012
	11/15/2022	36,000	—	30,000,000	0.0012
		36,000	—	50,161,290

1800 Diagonal	11/17/2022	25,000	—	20,833,333	0.0012
	12/22/2022	40,000	—	20,000,000	0.0020
	12/30/2022	25,000	—	22,727,273	0.0011
		90,000	—	63,560,606

Total Conversions 2022		925,995	147,288	333,871,496

2023 Conversions
	Date	Principal	Accrued Int & Fees	Share Amounts	Price Per Share
FirstFire	2/14/2023	60,000	—	50,000,000	0.0012
	2/27/2023	78,000	—	65,000,000	0.0012
	3/14/2023	78,000	—	65,000,000	0.0012
		216,000	—	180,000,000

Cavalry Investment	1/30/2023	22,000		18,333,334	0.0012
	2/17/2023	27,000	—	22,500,000	0.0012
		49,000	—	40,833,334

Cavalry Fund I	1/30/2023	44,000		36,666,667	0.0012
	2/17/2023	54,000	---	45,000,000	0.0012
	3/8/2023	33,230	—	36,922,043	0.0009
		131,230	—	118,588,710

1800 Diagonal	1/4/2023	35,000		31,818,182	0.0011
	1/6/2023	40,000	—	36,363,636	0.0011
	1/17/2023	50,000	—	41,666,667	0.0012
	1/20/2023	21,094	—	17,577,958	0.0012
		146,094	—	127,426,443

Total Conversions 2023		542,324	---	466,848,487

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default under all of its derivative financial instruments except 1800 Diagonal Note #2 and FirstFire Note #2 and has accounted for these defaults under each agreements default provisions. In February 2022, the Company defaulted on its FirstFire, Cavalry Investment, and Cavalry Fund I Notes for failure to uplist within one hundred twenty (120) days from the date of the Notes. Talos, Blue Lake and 1800 Diagonal are in default from cross default provisions. In total, $704,411 was recorded as interest expense in the year ended December 31, 2022, representing additional principal and interest because of default. Notice of default was received from EMA for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. It was the intent of the Company to pay back all derivative securities prior to the due dates but that has not occurred in case of EMA. As such, the Company is currently in negotiations with EMA and relative to extending the due date and changing terms on the Note.  The Company has been named in a lawsuit by EMA for failing to comply with a Securities Purchase Agreement entered into in June 2019.  See Note 9 Other Commitments and Contingencies.

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

TPT GLOBAL TECH, INC.
(Registrant)

Dated: July 5, 2023	By:	/s/ Stephen J. Thomas, III
Stephen J. Thomas, III
(Chief Executive Officer, Principal Executive Officer)

Dated: July 5, 2023	By:	/s/ Gary L. Cook
Gary L. Cook
(Chief Financial Officer, Principal Accounting Officer)

