Form 10-Q
period 2023-06-30
TPT GLOBAL TECH, INC.
filed 2023-10-27
CIK 1661039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of October 26, 2023, there were 1,882,579,354 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets

	June 30,	December 31,
	2023	2022
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,489	$88,301
Accounts receivable, net	228,521	193,917
Accounts receivable – related party	263,234	518,871
Notes receivable, net	55,938	64,393
Prepaid expenses and other current assets	119,189	119,908
Total current assets	675,371	985,390
NON-CURRENT ASSETS
Property and equipment, net	2,018	4,564
Deposits and other assets	42,423	64,486
Total non-current assets	44,441	69,050

TOTAL ASSETS	$719,812	$1,054,440

Liabilities and Stockholders' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$10,905,369	$10,450,711
Deferred revenue	—	75,556
Customer liability	338,725	338,725
Current portion of loans, advances and factoring agreements	1,463,585	1,276,770
Convertible notes payable, net of discounts	3,361,729	3,054,869
Notes payable - related parties, net of discounts	4,803,431	4,762,579
Convertible notes payable – related parties, net of discounts	553,100	553,100
Derivative liabilities	5,353,402	4,822,398
Current portion of operating lease liabilities	7,274,336	5,897,274
Financing lease liabilities – related party	724,812	710,776
Total current liabilities	34,778,489	31,942,758

NON-CURRENT LIABILITIES
Loans, advances and factoring agreements, net of current portion and discounts	—	144,460
Operating lease liabilities, net of current portion	991,797	1,932,599
Total non-current liabilities	991,797	2,077,059
Total liabilities	35,770,286	34,019,817

Commitments and contingencies	—	—

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

Condensed Consolidated Balance Sheets - CONTINUED

	June 30,	December 31,
	2023	2022
	(Unaudited)

MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	42,983,742	42,983,742
Convertible Preferred Series B – 3,000,000 shares designated, 2,588,693 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1,677,473	1,677,473
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Convertible Preferred Series D, 10,000,000 designated – 46,649 shares issued and outstanding as of June 30, 2023 and December 31, 2022	244,592	244,592
Convertible Preferred Series E, 10,000,000 designated – 2,043,507 shares issued and outstanding as of June 30, 2023 and December 31, 2022	13,344,101	13,344,101
Total mezzanine equity	58,249,908	58,249,908

Stockholders' DEFICIT
Common stock, $0.001 par value, 4,500,000,000 shares authorized, 1,723,749,021 and 1,256,900,534 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,723,749	1,256,901
Subscriptions payable	37,560	26,910
Additional paid-in capital	14,907,994	13,966,895
Accumulated deficit	(109,207,777)	(106,418,722)
Total TPT Global Tech, Inc. stockholders' deficit	(92,538,474)	(91,168,016)
Non-controlling interests	(761,908)	47,269
Total stockholders’ deficit	(93,300,382)	(91,215,285)

Total liabilities and stockholders' DEFICIT	$719,812	$1,054,440

See accompanying notes to condensed consolidated financial statements.

  TPT Global Tech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues:
Products	$—	$—	$—	$82,000
Services	1,354,127	2,208,485	2,885,866	4,010,648
Total Revenues	1,354,127	2,208,485	2,885,866	4,092,648

COST OF SALES:
Products	—	279	—	27,882
Services	467,211	1,778,897	1,571,229	2,774,508
Total Costs of Sales	467,211	1,779,176	1,571,229	2,802,390
Gross profit	886,916	429,309	1,314,637	1,290,258
EXPENSES:
Professional	170,536	311,676	1,205,480	644,626
Payroll and related	555,055	583,061	1,170,061	1,250,953
General and administrative	426,679	397,284	886,830	868,897
Research and development	—	—	—	1,750,000
Depreciation	—	146,208	2,546	298,489
Amortization	—	164,057	—	328,114
Total expenses	1,152,270	1,602,286	3,264,917	5,141,079
Loss from operations	(265,354)	(1,172,977)	(1,950,280)	(3,850,821)

OTHER INCOME (EXPENSE)
Derivative gain (expense)	(550,298)	131,374	(647,883)	388,398
Gain (loss) on debt extinguishment	—	(384,146)	332,530	(2,367,038)
Interest expense	(549,092)	(3,104,938)	(944,395)	(4,279,283)
Other income (expense)	1,395	(4,763)	373,968	819
Total other income (expenses)	(1,097,995)	(3,362,473)	(885,780)	(6,257,104)

Net loss before income taxes	(1,363,349)	(4,535,450)	(2,836,060)	(10,107,925)
Income taxes	—	—	—	—

NET LOSS BEFORE NON-CONTROLLING INTERESTS	(1,363,349)	(4,535,450)	(2,836,060)	(10,107,925)

NET LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(35,405)	(1,040)	47,005	(9,523)

NET LOSS ATTRIBUTABLE TO TPT GLOBAL TECH, INC. SHAREHOLDERS	$(1,398,754)	$(4,536,490)	$(2,789,055)	$(10,117,448)

Loss per common share: Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	1,723,749,021	923,029,038	1,615,825,684	923,029,038

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED Consolidated Statements OF Stockholders' DEFICIT

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

	Common Stock		Subscriptions	Additional	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Payable	Paid-in Capital	Deficit	Interest	Deficit
Balance as of March 31, 2023	1,723,749,021	$1,723,749	$32,235	$14,907,994	$(107,809,023)	$(797,313)	$(91,942,358)
Subscription payable for services	—	—	5,325	—	—	—	5,325
Net loss	—	—	—	—	(1,398,754)	35,405	(1,363,349)
Balance as of June 30, 2023	1,723,749,021	$1,723,749	$37,560	$14,907,994	$(109,207,777)	$(761,908)	$(93,300,382)

	Common Stock		Subscriptions	Additional	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Payable	Paid-in Capital	Deficit	Interest	Deficit
Balance as of December 31, 2022	1,256,900,534	$1,256,901	$26,910	$13,966,895	$(106,418,722)	$(47,269)	$(91,215,285)
Subscription payable for services	—	—	10,650	—	—	—	10,650
Issuance of shares for exchange for debt	466,848,487	466,848	—	337,240	—	—	804,088
Acquisition of Asberry 22 Holdings, Inc.	—	—	—	603,859		(667,634)	(63,775)
Net loss	—	—	—	—	(2,789,055)	(47,005)	(2,836,060)
Balance as of June 30, 2023	1,723,749,021	$1,723,749	$37,560	$14,907,994	$(109,207,777)	$(761,908)	$(93,300,382)

	Common Stock		Subscriptions Payable	Additional	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	(Receivable)	Paid-in Capital	Deficit	Interest	Deficit
Balance as of March 31, 2022	923,029,038	$923,029	$10,935	$12,860,873	$(50,502,795)	$77,785	$(36,630,173)
Common stock issued for services or subscription payable	—	—	5,325	—	—	—	5,325
Net loss	—	—	—	—	(4,536,490)	1,040	(4,535,450)
Balance as of June 30, 2022	923,029,038	$923,029	$16,260	$12,860,873	$(55,039,285)	$78,825	$(41,160,298)

	Common Stock		Subscriptions Payable	Additional	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	(Receivable)	Paid-in Capital	Deficit	Interest	Deficit
Balance as of December 31, 2021	923,029,038	$923,029	$5,610	$12,860,873	$(44,921,837)	$69,302	$(31,063,023)
Common stock issued for services or subscription payable	—	—	10,650	—	—	—	10,650
Net loss	—	—	—	—	(10,117,448)	9,523	(10,107,925)
Balance as of June 30, 2022	923,029,038	$923,029	$16,260	$12,860,873	$(55,039,285)	$78,825	$(41,160,298)

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,836,060)	$(10,107,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,546	298,489
Amortization	—	328,114
Amortization of debt discounts	512,093	3,482,304
Convertible Note payable issued for Asberry Series A Stock	508,553	—
Note payable issued for research and development	—	1,550,000
Derivative expense (gain)	647,883	(388,398)
Gain (loss) on extinguishment of debt	(332,530)	2,367,038
Share-based compensation: Common stock	10,650	10,650
Changes in operating assets and liabilities:
Accounts receivable	(34,604)	(55,925)
Accounts receivable – related party	255,637	—
Prepaid expenses and other assets	13,424	(129,113)
Deposits and other assets	22,061	228,155
Accounts payable and accrued expenses	386,635	1,509,391
Net change in operating lease right of use assets and liabilities	436,260	730,122
Other liabilities	(75,556)	(250,248)
Net cash used in operating activities	(483,008)	(427,346)

Cash flows from investing activities:
Purchase of equipment	—	(16,297)
Net cash used in investing activities	—	(16,297)
		—
Cash flows from financing activities:
Proceeds from convertible notes, loans and advances	362,344	1,256,187
Payment on convertible loans, advances and factoring agreements	—	(1,186,503)
Proceeds from notes payable – related parties	40,852	—
Payments on convertible notes and amounts payable – related parties	—	(36,882)
Net cash provided by financing activities	403,196	32,802

Net change in cash	(79,812)	(410,841)
Cash and cash equivalents - beginning of period	88,301	518,066

Cash and cash equivalents - end of period	$8,489	$107,225

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

Supplemental Cash Flow Information:

Cash paid for:

	2023	2022
Interest	$49,762	$5,540
Taxes	$—	$—

Non-Cash Investing and Financing Activities:

	2023	2022
Debt discount on factoring agreement	$489,089	1,070,591
Series E Preferred Stock issued in exchange for debt and payables	$—	$13,344,101
Common Stock issued for conversion of notes payable	$804,088	$—
Acquisition of net liabilities of Asberry 22 Holdings, Inc.	$63,775	$—

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

The following acquisitions have resulted in entities which have been consolidated into TPTG since the reverse merger in 2014.

Name	Herein referred to as	Acquisition or Incorporation Date	Ownership
TPT Global Tech, Inc.	Company or TPTG	1988	100%
Copperhead Digital Holdings, Inc.	Copperhead Digital or CDH	2015	100%
TruCom, LLC	TruCom	2015	100%
CityNet Arizona, LLC	CityNet	2015	100%
San Diego Media Inc.	SDM	2016	100%
Blue Collar Production, Inc.	Blue Collar	2018	100%
TPT SpeedConnect, LLC	TPT SpeedConnect (2)	2019	86%
TPT Federal, LLC	TPT Federal	2020	100%
TPT MedTech, LLC	TPT MedTech	2020	100%
TPT Strategic, Inc.	TPT Strategic	2020	0%
QuikLab 1 LLC	Quiklab 1	2020	80%
QuikLAB 2, LLC	QuikLAB 2	2020	80%
QuikLAB 3, LLC	QuikLAB 3	2020	80%
The Fitness Container, LLC	Air Fitness	2020	75%
TPT Global Tech Asia Limited	TPT Asia	2020	78%
TPT MedTech UK LTD	TPT MedTech UK	2020	100%
TPT Global Defense Systems, Inc.	TPT Global Defense	2021	100%
TPT Innovations Technology, Inc.	TPT Innovations	2021	100%
TPT Global Caribbean Inc.	TPT Caribbean	2021	100%
TPT Media and Entertainment, LLC	TPT Media and Entertainment	2021	100%
VuMe Live, LLC	VuMe Live	2021	100%
Digithrive, LLC	Digithrive	2021	100%
Information Security and Training, LLC	IST (1)	2022	0%
Asberry 22 Holdings, Inc.	Asberry or ASHI	2023	86%

(1)	On September 11, 2023, Everett Lanier and the Company agreed to a Settlement Agreement and Mutual Release (“Settlement Agreement”). See Note 11.

(2)	Through the acquisition of Asberry, TPT’s ownership was decreased to 86% from 100% through Asberry.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2022. The condensed consolidated balance sheet as of June 30, 2023, has been derived from the consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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

Recognize revenue when or as we satisfy a performance obligation. lo

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of operations for the six months ended June 30, 2023 and 2022. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the three and six months ended June 30, 2023 and 2022 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
TPT SpeedConnect	$927,812	$1,504,268	$1,916,613	$3,045,734
Blue Collar	54,388	595,904	164,529	694,484
IST (1)	371,017	—	801,251	—
TPT MedTech	—	—	—	90,315
Other (2)	910	108,313	3,473	180,115
Total Services Revenues	$1,354,127	$2,208,485	$2,885,866	$4,010,648
Air Fitness	—	—	—	82,000
Total Product Revenues	$—	$—	$—	$82,000
Total Revenue	$1,354,127	$2,208,485	$2,885,866	$4,092,648

__________

(1)	On September 11, 2023, Everett Lanier and the Company agreed to a Settlement Agreement. See Note 11.

(2)	Includes international sales for the six months ended June 30, 2023 and 2022 of $0 and $172,779 related to TPT Asia.

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 5 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue for TPT SpeedConnect as of June 30, 2023 and December 31, 2022 are $0 and $75,556, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

TPT MedTech also offers various products.  One is to build and sell its mobile testing facilities called QuikLABs designed for mobile testing.  This is used by TPT MedTech for its own testing services.  Another is to build customized mobile gyms for exercising.  This is sold to third parties.  Another is medical equipment, one of which is a sanitizing unit called SANIQuik which is used as a safe and flexible way to sanitize providing an additional routine to hand washing and facial coverings.  The SANIQuik has not yet been approved for sale in the United States but has in some parts of the European community.  Revenues from these products are recognized when a product is delivered, the sales transaction considered closed and accepted by a customer.  When deposits are received for which a product has not been delivered, it is recognized as deferred revenue.  Deferred revenue as of June 30, 2023 and December 31, 2022 was $0 and $0, respectively. There are no financing terms or variable transaction prices for either of these products.

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue as of June 30, 2023 and December 31, 2022. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and using the if-converted method for preferred stock and convertible notes. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2023, the Company had shares that were potentially common stock equivalents as follows:

Convertible Promissory Notes	8,385,153,403
Series A Preferred Stock (1)	33,480,996,660
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	281,867,069
Series E Preferred Stock (3)	12,347,474,320
Stock Options and Warrants	129,116,666
55,257,448,912

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

13

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

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at June 30, 2023 consisted of cash equivalents, accounts receivable, accounts payable and debt. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of June 30, 2023 are the following:

Derivative Instrument	Fair Value
Convertible Promissory Notes	$5,210,611
Fair value of Warrants issued with the derivative instruments	142,791
$5,353,402

Recently Issued Financial Accounting Standards

Management has reviewed recently issued accounting pronouncements and has determined there are not any that would have a material impact on the condensed consolidated financial statements.

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
$68,025

There was nothing accounted for in the Statement of Operations for the six months ended June 30, 2023.  On a proforma basis any adjustments would not be significant.

TPT Strategic Merger with Information Security and Training LLC and Subsequent Settlement Agreement

Dated as of June 29, 2022, for synergies and the opportunity at other revenue streams, TPT Strategic entered into a definitive agreement for the acquisition of the assets and  Information Security and Training LLC (“IST LLC” or “IST”) (www.istincs.com)  a June 30 Construction and Information Technology Services company based in Huntsville Alabama with branch offices in Nashville TN, Birmingham Al, Jackson MS, Fort Campbell KY, New Orleans LA, and Joint Base Lewis-McChord.  The TPT Strategic and IST, LLC agreement, which closed October 20, 2022, for the acquisition is a stock transaction where the founder and sole interest holder, Everett Lanier received 500,000 Preferred Series B shares of TPT Strategic that will convert to a 10% ownership of TPT Strategic under certain conditions. The acquisition includes the assumption of all assets and certain liabilities.  Everett Lanier will remain as the President and will become a Board Member of TPT Strategic.

Originally, the Company evaluated this acquisition in accordance with ASC 805-10-55-4 to discern whether the assets and operations of the assets purchased met the definition of a business. The company concluded that there are processes and sufficient inputs into outputs.  Accordingly, the Company accounted for this transaction as a business combination and allocated the purchase price as follows:

Consideration given at fair value:
Note payable, net of discount	$374,018
Credit cards assumed	48,452
Preferred shares of TPT Strategic	3,206
$425,676

Assets acquired at fair value:
Working capital	$143,122
Property and equipment	2,170
Note receivable – related party	271,179
Other assets	9,205
$425,676

Revenue and net loss contributed by IST for the six months ended June 30, 2023 were $801,251 and $(108,196), respectively.

On September 11, 2023, Everett Lanier and the Company agreed to a Settlement Agreement.  See Note 11.

Had the acquisition of IST occurred on January 1, 2022, unaudited proforma results of operations for the six months ended June 30, 2023 and 2022 would be as follows:

	2023	2022
Revenue	$2,885,866	$4,910,771
Cost of Sales	1,571,229	3,293,422
Gross Profit	$1,314,637	$1,617,348
Expenses	(3,264,918)	(5,757,393)
Other income (expense)	(885,779)	(6,262,971)
Net Loss	$(2,836,060)	$(10,403,016)
Loss per share	$(0.00)	$(0.01)

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

We incurred $2,836,060 and $10,107,925, respectively, in losses, and we used $483,008 and $427,346, respectively, in cash for operations for the six months ended June 30, 2023 and 2022. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, research and development, derivative expense or gain, gain on extinguishment of debt and share-based compensation which totaled to a net $1,349,195 for 2023 and $7,648,197 for 2022.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.  For the six months ended June 30, 2023, we had a net increase in our assets and liabilities of $1,003,857 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and increase in prepaid expenses.  For the six months ended June 30, 2022 we had a net increase to our assets and liabilities of $2,228,694 for similar reasons.

Cash flows from financing activities were $403,196 and $32,802 for the six months ended June 30, 2023 and 2022, respectively.  For the six months ended June 30, 2023, these cash flows were generated from proceeds from convertible notes of $362,344 and other notes receivable - related parties of $40,852.  For the six months ended June 30, 2022, cash flows were generated from proceeds from convertible notes, loans and advances of $1,256,187 offset by payment on convertible loans, advances and factoring agreements of $1,186,503 and payments on amounts payable – related parties of $36,882.

Cash flows used in investing activities were $0 and $16,297, respectively, for the six months ended June 30, 2023 and 2022 primarily related to the acquisition of property and equipment for 2022.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of June 30, 2023 and December 31, 2022 are as follows:

	2023	2022
Property and equipment:
Office furniture and equipment	$84,180	84,180
Total property and equipment	84,180	84,180
Accumulated depreciation	(82,162)	(79,616)
Property and equipment, net	$2,018	$4,564

Depreciation expense was $2,546 and $298,489 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of June 30, 2023 and December 31, 2022 are as follows:

	2023	2022
Loans and advances (1)	$844,053	$844,053
Convertible notes payable (2)	3,361,729	3,054,869
Factoring agreements (3)	619,532	577,177
Debt – third party	$4,825,314	$4,476,099

Line of credit, related party secured by assets (4)	$2,742,929	$2,742,929
Debt– other related party, net of discounts (5)	2,015,500	2,015,500
Convertible debt – related party (6)	553,100	553,100
Shareholder debt (7)	45,002	4,150
Debt – related party	$5,356,531	$5,315,679

Total financing arrangements	$10,181,845	$9,791,778

Less current portion:
Loans, advances and factoring agreements – third party	$(1,463,585)	$(1,276,770)
Convertible notes payable third party	(3,361,729)	(3,054,869)
Debt – related party, net of discount	(4,803,431)	(4,762,579)
Convertible notes payable– related party	(553,100)	(553,100)
	(10,181,845)	(9,647,318)
Total long term debt	$—	$144,460

__________

(1) The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month LIBOR plus 2%, 7.19% as of June 30, 2022, and is secured by assets of the Company, was due August 31, 2020, as amended.

$360,000 is a bank loan dated May 28, 2019 which bears interest at Prime plus 6%, 14.0% as of June 30, 2023 and, as amended, is interest only through October 1, 2023 at which time the monthly payment of principal and interest of $40,000 is required until the due date of May 1, 2024. The bank loan is collateralized by assets of the Company.  This loan may be considered in default as the Company did not make its payment of principal and interest on October 1, 2023.  The Company is in discussions with the bank to restructure this bank loan.

On June 4, 2019, the Company consummated a Securities Purchase Agreement with Odyssey Capital Funding, LLC. (“Odyssey”) for the purchase of a $525,000 Convertible Promissory Note (“Odyssey Convertible Promissory Note”). The Odyssey Convertible Promissory Note was due June 3, 2020, paid interest at the rate of 12% (24% default) per annum and gave the holder the right from time to time, and at any time during the period beginning six months from the issuance date to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price was 55% multiplied by the average of the two lowest trading prices for the common stock during the previous 20 trading days prior to the applicable conversion date. The Odyssey Convertible Promissory Note could be prepaid in full at 125% to 145% up to 180 days from origination. Through June 3, 2020, Odyssey converted $49,150 of principal and $4,116 of accrued interest into 52,961,921 shares of common stock of the Company. On June 8, 2020, Odyssey agreed to convert the remaining principal and accrued interest balance on the Odyssey Convertible Promissory Note of $475,850 and $135,000, respectively, to a term loan payable in six months in the form of a balloon payment, earlier if the Company has a funding event, bearing simple interest on the unpaid balance of 0% for the first three months and then 10% per annum thereafter. The loan was in default as of March 31, 2022. During April 2022, Odyssey accepted to exchange all of its outstanding principal and interest as of March 31, 2022 of $685,682 into 137,136 of TPT Series E Preferred Shares.

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

IST has a line of credit agreement with a bank in the amount of $350,000. As of June 30, 2023, this line had an outstanding balance of $349,518. The line bears interest at prime plus 2.5%. The line is automatically renewed annually and any drawn amounts are due on demand.

IST has a second line of credit agreement with a bank in the amount of $25,000. As of June 30, 2023, this line had an outstanding balance of $24,443. The line bears interest at prime plus 15.47%. The line is automatically renewed annually and any drawn amounts are due on demand.

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

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note is due June 11, 2020, pays interest at the rate of 12% (principal amount increases 200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. The EMA Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Prior to December 31, 2020, EMA converted $35,366 of principal into 147,700,000 shares of common stock of the Company. As such, the principal and accrued interest balances owning to EMA at June 30, 2023 is $503,771 and $477,261, respectively. 1,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 8.  See below regarding derivative securities in default.

On October 6, 2021, TPT Global Tech, Inc. and FirstFire Global Opportunities Fund, LLC. entered into a convertible promissory note totaling $1,087,000 and a securities purchase agreement (“FirstFire Note”). The FirstFire Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock.  There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.025 per share, adjusted to $.0075 during the three months ended March 31, 2022. The Holder was given registration rights. The FirstFire Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 225,000,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 55,000,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder. Through June 30, 2023, the Company has exercised its right to convert $462,660 of principal into 297,000,000 shares of common shares leaving a principal and accrued interest balance at June 30, 2023 of $896,090 in principal and $577,194 in accrued interest.  See below regarding derivative securities in default.

On October 13, 2021, TPT Global Tech, Inc. and Cavalry Investment Fund LP entered into a convertible promissory note totaling $271,250 and a securities purchase agreement (“Cavalry Investment Note”). The Cavalry Investment Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock.  There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.025 per share, adjusted to $.0075. The Holder was given registration rights. The Cavalry Investment Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 56,250,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 13,750,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder.  Through June 30, 2023, the Company has exercised its right to convert $67,000 of principal into 55,833,334 shares of common stock leaving a principal and accrued interest balance at June 30, 2023 of $272,688 and $104,872, respectively.  See below regarding derivative securities in default.

On October 13, 2021, TPT Global Tech, Inc. and Cavalry Fund I, LP entered into a convertible promissory note totaling $815,250 and a securities purchase agreement (“Cavalry Fund I Note”). The Cavalry Fund I Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock.  There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.0075 per share. The Holder was given registration rights. The Cavalry Fund I Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 168,750,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 41,250,000 shares of common stock at $110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder. Through June 30, 2023, the Company exercised its right to convert $192,230 of principal and penalties into 168,750,000 shares of common stock leaving a principal and accrued interest balance at June 30, 2023 of $826,833 and $315,200, respectively.  See below regarding derivative securities in default.

On January 31, 2022, TPT Global Tech, Inc. and Blue Lake Partners, LLC entered into a convertible promissory note totaling $271,750 and a securities purchase agreement (“Blue Lake Note”). The Blue Lake Note is due twelve months from funding, has an original issue discount of 8% and interest rate at 10% per annum (default, as defined, at 16%). There is an optional conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal prepaid in whole or in part of the outstanding balances at 100% prior to maturity unless the Holder chose to convert their balances into common stock which they have three days to do so. 73,372,499 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants, expiring five years from issuance, were issued to exercise up to 9,058,333 warrants to purchase 9,058,333 common shares at $0.015, provided, however, that if the Company consummates an Uplist Offering on or before July 6, 2022 then the exercise price shall equal 110% of the offering price at which the Uplist Offering is made. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.  Through June 30, 2023, Blue Lake exercised its right to convert $360,447 of principal, interest and penalties into 48,059,600 of common shares leaving a balance of $8,165 in principal and $0 of accrued interest as of June 30, 2023.  See below regarding derivative securities in default.

On June 13, 2022, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a $200,760 promissory note agreement (1800 Diagonal Note”). The 1800 Diagonal Note has an original issue discount of 12%, or $21,510, and bears interest at 22%, and is convertible into shares of the Company’s common stock only under default, as defined.  10 payments of $22,485 beginning on July 30, 2022 are to be made each month totaling $224,851. At any time following default, as defined, conversion rights exist at a discount rate of 25% of the lowest trading price for the Company’s common stock during the previous 10 trading days prior to conversion. 194,676,363 common shares of the Company have been reserved with the transfer agent for possible conversion under a default. Through June 30, 2023, 1800 Diagonal exercised its right to convert $236,094 of principal and interest into 190,987,049 of common shares leaving a balance of $0 in principal and accrued interest as of June 30, 2023.  See below regarding derivative securities in default.

On February 8, 2023, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a $81,675 promissory note agreement (1800 Diagonal Note #2”). The 1800 Diagonal Note #2 has an original issue discount of 9%, or $7,425, and bears interest at 9%, 22% upon default, and is convertible into shares of the Company’s common stock only under default, as defined.  Total of $81,675 plus and accrued interest is due February 8, 2024. A penalty on the principal balance has been accrued of $40,838 because of defaults of covenants on other financing arrangements. At any time following default, as defined, conversion rights exist at a discount rate of 25% of the lowest trading price for the Company’s common stock during the previous 10 trading days prior to conversion. 150,000,000 common shares of the Company have been reserved with the transfer agent for possible conversion under a default. Through June 30, 2023, 1800 Diagonal Lending LLC has not exercised its right to convert any principal or interest into common shares leaving a balance of $122,513 in principal and $11,026 in accrued interest as of June 30, 2023. See below regarding derivative securities in default.

On February 9, 2023, TPT Global Tech, Inc. and FirstFire Global Opportunities Fund, LLC (“First Fire”) entered into a $330,000 promissory note agreement (Firstfire Note #2”). The FirstFire Note #2 has an original issue discount of 9%, or $30,000, and bears interest at 10%, 20% upon default, and is convertible into shares of the Company’s common stock only under default, as defined.  $33,000 of interest is considered earned at the issue date.  Total of $330,000 plus accrued interest is due February 8, 2024. A penalty on the principal balance has been accrued of $165,000 because of defaults of covenants on other financing arrangements. Conversion rights exist that at any time after issuance, the FirstFire Note #2 can be exchanged for shares of common stock at $.0012 per share. 350,000,000 common shares of the Company’s common stock have been reserved with the transfer agent for possible conversion. Through June 30, 2023, First Fire has not exercised its right to convert any principal or interest into common shares leaving a balance of $495,000 in principal and $44,550 in accrued interest as of June 30, 2023.

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

The Company is in default under all of its derivative financial instruments and has accounted for these defaults under each agreements default provisions. In February 2022, the Company defaulted on its FirstFire, Cavalry Investment, and Cavalry Fund I Notes for failure to uplist within one hundred twenty (120) days from the date of the Notes. Talos, Blue Lake and 1800 Diagonal are in default from cross default provisions. In total, $916,895 was recorded as interest expense representing additional principal and interest because of default. Notice of default was received from EMA for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. It was the intent of the Company to pay back all derivative securities prior to the due dates but that has not occurred in case of EMA. As such, the Company is currently in negotiations with EMA and relative to extending the due date and changing terms on the Note.  The Company has been named in a lawsuit by EMA for failing to comply with a Securities Purchase Agreement entered into in June 2019.  See Note 9 Other Commitments and Contingencies.

(3) On April 1, 2022, the Company entered into a Future Receivable Sale and Purchase Agreement (“Mr. Advance Agreement”) with Mr. Advance LLC (”Mr. Advance”). The balance to be purchased and sold is $411,000 for which the Company received $270,715, net of fees. Under the Mr. Advance Agreement, the Company is to pay $8,935 per week for 46 weeks at an effective interest rate of approximately 36% annually.   The Company is in default with this Agreement for non-payment and is working to restructure its terms. The balance outstanding as of June 30, 2023 is $301,549, net of discounts.

On April 1, 2022, the Company entered into a Future Receipts Sale and Purchase Agreement (“CLOUDFUND Agreement”) with CLOUDFUND LLC (”CLOUDFUND”). The balance to be purchased and sold is $411,000 for which the Company received $272,954, net of fees. Under the CLOUDFUND Agreement, the Company is to pay $8,935 per week for 46 weeks at an effective interest rate of approximately 36% annually.  The Company is in default with this Agreement for non-payment and is working to restructure its terms.  The balance outstanding as of June 30, 2023 is $244,670, net of discounts.

On April 27, 2022, the Company entered into a Future Receivables Sale and Purchase Agreement (“Fox Capital Agreement”) with Fox Capital Group, Inc. (”Fox Capital”). The balance to be purchased and sold is $138,000 for which the Company received $90,000, net of fees. Under the Fox Capital Agreement, the Company is to pay $4,313 per week for 32 weeks at an effective interest rate of approximately 36% annually.  The Company is in default with this Agreement for non-payment and is working to restructure its terms.  The balance outstanding as of June 30, 2023 is $73,313, net of discounts.

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 7.19% as of June 30, 2023, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved internally to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling $85,120 which expired as of December 31, 2019 (see Note 8) and was due, as amended, August 31, 2020.  $300,461 of the principal balance was exchanged for 60,092 shares of Series E Preferred Stock in April 2022.  See Note 8.  The Company is in negotiations to refinance this Line of Credit.

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

The derivative liability as of June 30, 2023, in the amount of $5,353,402 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2023.

Debt Derivative Liabilities
Balance, December 31, 2021	$4,042,910
Change in derivative liabilities from new notes payable	622,518
Change in derivative liabilities from conversion of notes payable	(493,101)
Change in fair value of derivative liabilities at end of period – derivative expense	650,071
Balance, December 31, 2022	$4,822,398
Change in derivative liabilities from new notes payable	477,414
Change in derivative liabilities from conversion of notes payable	(594,293)
Change in fair value of derivative liabilities at end of period – derivative expense	647,883
Balance, June 30, 2023	$5,353,402

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

As of June 30, 2023, the Company marked to market the fair value of the debt derivatives and determined a fair value of $5,353,402 ($5,210,611 from the convertible notes and $142,791 from warrants) in Note 5 (2) above. The Company recorded an expense from change in fair value of debt derivatives of $647,883 for the six months ended June 30, 2023. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 143.8% to 260.3%, (3) weighted average risk-free interest rate of 4.49% to 5.47% (4) expected life of 0.22 to 3.58 years, and (5) the quoted market price of $0.001 for the Company’s common stock.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of June 30, 2023, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.

All Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Series A Convertible Preferred Stock

The Company designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock.  In February 2015, the Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock to Stephen Thomas, Chairman, CEO and President of the Company, valued at $3,117,000 for compensation expense.  These shares are outstanding as of June 30, 2023.

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

As of June 30, 2023, by amendment,  holders of the Series A Preferred Stock shall, collectively have the right to convert all of their Series A Preferred Stock when conversion is elected into that number of shares of Common Stock of the Company, as amended and restated July 5, 2022 by the Board of Directors and a majority of the outstanding voting shares of the Company, determined by the following formula: 60% of the common shares computed to include all projected conversions of all convertible debt and any other classes of Preferred Stock as if the conversions had taken place at the stated conversion price per share (i.e. for the avoidance of doubt – “fully diluted” as if such conversion had occurred prior to the Series A conversion.) The Company determined that due to the significance of the amendment, it should be accounted for as an extinguishment and fair valued the amended Series A Preferred Stock at $42,983,742, creating a deemed dividend of $39,866,742.  The valuation of the amended Series A Preferred Stock was done by a qualified independent third party.

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

There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2023.

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

There are no shares of Series C Convertible Preferred Stock outstanding as of June 30, 2023.  There are approximately $553,100 in convertible notes payable convertible into Series C Convertible Preferred Stock which compromise some of the common stock equivalents calculated in Note 1.

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

As of June 30, 2023, there are 46,649 Series D Preferred shares outstanding.

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

As of June 30, 2023, there are 2,043,507 Series E Preferred shares outstanding as a result of exchanges of accounts payable, financing arrangements and lease agreements.  The Series E Preferred shares were given a fair value by a third-party valuation of $6.53 per share for which they were recorded as of December 31, 2022.  The difference between the valuation at $6.53 per share or $13,344,101 and the amount of accounts payable, financing arrangements and lease agreement balances of $10,987,307 or $2,356,794 was recorded as a loss on debt extinguishment for 2022.

The Series E Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Common Stock

As of June 30, 2023, we had authorized 4,500,000,000 shares of Common Stock, of which 1,723,749,021 common shares are issued and outstanding.

Common Stock Issued for Conversion of Debt

During the year ended December 31, 2022, the Company issued 333,871,496 common shares valued at $1,439,894 for $1,076,782 of principal, interest, penalties and fees and recorded a loss on extinguishment of $363,112.  During the six months ended June 30, 2023, the Company issued 466,848,487 common shares valued at $804,088 for $542,324 of principal, interest, penalties and fees and recorded a gain on extinguishment of $332,530.

Subscription Payable

As of June 30, 2023, the Company has recorded $37,560 in stock subscription payable, which equates to the fair value on the date of commitment, of the Company’s commitment to issue the following common shares:

Unissued shares for TPT consulting agreements	2,875,000
Shares receivable under terminated acquisition agreement	(3,096,181)
Net commitment	(221,181)

During the year ended December 31, 2021, the Company agreed to a consulting agreement with one of its newest directors, John Wharton, which Agreement was for the issuance of 3,000,000 shares of common stock to vest over two years starting July 30, 2021. These shares were valued at $42,600 and are being expenses at $1,775 per month. As of June 30, 2023, 2,850,000 common shares have vested and $40,825 expensed.

Effective November 1, 2017, the Company entered into an agreement to acquire Hollywood Rivera, LLC and HRS Mobile LLC (“HRS”). In March 2018, the HRS acquisition was rescinded and 3,096,181 shares of common stock which were issued as consideration are being returned by the recipients. As such, as of June 30, 2023 and 2022 the shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

Warrants Issued with Convertible Promissory Notes

As of June 30, 2023, there were 129,116,666 warrants outstanding that expire in five years or in the years ended December 31, 2024 -2027.  As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 1,000,000 warrants to purchase 1,000,000 common shares of the Company at 70% of the current market price.  Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice.  However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

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

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employees and consultants as consideration for services rendered and that will be rendered to the Company.

Non-Controlling Interests

QuikLAB Mobile Laboratories

In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC.  QuikLAB 4, LLC was subsequently dissolved.  It was the intent to use these entities as vehicles into which third parties would invest and participate in owning QuikLAB Mobile Laboratories.  As of June 30, 2023, Quiklab 1 LLC, QuikLAB 2, LLC and QuikLAB 3, LLC have received an investment of $470,000, of which Stephen Thomas and Rick Eberhardt, CEO and COO of the Company, have invested $100,000 in QuikLAB 2, LLC.  During the year ended December 31, 2021, one investor entered into an agreement at their request, to have their investment returned.  $10,000 of this investment was returned with the remaining $60,000 being reclassified to accounts payable in the balance sheet as of June 30, 2023.

The third party investors and Mr. Thomas and Mr. Eberhart, will benefit from owning 20% of QuikLAB Mobile Laboratories specific to their investments.  The Company owns the other 80% ownership in the QuickLAB Mobile Laboratories.  The net loss attributed to the non-controlling interests from the QuikLAB Mobile Laboratories included in the statement of operations for the six months ended June 30, 2023 and 2022 and is $12 and $7,894, respectively.

Other Non-Controlling Interests

TPT Strategic, Air Fitness, TPT Asia and IST are other non-controlling interests in which the Company owns 0%, 75%,78% and 0%, respectively.  There is little activity in any of these entities except IST.  The net loss attributed to these non-controlling interests included in the statement of operations for the six months ended June 30, 2023 and 2022 is $115,015 and $13,461, respectively.

As a result of the Agreement and Plan of Merger among TPT SpeedConnect and Asberry 22 Holdings, net income of 14% or $68,022 was accounting for as a noncontrolling interest in the statement of operations for the six months ended June 30, 2023..

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2023	2022
Related parties (1)	$1,052,569	$831,502
General operating	4,892,346	5,619,910
Accrued interest on debt (2)	2,517,994	2,095,955
Credit card balances	211,438	218,781
Accrued payroll and other expenses	1,588,382	1,041,923
Taxes and fees payable	642,640	642,640
Total	$10,905,369	$10,450,711

 _______________

(1)	Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.
(2)	Portion relating to related parties is $933,206 and $842,340 for June 30, 2023 and December 31, 2022, respectively.

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

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our estimated incremental borrowing rate as the discount rate. Our weighted average discount rate is 10.0% and the weighted average lease term of 2.45 years.

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

As of June 30, 2023 and December 31, 2022, operating lease right-of-use assets arising from operating leases were $0 and $0, respectively. During the six months ended June 30, 2023, cash paid for amounts included for the measurement of lease liabilities was $95,693 and the Company recorded lease expense in the amount of $208,568 in cost of sales.

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

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of June 30, 2023.

2023	$7,138,487
2024	797,193
2025	497,486
2026	147,486
2027	7,032
Thereafter	66,000
Total operating lease liabilities	8,653,459
Amount representing interest	(387,236)
Total net present value	$8,266,133

Office lease used by CEO

The Company entered into a lease of 12 months or less for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The company has paid $15,000 and $15,000 in rent and utility payments for this space for the six months ended June 30, 2023 and 2022, respectively.

Financing lease obligations

Future minimum lease payments are as follows:

2022	$724,812
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total financing lease liabilities	724,812
Amount representing interest	—
Total future payments (1)(2)	$724,812

 ____________________

(1)	Included is a Telecom Equipment Lease is with an entity owned and controlled by shareholders of the Company and was due August 31, 2020, as amended.

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

Litigation

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019.   More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months.  EMA has claimed in excess of $7,614,967 in relief.  The Company has filed a motion in response for which EMA has filed a motion to dismiss.   The Company does not believe at this time that any negative outcome would result in more than the $975,032 it has recorded on its balance sheet as of June 30, 2023.

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc.  The claim derives from an outstanding debt by incurred by Copperhead Digital.  The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid.  The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030 plus interest, costs and attorney fees.  The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of June 30, 2023 for this subsidiary payable.

We have been named in a lawsuit by a collection law firm on behalf of American Tower and related entities, against TPT Global Tech, Inc.  The claim derives from an outstanding debt or unpaid tower lease payments. The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal or negotiation of the claims which amounts to $2,891,886, including payment due for all future tower payments not yet incurred under various tower lease agreements.  The Company has accounted for approximately $2,918,721 in payables and operating lease liabilities on its consolidated balance sheet as of June 30, 2023 for this liability. Management does not believe any negative outcome to this lawsuit would amount to more than this.

In total, lawsuits are being threatened or have been put forth by vendors in relation to tower lease payments in accordance with tower lease agreements that were entered into.  The claims are currently being investigated or negotiated and the amount in controversy being claimed is approximately $3,807,072, which the Company has accounted for $3,966,159 in its consolidated balance sheet as of June 30, 2023.

We have been named in lawsuits by three merchant debt companies, Mr. Advance, CLOUDFUND and Fox Capital versus TPT SpeedConnect and TPT for non-payment under the debt agreements for which the companies received judgements in the case of Mr. Advance and CLOUDFUND or a filed lawsuit in case of Fox Capital against the TPT SpeedConnect and TPT.  The judgements and filed lawsuit in case of Fox Capital totaled $595,105, including legal and other fees for which the Company has $619,531 recorded in Debt Financing Agreements.  We are in negotiations with these companies to restructure payment and work out acceptable terms.  Management believes it will not have to pay more than what it has recorded in accounts payable.

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

Customer Contingencies

The Company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of these amounts. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of June 30, 2023 and December 31, 2022.

Stock Contingencies

The Company has convertible debt, preferred stock, options and warrants outstanding for which common shares would be required to be issued upon exercise by the holders.  As of June 30, 2023, the following shares would be issued:

Convertible Promissory Notes	8,385,153,403
Series A Preferred Stock (1)	33,480,996,660
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	281,867,069
Series E Preferred Stock (3)	12,347,474,320
Stock Options and Warrants	129,116,666
55,257,448,912

___________

(1)

Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of the then outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 4,500,000,000 shares were authorized as of June 30, 2023.

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

28

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

NOTE 9 – RELATED PARTY ACTIVITY

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $1,052,569 and $831,502, respectively, as of June 30, 2023, and December 31, 2022 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 8.

Leases

See Note 8 for office lease used by CEO.

Note Payable and Commitments

On March 25, 2022, the Company entered into a Software Development agreement with Mr. and Mrs. Caudle for which a new note payable was created and employment agreements for Mrs. Caudle and her daughter were modified. See Notes 5 and 8.

Amounts Receivable – Related Party

As of June 30, 2023 and December 31, 2022, there are amounts due from management/shareholders of $263,234 and $518,871, respectively, included in amounts receivable – related party, receivable from Mark Rowen of Blue Collar and Everett Lanier of IST.

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

The following tables present summary information by segment for the three months ended June 30, 2023 and 2022, respectively:

2023
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLabs	Corporate and other	Total
Revenue	$927,812	54,388	—	371,927	$1,354,127
Cost of revenue	$(171,898)	(29,671)	—	(265,642)	$(467,211)
Net income (loss)	$403,466	(123,430)	9,727	(1,643,385)	$(1,363,349)
Total assets	$40,983	1,948,501	9,977	(1,269,672)	$719,812
Depreciation and amortization	$—	—	—	—	$—
Derivative gain (expense)	$—	—	—	(550,298)	$(550,298)
Gain (loss) on debt extinguishment	$—	—	—	—	—
Interest expense	$—	(2,862)	—	(546,230)	$(549,092)

2022
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$1,504,268	595,904	—	108,313	$2,208,485
Cost of revenue	$(1,404,357)	(305,916)	—	(68,902)	$(1,779,175)
Net income (loss)	$(593,826)	116,199	(72,234)	(3,985,589)	$(4,535,450)
Total assets	$5,872,627	1,540,269	1,364,273	547,289	$9,324,458
Depreciation and amortization	$(128,578)	(2,273)	(14,931)	(164,484)	$(310,265)
Derivative gain (expense)	$—	—	—	131,374	$131,374)
Gain (loss) on debt extinguishment	$—	—	—	(384,146)	$(384,374)
Interest expense	$(234,141)	(3,063)	—	(2,867,734)	$(3,104,938)

The following tables present summary information by segment for the six months ended June 30, 2023 and 2022, respectively:

2023
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$1,916,613	164,529	—	804,724	$2,885,866
Cost of sales	$(941,675)	(78,639)	—	(550,915)	$(1,571,229)
Net income (loss)	$708,617	(261,722)	(1,605)	(3,282,955)	$(2,836,060)
Total assets	$40,983	1,948,501	9,977	(1,269,672)	$719,812
Depreciation and amortization	$—	—	—	(2,546)	$(2,546)
Derivative gain (expense)	$—	—	—	(647,883)	$(647,883)
Gain (loss) on debt extinguishment	$—	—	—	332,530	$332,530
Interest expense	$(42,355)	(7,328)	—	(894,712)	$(944,395)

2022
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$3,045,734	694,484	90,315	262,115	$4,092,648
Cost of sales	$(2,166,680)	(453,161)	—	(182,548)	$(2,802,390)
Net loss	$(423,191)	(107,163)	(89,922)	(9,487,649)	$(10,107,925)
Total assets	$5,872,627	1,540,269	1,364,273	547,289	$9,324,458
Depreciation and amortization	$(263,796)	(3,978)	(29,862)	(328,967)	$(626,603)
Derivative gain (expense)	$—	—	—	388,398	$388,398
Gain (loss) on debt extinguishment	$—	—	—	(2,367,038)	$(2,367,038)
Interest expense	$(378,681)	(5,540)	—	(3,895,062)	$(4,279,283)

NOTE 11 – SUBSEQUENT EVENTS

Agreement to Convert Debt

On July 31, 2023, the Company and Michael Murphy, shareholder and debt holder, entered into a Conversion Shares Purchase Agreement by which Mr. Murphy has agreed to an automatic conversion of his outstanding principal debt, as well as related accrued interest if elected by Mr. Murphy, into shares of the Company’s Series E Preferred Stock or an equity stock that subsequent to the agreement the Company may have issued to any party that has favorable terms to the Series E Preferred Stock, upon the Company’s intended uplist to a major exchange in conjunction with its capital raise through the capital markets.  This principal amount is $2,397,329 as of June 30, 2023.

Settlement Agreement

On September 11, 2023, Everett Lanier and the Company agreed to a Settlement Agreement and Mutual Release (“IST Settlement Agreement”).  The IST Settlement Agreement compromises, settles, and otherwise resolves all claims, compensation claims, benefit claims, or allowances, ownership of TPT Strategic Series B Preferred Stock, and all other potential claims between the Company or its officers, directors, shareholders, or representatives and Mr. Lanier arising from or relating to Second Parties’ activities during the period from approximately the acquisition date of IST to September 11, 2023.  The Company and Mr. Lanier reached a settlement of certain matters, any payables to or from the Company from or to outside parties of TPT Strategic which would be a claim, and certain stock ownership of TPT Strategic under the terms of the Settlement Agreement.

Consulting Agreement

Effective October 1, 2023, but consummated on October 26, 2023, the Company entered into an Advisory Services Agreement to provide information technology advisory services with a focus on Machine Learning and Artificial Intelligence with the objective of enhancing the Company’s various platforms.  The term of the agreement is 360 days, if no default by either party, and can be renewed by written notice of at least 20 days prior to the end of each renewal term.  Compensation under the agreement is such that on or before October 15, 2023, the Company shall pay $12,500 in cash or in registered Stock (free trading and unrestricted common stock, registered on Form S-1 or S-8). Subsequently, thereafter on November 15, 2023 equal to $288,000 and on December 15, 2023 equal to $100,000 with the final payment equal to $100,000 due on or before January 15, 2024 (the “Due Date”) for a total payment equal to five hundred thousand dollars, in cash or in S-8 Stock, in the form at the discretion of the Company. If the Company elects to pay the Consultant in form of S-8 Stock, it will be paid and calculated based on the lowest traded bid price for the common stock during the previous 25 trading days prior to the applicable Due Date. In no event, the value of the payment for Services made by Company will be less than USD $500,000.  The Company plans to use current fundraising activities to fund the agreement or may choose to pay in common stock of the Company.  The Company has agreed to reserve 325,000,000 shares of common stock with it’s transfer agent for this agreement.  Besides customary initiation fees of around $16,000 and late fees of $20,000 for any installment payment or common shares not being properly reserved with the transfer agent.

Acquisitions

Broadband

On July 28, 2023, the Company entered into a Securities Purchase Agreement with Broadband Infrastructure, Inc. (“Broadband”) and Braddock Cunningham, owner, for the purchase of 100% of the ownership of Broadband for 600,000 shares of its Series E Convertible Preferred Shares Preferred Stock at a stated price of $5.00 per share or $3,000,000 and a promissory note for $6,000,000. The Series E Preferred Stock is convertible into common stock of TPT Global Tech, Inc. at a 25% discount to market with an automatic conversion upon the Company uplisting to a major U.S. Stock Exchange.  The promissory note will be paid from proceeds raised from the Company’s Reg A capital raise or its proposed Form S-1 filing in conjunction with a capital raise and listing on a major US Stock Exchange. Closing to occur after consideration given and conditions met which primarily relate to standard representation of compliances, consents, and completion of Broadband’s audit.

Tekmovil

On September 18, 2023, the Company entered into a Securities Purchase Agreement (“Tekmovil SPA”) to acquire control of Tekmovil Holdings LLC (“Tekmovil”), a company that helps smartphone and other consumer electronics brands enter, gain, and maintain share in the Latin American and North American market. OCR Ventures, LLC, Soleil AW Investment and Holdings LLC, LuCob2020, LLC and JMDG Ventures, LLC (“Sellers”) severally (and not jointly) agreed to sell 60% of the outstanding membership interests of Tekmovil in the respective amounts set forth the Tekmovil SPA for the aggregate purchase price of $40,000,000.

The acquisition for 60% ownership includes two payments totaling $40,000,000. The initial payment (“First Payment”), up to $20,000,000, can be settled either in cash (a minimum of $10,000,000) or through TPT Series E Convertible Preferred Shares at a stated price of $5.00 per share paid by October 31, 2023, unless extended by Tekmovil shareholders. Any remaining balance from the first installment will result in issuing a secured promissory note (“First Payment Note”) for the remaining balance of the First Payment bearing interest at 6% per annum and a maturity date of the earlier of (i) March 31, 2024, and (ii) a filing by TPT of a Form S-1 registration statement.

For the second portion of the purchase price (“Second Payment Note”), TPT can issue a secured convertible promissory note for $20,000,000, bearing interest at 6% per annum and a maturity date of the earlier of (i) March 31, 2024, and (ii) a filing by TPT of an Uplisting Registration Statement in connection with a primary offering of TPT’s securities and listing of TPT’s common stock on NYSE, NASDAQ or other major US stock exchange. In lieu of payment of Second Payment Note in cash, at Sellers’ sole option, the Second Payment Note may be converted into additional shares of TPT Series E Convertible Preferred Stock with a stated price of $5.00 USD per share.

It is understood by TPT and Sellers that the $40,000,000 purchase price for Transferred Interests is based upon an agreed valuation based on EBITDA of $13,000,000 for Tekmovil’s operations. TPT and Sellers further agreed that if, for the twelve (12) month period following Closing, the EBITDA calculation for the Surviving Corporation is less or more than $13,000,000, the aggregate amount of the $40,000,000 paid to Sellers shall be adjusted proportionally downward or upwards, as the case may be, by a maximum of 20% pro rata to the actual EBITDA increase or decrease. In the event the EBITDA calculation is less than $13,000,000, the Sellers shall refund such amount to TPT within 30 days following receipt of notice of the EBITDA calculation. In the event the EBITDA calculation is more than $13,000,000, TPT shall pay such amount to Buyers within 30 days following receipt of notice of the EBITDA calculation.

Furthermore, a provision allocates up to $80 million of funds raised from TPT's public offering to facilitate the restructuring of Tekmovil's senior debt through loans encompassing a 5-year term with provisions for expedited repayment to TPT.

TPT’s obligations under the First Payment Note and Second Payment Note shall be subject to a Security and Pledge Agreement, in the form attached to the SPA as Exhibit G, which includes a first priority security interest in TPT’s shares in the Surviving Corporation.

The Closing of the transactions contemplated by the SPA (the “Closing”) shall occur no later than the second business day after the fulfillment or waiver of all conditions which primarily relate to consideration given and to standard representations of compliance, consents, and completion of Tekmovil’s audit of the Tekmovil SPA (no later than March 31, 2024). The transaction is subject to the delivery of PCAOB and GAAP compliant audits through the required two years ended prior to date of closure by Tekmovil.

Following the completion of the audit which is also a condition precedent to Closing, then as soon as practicable following the Closing, the parties agree that Tekmovil will be merged with and into an agreed Shell Company which company is defined in the Tekmovil SPA as the Surviving Corporation.

TPT does not have committed financing for the transaction at this time and is seeking equity and debt through its existing Reg A capital raise, debt financing or a proposed public offering.

Common Stock Issuances

Subsequent to June 30, 2023, FirstFire and 1800 Diagonal exercised their rights to convert $113,000 of principal amounts into 105,000,000 of shares of common stock.

On August 6, 2023, the Board granted 1,000,000 shares of common stock of the Company to a consultant for his consulting services rendered to the Company. The shares are to be considered fully vested upon grant and represent partial payment for past services rendered.

On September 8, 2023, the Board of Directors granted 52,830,333 shares of common stock to Edward Cabrera, Eduardo Cabrera and Mawe Capital Management, LLC for a $75,000 retainer fee in relation to raising capital. The shares are to be considered fully vested upon grant. The share numbers have been calculated based on the average 5-day price per share of TPTW common stock of $0.00144 to get 52,830,333 shares. The common shares will have piggyback rights and shall be registered in any filed registration form. If the average closing price during the five prior to Friday, September 30, 2023 is more than 50% of the five days prior to the signing of this agreement, then the cash difference from the $75,000 may be applied to reduce any Network 1 advisory fee (if there are any) for the NASDAQ listing process.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2023, we had an accumulated deficit totaling $109,207,777. This raises substantial doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

During the three months ended June 30, 2023, we recognized total revenues of $1,354,127 compared to the prior period of $2,208,485. The decrease is largely attributable to the decrease in internet customers from attrition and the discontinuance of unprofitable operating locations, and from the decrease in Blue Collar’s revenue for the writers and actors strike offset slightly by the increase of IST.

Gross profit for the three months ended June 30, 2023 was $886,916 compared to $429,309 for the prior period. The increase is largely attributable to accounting for operating lease liabilities. Gross profit percentage is 65% in the current period versus 19% in the prior period. There is no amortization in the current period from operating lease assets because of prior year write offs.

During the three months ended June 30, 2023, we incurred $1,152,271 in operating expenses compared to $1,602,286 for the prior period. The decrease was in large part attributable to no depreciation and amortization in the current period as a result of impairments taken at the end of 2022.  There were also decreases in payroll and professional fees from Blue Collar’s decreased activity from the writers and actors strike and fewer employees for TPT SpeedConnect, offset by the inclusion of IST in the current period.

Derivative expense of $550,298 and gains of $131,374 results from the accounting for derivative financial instruments during the three months ended June 30, 2023 and 2022, respectively.

The loss on debt extinguishment of $384,146 for the prior period results from the conversion of convertible debt to common stock and exchanges in the prior year of accounts payable, financing arrangements and lease agreement balances for Series E Preferred Stock.

Interest expense decreased for the three months ended June 30, 2023 compared to the prior period by $2,555,846. The decrease comes largely from amortization of debt discounts on some of the Company’s derivative securities in the prior period versus that of the current period accounting for defaults in certain derivative securities.

During the three months ended June 30, 2023, we recognized a net loss of $1,363,349 versus $4,535,450 for the prior period. The difference mainly is activity in the prior period related to depreciation and amortization and interest expense explained above.

For the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

During the six months ended June 30, 2023, we recognized total revenues of $2,885,866 compared to the prior period of $4,092,648. The decrease is largely attributable to the decrease in internet customers from attrition and the discontinuance of unprofitable operating locations, and from the decrease in Blue Collar’s revenue for the writers and actors strike offset slightly by the increase of IST.

Gross profit for the six months ended June 30, 2023 was $1,314,637 compared to $1,290,258 for the prior period.  The increase is largely attributable to better margins for TPT SpeedConnect from unprofitable towers being shut down offset partially from no margin or revenue in TPT Asia or TPT MedTech. Gross profit percentage for the current period is 46% versus 31% for the prior period. There is no amortization in the current period from operating lease assets because of prior period write offs.

During the six months ended June 30, 2023, we recognized $3,264,917 in operating expenses compared to $5,141,079 for the prior period. The decrease was in large part attributable to the research and development expense of $1,750,000 in the prior period from the acquisition of a software developed by a third party and decreases in depreciation and amortization resulting form impairments taken in the prior period. These were offset by an increase in professional fees in large part from the inclusion of IST in the current period.

Derivative losses of $647,883 and gains of $388,398 results from the accounting for derivative financial instruments during the six months ended June 30, 2023 and 2022, respectively.

The gain of $332,530 for the period ended June 30, 2023 and the loss on debt extinguishment of $2,367,038 for the prior period ended June 30, 2022 result from the exchange of accounts payable, financing arrangements and lease agreement balances for Series E Preferred Stock.

Interest expense increased for the six months ended June 30, 2023 compared to the prior period by $3,334,888. The decrease comes largely from the amortization of debt discounts and default provisions on the Company’s derivative securities in the prior period.

During the six months ended June 30, 2023, we incurred a net loss of $2,836,060 compared to $10,107,925 for the prior period. The difference was largely from the loss on extinguishment of accounts payable, financing arrangements and lease agreement balances, interest expense from amortization of debt discounts and default accounting for derivative securities and depreciation and amortization in the prior year versus the current period.

LIQUIDITY AND CAPITAL RESOURCES

We incurred $2,836,060 and $10,107,925, respectively, in losses, and we used $483,008 and $427,346, respectively, in cash for operations for the six months ended June 30, 2023 and 2022. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, research and development, derivative expense or gain, gain on extinguishment of debt and share-based compensation which totaled to a net $1,349,195 for 2023 and $7,648,197 for 2022.

In addition, we report increases and reductions in liabilities as uses of cash and deceases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.  For the six months ended June 30, 2023, we had a net increase in our assets and liabilities of $1,003,857 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and increase in prepaid expenses.  For the six months ended June 30, 2022 we had a net increase to our assets and liabilities of $2,228,694 for similar reasons.

Cash flows from financing activities were $403,196 and $32,802 for the six months ended June 30, 2023 and 2022, respectively.  For the six months ended June 30, 2023, these cash flows were generated from proceeds from convertible notes of $362,344 and other notes receivable - related parties of $40,852.  For the six months ended June 30, 2022, cash flows were generated from proceeds from convertible notes, loans and advances of $1,256,187 offset by payment on convertible loans, advances and factoring agreements of $1,186,503 and payments on amounts payable – related parties of $36,882.

Cash flows used in investing activities were $0 and $16,297, respectively, for the six months ended June 30, 2023 and 2022 primarily related to the acquisition of property and equipment for 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019.   More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months.  EMA has claimed in excess of $7,614,967 in relief.  The Company has filed a motion in response for which EMA has filed a motion to dismiss.   The Company does not believe at this time that any negative outcome would result in more than the $975,032 it has recorded on its balance sheet as of June 30, 2023.

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc.  The claim derives from an outstanding debt by incurred by Copperhead Digital.  The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid.  The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030 plus interest, costs and attorney fees.  The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of June 30, 2023 for this subsidiary payable.

We have been named in a lawsuit by a collection law firm on behalf of American Tower and related entities, against TPT Global Tech, Inc.  The claim derives from an outstanding debt or unpaid tower lease payments. The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal or negotiation of the claims which amounts to $2,891,886, including payment due for all future tower payments not yet incurred under various tower lease agreements.  The Company has accounted for approximately $2,918,721 in payables and operating lease liabilities on its consolidated balance sheet as of June 30, 2023 for this liability. Management does not believe any negative outcome to this lawsuit would amount to more than this.

In total, lawsuits are being threatened or have been put forth by vendors in relation to tower lease payments in accordance with tower lease agreements that were entered into.  The claims are currently being investigated or negotiated and the amount in controversy being claimed is approximately $3,807,072, which the Company has accounted for $3,966,159 in its consolidated balance sheet as of June 30, 2023.

We have been named in lawsuits by three merchant debt companies, Mr. Advance, CLOUDFUND and Fox Capital versus TPT SpeedConnect and TPT for non-payment under the debt agreements for which the companies received judgements in the case of Mr. Advance and CLOUDFUND or a filed lawsuit in case of Fox Capital against the TPT SpeedConnect and TPT.  The judgements and filed lawsuit in case of Fox Capital totaled $595,105, including legal and other fees for which the Company has $619,531 recorded in Debt Financing Agreements.  We are in negotiations with these companies to restructure payment and work out acceptable terms.  Management believes it will not have to pay more than what it has recorded in accounts payable.

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

2023 Conversions
	Date	Principal	Accrued Int & Fees	Share Amounts	Price Per Share
FirstFire	2/14/2023	60,000	—	50,000,000	0.0012
	2/27/2023	78,000	—	65,000,000	0.0012
	3/14/2023	78,000	—	65,000,000	0.0012
	7/24/2023	96,000		80,000,000	0.0012
		312,000	—	260,000,000

Cavalry Investment	1/30/2023	22,000		18,333,334	0.0012
	2/17/2023	27,000	—	22,500,000	0.0012
		49,000	—	40,833,334

Cavalry Fund I	1/30/2023	44,000		36,666,667	0.0012
	2/17/2023	54,000	—	45,000,000	0.0012
	3/8/2023	33,230	—	36,922,043	0.0009
		131,230	—	118,588,710

1800 Diagonal	1/4/2023	35,000		31,818,182	0.0011
	1/6/2023	40,000	—	36,363,636	0.0011
	1/17/2023	50,000	—	41,666,667	0.0012
	1/20/2023	21,094	—	17,577,958	0.0012
	8/10/23	17,000		25,000,000	0.0007
		163,094	—	152,426,443

Total Conversions 2023		655,324	—	571,848,487

2022 Conversions
	Date	Principal	Accrued Int & Fees	Share Amounts	Price Per Share
FirstFire	9/15/2022	59,160	—	17,000,000	0.0035
	10/19/2022	61,875	—	50,000,000	0.0012
	12/14/2022	125,625	—	50,000,000	0.0025
		246,660	—	117,000,000

Talos	9/1/2022	271,750	28,925	40,090,000	0.0075
		271,750	28,925	40,090,000

Blue Lake	9/8/2022	263,585	96,863	48,059,600	0.0075
		263,585	96,863	48,059,600

Cavalry Investment	11/15/2022	18,000	—	15,000,000	0.0012
		18,000	—	15,000,000

Cavalry Fund I	10/25/2022	—	25,000	20,161,290	0.0012
	11/15/2022	36,000	—	30,000,000	0.0012
		36,000	—	50,161,290

1800 Diagonal	11/17/2022	25,000	—	20,833,333	0.0012
	12/22/2022	40,000	—	20,000,000	0.0020
	12/30/2022	25,000	—	22,727,273	0.0011
		90,000	—	63,560,606

Total Conversions 2022		925,995	147,288	333,871,496

We have filed Forms with the SEC related to convertible promissory notes for which the underlying common shares have not been registered. Details of the convertible promissory notes can be found at http://sec.gov.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default under all of its derivative financial instruments and has accounted for these defaults under each agreements default provisions. In February 2022, the Company defaulted on its FirstFire, Cavalry Investment, and Cavalry Fund I Notes for failure to uplist within one hundred twenty (120) days from the date of the Notes. Talos, Blue Lake and 1800 Diagonal are in default from cross default provisions. In total, $916,895 was recorded as interest expense representing additional principal and interest because of default. Notice of default was received from EMA for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. It was the intent of the Company to pay back all derivative securities prior to the due dates but that has not occurred in case of EMA. As such, the Company is currently in negotiations with EMA and relative to extending the due date and changing terms on the Note.  The Company has been named in a lawsuit by EMA for failing to comply with a Securities Purchase Agreement entered into in June 2019.

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

TPT GLOBAL TECH, INC.
(Registrant)

Dated: October 27, 2023	By:	/s/ Stephen J. Thomas, III
Stephen J. Thomas, III
(Chief Executive Officer, Principal Executive Officer)

Dated: October 27, 2023	By:	/s/ Gary L. Cook
Gary L. Cook
(Chief Financial Officer, Principal Accounting Officer)

