Form 10-Q
period 2023-09-30
TPT GLOBAL TECH, INC.
filed 2023-12-15
CIK 1661039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of December 13, 2023, there were 2,154,412,687 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30	December 31,
	2023	2022
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$—	$59,630
Accounts receivable, net	61,055	5,808
Accounts receivable – related party	—	265,273
Prepaid expenses and other current assets	18,570	20,813
Assets held for sale	—	616,263
Total current assets	79,625	967,787
NON-CURRENT ASSETS
Property and equipment, net	1,226,000	2,455
Deposits and other assets	53,195	60,998
Total non-current assets	1,279,195	63,453

TOTAL ASSETS	$1,358,820	$1,031,240

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,798,925	$10,084,058
Deferred revenue	146,351	75,556
Customer liability	338,725	338,725
Current portion of loans, advances and factoring agreements	1,002,559	902,809
Convertible notes payable, net of discounts	3,424,556	3,054,869
Notes payable - related parties, net of discounts	4,902,510	4,762,579
Convertible notes payable – related parties, net of discounts	553,100	553,100
Derivative liabilities	4,203,788	4,822,398
Current portion of operating lease liabilities	7,353,988	5,897,274
Financing lease liabilities – related party	731,830	710,776
Liabilities held for sale	—	717,414
Total current liabilities	34,456,332	31,919,558

NON-CURRENT LIABILITIES
Loans, advances and factoring agreements, net of current portion and discounts	—	144,460
Operating lease liabilities, net of current portion	787,313	1,932,599
Total non-current liabilities	787,313	2,077,059
Total liabilities	35,243,645	33,996,617

Commitments and contingencies	—	—

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

	September 30,	December 31,
	2023	2022
	(Unaudited)

MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	42,983,742	42,983,742
Convertible Preferred Series B – 3,000,000 shares designated, 2,588,693 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1,677,473	1,677,473
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Convertible Preferred Series D, 10,000,000 designated – 46,649 shares issued and outstanding as of September 30, 2023 and December 31, 2022	244,592	244,592
Convertible Preferred Series E, 10,000,000 designated – 2,243,507 and 2,043,507 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	14,570,101	13,344,101
Total mezzanine equity	59,475,908	58,249,908

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 4,500,000,000 shares authorized, 1,882,579,354 and 1,256,900,534 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,882,579	1,256,901
Subscriptions payable	40,435	26,910
Additional paid-in capital	14,946,692	13,966,895
Accumulated deficit	(109,549,957)	(106,418,722)
Total TPT Global Tech, Inc. stockholders' deficit	(92,680,251)	(91,168,016)
Non-controlling interests	(680,482)	(47,269)
Total stockholders’ deficit	(93,360,733)	(91,215,285)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,358,820	$1,031,240

See accompanying notes to condensed consolidated financial statements.

  TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
REVENUES:
Products	$—	$—	$—	$82,000
Services	923,251	2,052,817	3,007,866	6,063,465
Total Revenues	923,251	2,052,817	3,007,866	6,145,465

COST OF SALES:
Productss	—	—	—	27,882
Servicess	739,513	1,691,539	1,783,343	4,466,047
Total Costs of Sales	739,513	1,691,539	1,783,343	4,493,929
Gross profit (loss)	183,738	361,278	1,224,523	1,651,536
EXPENSES:
Professional	375,536	249,989	1,419,199	894,615
Payroll and related	455,063	572,574	1,478,320	1,823,527
General and administrative	587,831	489,663	1,418,044	1,358,560
Research and development	—	—	—	1,750,000
Depreciation	—	150,454	2,454	448,943
Amortization	—	164,057	—	492,171
Total expenses	1,418,430	1,626,737	4,318,017	6,767,816
Loss from operations	(1,234,692)	(1,265,459)	(3,093,494)	(5,116,280)

OTHER INCOME (EXPENSE)
Derivative gain (expense)	1,015,764	102,903	367,881	491,301
Gain (loss) on debt extinguishment	133,850	397,008	466,380	(1,970,030)
Interest expense	(412,735)	(426,265)	(1,340,412)	(4,705,548)
Other income (expense)	6,525	(53,206)	380,493	(52,387)
Total other income (expenses)	743,404	20,440	(125,658)	(6,236,664)

Net loss before income taxes	(491,288)	(1,245,019)	(3,219,152)	(11,352,944)
Income taxes	—	—	—	—
Net loss from continuing operations	(491,288)	(1,245,019)	(3,219,152)	(11,352,944)
Discontinued operations:
Net (loss) from discontinued operations	107,639	—	(557)	—
Gain on disposal of discontinued operations	126,101	—	126,101	—
Net income from discontinued operations	233,740	—	125,544	—
NET LOSS BEFORE NON-CONTROLLING INTERESTS	(257,548)	(1,245,019)	(3,093,608)	(11,352,944)

NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	84,632	(16,156)	37,627	(6,633)
DEEMED DIVIDEND RELATED TO MODIFICATION OF SERIES A PREFERRED STOCK	—	(39,866,742)	—	(39,866,742)
NET LOSS ATTRIBUTABLE TO TPT GLOBAL TECH, INC. SHAREHOLDERS	$(342,180)	$(41,095,605)	$(3,131,235)	$(51,213,053)
Loss per common share- Basic and diluted:
Continuing operations	$(0.00)	$(0.04)	$(0.00)	$(0.06)
Discontinued operations	0.00	—	0.00	—
Loss per common share- Basic and diluted	$(0.00)	$(0.04)	$(0.00)	$(0.06)
Weighted average number of common shares outstanding - Basic and diluted	1,810,916,794	950,225,974	1,681,251,378	932,094,683

 See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

	Common Stock		Subscriptions	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Payable	Capital	Deficit	Interest	Deficit
Balance as of June 30, 2023	1,723,749,021	$1,723,749	$37,560	$14,907,994	$(109,207,777)	$(761,908)	$(93,300,382)
Issuance of shares for services	53,830,333	53,830	1,100	30,698	—	—	85,628
Subscription payable for services	—	—	1,775	—	—	—	1,775
Disposition of IST	—	—	—	—	—	(3,206)	(3,206)
Issuance of shares for exchange of debt	105,000,000	105,000	—	8,000	—	—	113,000
Net loss	—	—	—	—	(342,180)	84,632	(257,548)
Balance as of September 30, 2023	1,882,579,354	$1,882,579	$40,435	$14,946,692	$(109,549,957)	$(680,482)	$(93,360,733)

	Common Stock		Subscriptions	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Payable	Capital	Deficit	Interest	Deficit
Balance as of December 31, 2022	1,256,900,534	$1,256,901	$26,910	$13,966,895	$(106,418,722)	$(47,269)	$(91,215,285)
Issuance of shares for services	53,830,333	53,830	1,100	30,698	—	—	85,628
Subscription payable for services	—	—	12,425	—	—	—	12,425
Disposition of IST	—	—	—	—	—--	(3,206)	(3,206)
Issuance of shares for exchange for debt	571,848,487	571,848	—	345,240	—	—	917,088
Acquisition of Asberry 22 Holdings, Inc.	—	—	—	603,859		(667,634)	(63,775)
Net loss	—	—	—	—	(3,131,235)	37,627	(3,093,608)
Balance as of September 30, 2023	1,882,579,354	$1,882,579	$40,435	$14,946,692	$(109,549,957)	$(680,482)	$(93,360,733)

	Common Stock		Subscriptions Payable	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	(Receivable)	Capital	Deficit	Interest	Deficit
Balance as of June 30, 2022	923,029,038	$923,029	$16,260	$12,860,873	$(55,039,285)	$78,825	$(41,160,298)
Common stock issued for services or subscription payable	—	—	5,325	—	—	—	5,325
Debt conversion to common stock	105,149,600	105,150	—	425,719	—	—	530,869
Modification of Series A Preferred Stock					(39,866,742)		(39,866,742)
Net loss	—	—	—	—	(1,228,863)	(16,156)	(1,245,019)
Balance as of September 30, 2022	1,028,178,638	$1,028,179	$21,585	$13,286,592	$(96,134,890)	$62,669	$(81,735,865)

	Common Stock		Subscriptions Payable	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	(Receivable)	Capital	Deficit	Interest	Deficit
Balance as of December 31, 2021	923,029,038	$923,029	$5,610	$12,860,873	$(44,921,837)	$69,302	$(31,063,023)
Common stock issued for services or subscription payable	—	—	15,975	—	—	—	15,975
Debt conversion to common stock	105,149,600	105,150	—	425,719	—	—	530,869
Modification of Series A Preferred Stock					(39,866,742)		(39,866,742)
Net loss	—	—	—	—	(11,346,311)	(6,633)	(11,352,944)
Balance as of September 30, 2022	1,028,178,638	$1,028,179	$21,585	$13,286,592	$(96,134,890)	$62,669	$(81,735,865)

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,093,608)	$(11,352,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income from discontinued operations	125,544	—
Depreciation	2,454	448,943
Amortization	—	492,171
Amortization of debt discounts	694,938	3,593,957
Convertible Note payable issued for Asberry Series A Stock	508,553	—
Note payable issued for research and development	—	1,550,000
Derivative expense (gain)	(367,881)	(491,301)
Gain (loss) on extinguishment of debt	(466,380)	1,970,030
Loss on disposition of property and equipment	—	124,849
Share-based compensation: Common stock	98,053	15,975
Changes in operating assets and liabilities:
Accounts receivable	(55,247)	(193,973)
Accounts receivable – related party	—
Prepaid expenses and other assets	271,766	(81,881)
Deposits and other assets	7,804	186,198
Accounts payable and accrued expenses	1,696,700	1,633,792
Net change in operating lease right of use assets and liabilities	311,428	2,218,444
Other liabilities	70,795	(377,573)
Net cash used in operating activities from continuing operations	(446,169)	(263,313)
Net cash provided by operating activities from discontinued operations	4,034	—
Net cash used in operating activities	(442,135)	(263,313)

Cash flows from investing activities:
Purchase of equipment	—	(16,297)
Net cash used in investing activities	—	(16,297)

Cash flows from financing activities:
Proceeds from convertible notes, loans and advances	358,500	1,256,187
Payment on convertible loans, advances and factoring agreements	(83,221)	(1,391,580)
Proceeds from notes payable – related parties	139,931	—
Payments on convertible notes and amounts payable – related parties	—	(39,664)
Net cash provided by financing activities from continuing operations	415,210	(175,057)
Net cash used in financing activities from discontinued operations	(32,705)	—
Net cash provided by financing activities	382,505	—
Net change in cash	(59,630)	(454,667)
Cash and cash equivalents - beginning of period	59,630	518,066

Cash and cash equivalents - end of period	$—	$59,630

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

Supplemental Cash Flow Information:

Cash paid for:

	2023	2022
Interest	$49,762	$8,384
Taxes	$—	$—

Non-Cash Investing and Financing Activities:

	2023	2022
Debt discount on factoring agreement	$489,089	1,070,591
Series E Preferred Stock issued in exchange for debt and payables	$—	$13,344,101
Common Stock issued for conversion of notes payable	$917,088	$530,869
Series E Stock issued for property acquisition	$1,226,000	—
Deemed dividend related to modification of Series A Preferred Stock	$—	39,866,742
Acquisition of net liabilities of Asberry 22 Holdings, Inc.	$63,775	$—

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2022. The condensed consolidated balance sheet as of September 30, 2023, has been derived from the consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Our condensed consolidated financial statements include the accounts of those entities outlined in Nature of Operations giving consideration to the non-controlling interests where appropriate. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts presented in previously issued financial statements have been reclassified in these financial statements. As of December 31, 2022, advances to employees of $23,200 were previously classified as prepaid assets and other current assets versus the current classification of offsetting accrued payroll liabilities in accounts payable.

Revenue Recognition

We use the following criteria described below in more detail for each business unit:

Identify the contract with the customer.

Identify the performance obligations in the contract.

Determine the transaction price.

Allocate the transaction price to performance obligations in the contract.

Recognize revenue when or as we satisfy a performance obligation. lo

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of operations for the nine months ended September 30, 2023 and 2022. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the three and nine months ended September 30, 2023 and 2022 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
TPT SpeedConnect	$843,451	$1,357,611	$2,760,055	$4,403,345
Blue Collar	79,063	692,486	243,592	1,386,970
TPT MedTech	—	—	—	89,755
Other (1)	737	2,720	4,219	183,395
Total Services Revenues	$923,251	$2,052,817	$3,007,866	$6,063,465
Air Fitness	—	—	—	82,000
Total Product Revenues	$—	$—	$—	$82,000
Total Revenue	$923,251	$2,052,817	$3,007,866	$6,145,465

__________

(1)	Includes international sales for the nine months ended September 30, 2023 and 2022 of $0 and $172,781 related to TPT Asia.

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 5 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue for TPT SpeedConnect as of September 30, 2023 and December 31, 2022 are $146,351 and $75,556, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

TPT MedTech also offers various products.  One is to build and sell its mobile testing facilities called QuikLABs designed for mobile testing.  This is used by TPT MedTech for its own testing services.  Another is to build customized mobile gyms for exercising.  This is sold to third parties.  Another is medical equipment, one of which is a sanitizing unit called SANIQuik which is used as a safe and flexible way to sanitize providing an additional routine to hand washing and facial coverings.  The SANIQuik has not yet been approved for sale in the United States but has in some parts of the European community.  Revenues from these products are recognized when a product is delivered, the sales transaction considered closed and accepted by a customer.  When deposits are received for which a product has not been delivered, it is recognized as deferred revenue.  Deferred revenue as of September 30, 2023 and December 31, 2022 was $0 and $0, respectively. There are no financing terms or variable transaction prices for either of these products.

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue as of September 30, 2023 and December 31, 2022. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and using the if-converted method for preferred stock and convertible notes. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2023, the Company had shares that were potentially common stock equivalents as follows:

Convertible Promissory Notes	6,750,885,442
Series A Preferred Stock (1)	28,788,595,385
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	235,601,010
Series E Preferred Stock (3)	10,320,742,424
Stock Options and Warrants	129,116,666
46,227,529,620

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

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at September 30, 2023 consisted of cash equivalents, accounts receivable, accounts payable and debt. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of September 30, 2023 are the following:

Derivative Instrument	Fair Value
Convertible Promissory Notes	$4,093,369
Fair value of Warrants issued with the derivative instruments	110,419
$4,203,788

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
$68,025

There was nothing accounted for in the Statement of Operations for the nine months ended September 30, 2023.  On a proforma basis any adjustments would not be significant.

TPT Strategic Merger with Information Security and Training LLC and Subsequent Settlement Agreement

Dated as of June 29, 2022, for synergies and the opportunity at other revenue streams, TPT Strategic entered into a definitive agreement for the acquisition of the assets and  Information Security and Training LLC (“IST LLC” or “IST”) (www.istincs.com)  a  Construction and Information Technology Services company based in Huntsville Alabama with branch offices in Nashville TN, Birmingham Al, Jackson MS, Fort Campbell KY, New Orleans LA, and Joint Base Lewis-McChord.  The TPT Strategic and IST, LLC agreement, which closed October 20, 2022, for the acquisition is a stock transaction where the founder and sole interest holder, Everett Lanier received 500,000 Preferred Series B shares of TPT Strategic that will convert to a 10% ownership of TPT Strategic under certain conditions. The acquisition includes the assumption of all assets and certain liabilities.  Everett Lanier was to remain as the President and become a Board Member of TPT Strategic.

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

We incurred $3,093,608 and $11,352,944, respectively, in losses, and we used $442,135 and $263,313, respectively, in cash for operations for the nine months ended September 30, 2023 and 2022. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, research and development, derivative expense or gain, gain on extinguishment of debt and share-based compensation which totaled to a net $343,636 for 2023 and $7,704,624 for 2022.

In addition, we report increases and reductions in liabilities as uses of cash and decreases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.  For the nine months ended September 30, 2023, we had a net change in our assets and liabilities of $2,303,246 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and increase in prepaid expenses.  For the nine months ended September 30, 2022 we had a net increase to our assets and liabilities of $3,385,007 for similar reasons.

Cash flows from financing activities were $382,505 and $(175,057) for the nine months ended September 30, 2023 and 2022, respectively.  For the nine months ended September 30, 2023, these cash flows were generated from proceeds from convertible notes of $358,500 and other notes receivable - related parties of $139,931 offset by payment on convertible loans, advances and factoring agreements of $83,221 and $32,705 in cash used in discontinued operations. For the nine months ended September 30, 2022, cash flows were generated from proceeds from convertible notes, loans and advances of $1,256,187 offset by payment on convertible loans, advances and factoring agreements of $1,391,580 and payments on amounts payable – related parties of $39,664.

Cash flows used in investing activities were $0 and $16,297, respectively, for the nine months ended September 30, 2023 and 2022 primarily related to the acquisition of property and equipment for 2022 and discontinued operations for 2023.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of September 30, 2023 and December 31, 2022 are as follows:

	2023	2022
Property and equipment:
Land	$1,226,000	—
Office furniture and equipment	77,859	77,859
Total land, property and equipment	1,303,859	77,859
Accumulated depreciation	(77,859)	(75,404)
Property and equipment, net	$1,226,000	$2,455

Depreciation expense was $2,454 and $448,943 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of September 30, 2023 and December 31, 2022 are as follows:

	2023	2022
Loans and advances (1)	$470,092	$470,092
Convertible notes payable (2)	3,424,556	3,054,869
Factoring agreements (3)	532,467	577,177
Debt – third party	$4,427,115	$4,102,138

Line of credit, related party secured by assets (4)	$2,742,929	$2,742,929
Debt– other related party, net of discounts (5)	2,015,500	2,015,500
Convertible debt – related party (6)	553,100	553,100
Shareholder debt (7)	144,081	4,150
Debt – related party	$5,455,610	$5,315,679

Total financing arrangements	$9,882,725	$9,417,817

Less current portion:
Loans, advances and factoring agreements – third party	$(1,002,559)	$(902,809)
Convertible notes payable third party	(3,424,556)	(3,054,869)
Debt – related party, net of discount	(4,902,510)	(4,762,579)
Convertible notes payable– related party	(553,100)	(553,100)
	(9,882,725)	(9,273,357)
Total long term debt	$—	$144,460

__________

(1)

The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month LIBOR plus 2%, 7.44% as of September 30, 2022, and is secured by assets of the Company, was due August 31, 2020, as amended.

$360,000 is a bank loan dated May 28, 2019 which bears interest at Prime plus 6%, 14.0% as of September 30, 2023 and, as amended, is interest only through October 1, 2023 at which time the monthly payment of principal and interest of $40,000 is required until the due date of May 1, 2024. The bank loan is collateralized by assets of the Company.  This loan may be considered in default as the Company did not make its payment of principal and interest on October 1, 2023.  The Company is in discussions with the bank to restructure this bank loan.

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

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note is due June 11, 2020, pays interest at the rate of 12% (principal amount increases 200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. The EMA Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Prior to December 31, 2020, EMA converted $35,366 of principal into 147,700,000 shares of common stock of the Company. As such, the principal and accrued interest balances owning to EMA at September 30, 2023 is $503,771 and $507,487, respectively. 1,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 8.  See below regarding derivative securities in default.

On October 6, 2021, TPT Global Tech, Inc. and FirstFire Global Opportunities Fund, LLC. entered into a convertible promissory note totaling $1,087,000 and a securities purchase agreement (“FirstFire Note”). The FirstFire Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock.  There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.025 per share, adjusted to $.0075 during the three months ended March 31, 2022. The Holder was given registration rights. The FirstFire Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 225,000,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 55,000,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder. Through September 30, 2023, the Company has exercised its right to convert $558,660 of principal into 377,000,000 shares of common shares leaving a principal and accrued interest balance at September 30, 2023 of $800,090 in principal and $618,560 in accrued interest.  See below regarding derivative securities in default.

On October 13, 2021, TPT Global Tech, Inc. and Cavalry Investment Fund LP entered into a convertible promissory note totaling $271,250 and a securities purchase agreement (“Cavalry Investment Note”). The Cavalry Investment Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock.  There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.025 per share, adjusted to $.0075. The Holder was given registration rights. The Cavalry Investment Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 56,250,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants.  Warrants to purchase 13,750,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder.  Through September 30, 2023, the Company has exercised its right to convert $67,000 of principal into 55,833,334 shares of common stock leaving a principal and accrued interest balance at September 30, 2023 of $272,688 and $121,234, respectively.  See below regarding derivative securities in default.

On October 13, 2021, TPT Global Tech, Inc. and Cavalry Fund I, LP entered into a convertible promissory note totaling $815,250 and a securities purchase agreement (“Cavalry Fund I Note”). The Cavalry Fund I Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock.  There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.0075 per share. The Holder was given registration rights. The Cavalry Fund I Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 168,750,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 41,250,000 shares of common stock at $110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder. Through September 30, 2023, the Company exercised its right to convert $192,230 of principal and penalties into 168,750,000 shares of common stock leaving a principal and accrued interest balance at September 30, 2023 of $826,833 and $364,810, respectively.  See below regarding derivative securities in default.

On January 31, 2022, TPT Global Tech, Inc. and Blue Lake Partners, LLC entered into a convertible promissory note totaling $271,750 and a securities purchase agreement (“Blue Lake Note”). The Blue Lake Note is due twelve months from funding, has an original issue discount of 8% and interest rate at 10% per annum (default, as defined, at 16%). There is an optional conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal prepaid in whole or in part of the outstanding balances at 100% prior to maturity unless the Holder chose to convert their balances into common stock which they have three days to do so. 73,372,499 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants, expiring five years from issuance, were issued to exercise up to 9,058,333 warrants to purchase 9,058,333 common shares at $0.015, provided, however, that if the Company consummates an Uplist Offering on or before July 6, 2022 then the exercise price shall equal 110% of the offering price at which the Uplist Offering is made. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.  Through September 30, 2023, Blue Lake exercised its right to convert $360,447 of principal, interest and penalties into 48,059,600 of common shares leaving a balance of $8,165 in principal and $0 of accrued interest as of September 30, 2023.  See below regarding derivative securities in default.

On June 13, 2022, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a $200,760 promissory note agreement (1800 Diagonal Note”). The 1800 Diagonal Note has an original issue discount of 12%, or $21,510, and bears interest at 22%, and is convertible into shares of the Company’s common stock only under default, as defined.  10 payments of $22,485 beginning on July 30, 2022 are to be made each month totaling $224,851. At any time following default, as defined, conversion rights exist at a discount rate of 25% of the lowest trading price for the Company’s common stock during the previous 10 trading days prior to conversion. 194,676,363 common shares of the Company have been reserved with the transfer agent for possible conversion under a default. Through September 30, 2023, 1800 Diagonal exercised its right to convert $236,094 of principal and interest into 190,987,049 of common shares leaving a balance of $0 in principal and accrued interest as of September 30, 2023.  See below regarding derivative securities in default.

On February 8, 2023, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a $81,675 promissory note agreement (1800 Diagonal Note #2”). The 1800 Diagonal Note #2 has an original issue discount of 9%, or $7,425, and bears interest at 9%, 22% upon default, and is convertible into shares of the Company’s common stock only under default, as defined.  Total of $81,675 plus and accrued interest is due February 8, 2024. A penalty on the principal balance has been accrued of $40,838 because of defaults of covenants on other financing arrangements. At any time following default, as defined, conversion rights exist at a discount rate of 25% of the lowest trading price for the Company’s common stock during the previous 10 trading days prior to conversion. 150,000,000 common shares of the Company have been reserved with the transfer agent for possible conversion under a default. Through September 30, 2023, 1800 Diagonal Lending LLC has exercised its right to convert $17,000 in principal or interest into 25,000,000 common shares leaving a balance of $105,513 in principal and $17,827 in accrued interest as of September 30, 2023.  See below regarding derivative securities in default.

On February 9, 2023, TPT Global Tech, Inc. and FirstFire Global Opportunities Fund, LLC (“First Fire”) entered into a $330,000 promissory note agreement (Firstfire Note #2”). The FirstFire Note #2 has an original issue discount of 9%, or $30,000, and bears interest at 10%, 20% upon default, and is convertible into shares of the Company’s common stock only under default, as defined.  $33,000 of interest is considered earned at the issue date.  Total of $330,000 plus accrued interest is due February 8, 2024. A penalty on the principal balance has been accrued of $165,000 because of defaults of covenants on other financing arrangements. Conversion rights exist that at any time after issuance, the FirstFire Note #2 can be exchanged for shares of common stock at $.0012 per share. 350,000,000 common shares of the Company’s common stock have been reserved with the transfer agent for possible conversion. Through September 30, 2023, First Fire has exercised its right to convert $96,000 of principal or interest into 80,000,000 of common shares leaving a balance of $495,000 in principal and $74,250 in accrued interest as of September 30, 2023.

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

(3) On April 1, 2022, the Company entered into a Future Receivable Sale and Purchase Agreement (“Mr. Advance Agreement”) with Mr. Advance LLC (”Mr. Advance”). The balance to be purchased and sold is $411,000 for which the Company received $270,715, net of fees. Under the Mr. Advance Agreement, the Company is to pay $8,935 per week for 46 weeks at an effective interest rate of approximately 36% annually.   The Company is in default with this Agreement for non-payment and is working to restructure its terms. The balance outstanding as of September 30, 2023 is $214,484, net of discounts and payments made.

On April 1, 2022, the Company entered into a Future Receipts Sale and Purchase Agreement (“CLOUDFUND Agreement”) with CLOUDFUND LLC (”CLOUDFUND”). The balance to be purchased and sold is $411,000 for which the Company received $272,954, net of fees. Under the CLOUDFUND Agreement, the Company is to pay $8,935 per week for 46 weeks at an effective interest rate of approximately 36% annually.  The Company is in default with this Agreement for non-payment and is working to restructure its terms.  The balance outstanding as of September 30, 2023 is $244,670, net of discounts.

On April 27, 2022, the Company entered into a Future Receivables Sale and Purchase Agreement (“Fox Capital Agreement”) with Fox Capital Group, Inc. (”Fox Capital”). The balance to be purchased and sold is $138,000 for which the Company received $90,000, net of fees. Under the Fox Capital Agreement, the Company is to pay $4,313 per week for 32 weeks at an effective interest rate of approximately 36% annually.  The Company is in default with this Agreement for non-payment and is working to restructure its terms.  The balance outstanding as of September 30, 2023 is $73,313, net of discounts.

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 7.44% as of September 30, 2023, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved internally to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling $85,120 which expired as of December 31, 2019 (see Note 8) and was due, as amended, August 31, 2020.  $300,461 of the principal balance was exchanged for 60,092 shares of Series E Preferred Stock in April 2022.  See Note 8.  The Company is in negotiations to refinance this Line of Credit.

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

The derivative liability as of September 30, 2023, in the amount of $4,203,788 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2023.

Debt Derivative Liabilities
Balance, December 31, 2021	$4,042,910
Change in derivative liabilities from new notes payable	622,518
Change in derivative liabilities from conversion of notes payable	(493,101)
Change in fair value of derivative liabilities at end of period – derivative expense	650,071
Balance, December 31, 2022	$4,822,398
Change in derivative liabilities from new notes payable	477,414
Change in derivative liabilities from conversion of notes payable	(728,143)
Change in fair value of derivative liabilities at end of period – derivative expense (gain)	(367,881)
Balance, September 30, 2023	$4,203,788

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

As of September 30, 2023, the Company marked to market the fair value of the debt derivatives and determined a fair value of $42,037,882 ($4,093,369 from the convertible notes and $110,419 from warrants) in Note 5 (2) above. The Company recorded an expense from change in fair value of debt derivatives of $367,881 for the nine months ended September 30, 2023. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 133.5% to 191.5%, (3) weighted average risk-free interest rate of 4.80% to 5.50% (4) expected life of 0.50 to 3.58 years, and (5) the quoted market price of $0.001 for the Company’s common stock.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of September 30, 2023, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.

All Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Series A Convertible Preferred Stock

The Company designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock. In February 2015, the Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock to Stephen Thomas, Chairman, CEO and President of the Company, valued at $3,117,000 for compensation expense. These shares are outstanding as of September 30, 2023.

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

As of September 30, 2023, by amendment, holders of the Series A Preferred Stock shall, collectively have the right to convert all of their Series A Preferred Stock when conversion is elected into that number of shares of Common Stock of the Company, as amended and restated July 5, 2022 by the Board of Directors and a majority of the outstanding voting shares of the Company, determined by the following formula: 60% of the common shares computed to include all projected conversions of all convertible debt and any other classes of Preferred Stock as if the conversions had taken place at the stated conversion price per share (i.e. for the avoidance of doubt – “fully diluted” as if such conversion had occurred prior to the Series A conversion.) The Company determined that due to the significance of the amendment, it should be accounted for as an extinguishment and fair valued the amended Series A Preferred Stock at $42,983,742, creating a deemed dividend of $39,866,742. The valuation of the amended Series A Preferred Stock was done by a qualified independent third party.

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

There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2023.

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

There are no shares of Series C Convertible Preferred Stock outstanding as of September 30, 2023.  There are approximately $553,100 in convertible notes payable convertible into Series C Convertible Preferred Stock which compromise some of the common stock equivalents calculated in Note 1.

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

As of September 30, 2023, there are 46,649 Series D Preferred shares outstanding.

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

As of September 30, 2023, there are 2,243,507 Series E Preferred shares outstanding.  2,043,507 were a result of exchanges of accounts payable, financing arrangements and lease agreements in 2022.  200,000 were as a result of the acquisition of land in 2023. The 200,000 Series E Preferred shares were given a fair value by a third-party valuation of $6.13 per share, for which they were recorded as of September 30, 2023.  In the prior year, the valuation of the Series E Shares was $6.53.  In this case, the difference between the amount of accounts payable, financing arrangements and lease agreement balances of $10,987,307 or $2,356,794 was recorded as a loss on debt extinguishment for 2022.

The Series E Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Common Stock

As of September 30, 2023, we had authorized 4,500,000,000 shares of Common Stock, of which 1,882,579,354 common shares are issued and outstanding.

Common Stock Issued for Conversion of Debt

During the year ended December 31, 2022, the Company issued 333,871,496 common shares valued at $1,439,894 for $1,076,782 of principal, interest, penalties and fees and recorded a loss on extinguishment of $363,112.  During the nine months ended September 30, 2023, the Company issued 571,848,487 common shares valued at $917,088 for $655,324 of principal, interest, penalties and fees and recorded a gain on extinguishment of $466,380. In addition, $728,143 of derivative liabilities were eliminated with these conversions.

Common Stock Issued for Services

On August 6, 2023, the Board granted 1,000,000 shares of common stock of the Company to a consultant for his consulting services rendered to the Company. The shares are to be considered fully vested upon grant and represent partial payment for past services rendered.  These shares were recorded to expense at $1,100 for the nine months ended September 30, 2023.

On September 8, 2023, the Board of Directors granted 52,830,333 shares of common stock to Edward Cabrera, Eduardo Cabrera and Mawe Capital Management, LLC for a $75,000 fee in relation to raising capital. The shares are to be considered fully vested upon grant. The share numbers have been calculated based on the average 5-day price per share of TPTW common stock of $0.00144 to get 52,830,333 shares. The common shares will have piggyback rights and shall be registered in any filed registration form. If the average closing price during the five prior to Friday, September 30, 2023 is more than 50% of the five days prior to the signing of this agreement, then the cash difference from the $75,000 may be applied to reduce any Network 1 advisory fee (if there are any) for the NASDAQ listing process.  These shares were recorded as expense at $85,628 for the nine months ended September 30, 2023.

Subscription Payable

As of September 30, 2023, the Company has recorded $40,435 in stock subscription payable, which equates to the fair value on the date of commitment, of the Company’s commitment to issue the following common shares:

Unissued shares for TPT consulting agreements	3,000,000
Shares receivable under terminated acquisition agreement	(3,096,181)
Net commitment	(96,181)

During the year ended December 31, 2021, the Company agreed to a consulting agreement with one of its newest directors, John Wharton, which Agreement was for the issuance of 3,000,000 shares of common stock to vest over two years starting July 30, 2021. These shares were valued at $42,600 and are being expenses at $1,775 per month. As of September 30, 2023, 3,000,000 common shares have vested and $42,600 expensed.

Effective November 1, 2017, the Company entered into an agreement to acquire Hollywood Rivera, LLC and HRS Mobile LLC (“HRS”). In March 2018, the HRS acquisition was rescinded and 3,096,181 shares of common stock which were issued as consideration are being returned by the recipients. As such, as of September 30, 2023 and 2022 the shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

Warrants Issued with Convertible Promissory Notes

As of September 30, 2023, there were 129,116,666 warrants outstanding that expire in five years or in the years ended December 31, 2024 -2027.  As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 1,000,000 warrants to purchase 1,000,000 common shares of the Company at 70% of the current market price.  Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice.  However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

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

The warrants issued under these convertible promissory notes were considered derivative liabilities valued at $110,419 of the total $4,203,788 derivative liabilities as of December 31, 2022. See Note 5.

Common Stock Reservations

The Company has reserved internally 1,000,000 shares of Common Stock of the Company for the purpose of raising funds to be used to pay off debt described in Note 5.

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employees and consultants as consideration for services rendered and that will be rendered to the Company.

Agreement to Convert Debt

On July 31, 2023, the Company and Michael Murphy, shareholder and debt holder, entered into a Conversion Shares Purchase Agreement by which Mr. Murphy has agreed to an automatic conversion of his outstanding principal debt, as well as related accrued interest if elected by Mr. Murphy, into shares of the Company’s Series E Preferred Stock or an equity stock that subsequent to the agreement the Company may have issued to any party that has favorable terms to the Series E Preferred Stock, upon the Company’s intended uplist to a major exchange in conjunction with its capital raise through the capital markets.  This principal amount is $2,397,329 as of September 30, 2023.

Non-Controlling Interests

QuikLAB Mobile Laboratories

In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC.  QuikLAB 4, LLC was subsequently dissolved.  It was the intent to use these entities as vehicles into which third parties would invest and participate in owning QuikLAB Mobile Laboratories.  As of September 30, 2023, Quiklab 1 LLC, QuikLAB 2, LLC and QuikLAB 3, LLC have received an investment of $470,000, of which Stephen Thomas and Rick Eberhardt, CEO and COO of the Company, have invested $100,000 in QuikLAB 2, LLC.  During the year ended December 31, 2021, one investor entered into an agreement at their request, to have their investment returned.  $10,000 of this investment was returned with the remaining $60,000 being reclassified to accounts payable in the balance sheet as of September 30, 2023.

The third party investors and Mr. Thomas and Mr. Eberhart, will benefit from owning 20% of QuikLAB Mobile Laboratories specific to their investments.  The Company owns the other 80% ownership in the QuickLAB Mobile Laboratories.  The net loss attributed to the non-controlling interests from the QuikLAB Mobile Laboratories included in the statement of operations for the nine months ended September 30, 2023 and 2022 and is $12 and $13,925, respectively.

Other Non-Controlling Interests

TPT Strategic, Air Fitness and TPT Asia are other non-controlling interests in which the Company owns 0%, 75%, and 78%, respectively.  There is little activity in any of these entities.  The net loss attributed to these non-controlling interests included in the statement of operations for the nine months ended September 30, 2023 and 2022 is $9,376 and $5,380, respectively.

As a result of the Agreement and Plan of Merger among TPT SpeedConnect and Asberry 22 Holdings, net income of 14% or $47,015 was accounting for as a noncontrolling interest in the statement of operations for the nine months ended September 30, 2023.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2023	2022
Related parties (1)	$1,186,459	$831,502
General operating	5,511,334	5,395,422
Accrued interest on debt (2)	2,732,093	2,095,955
Credit card balances	152,217	167,517
Accrued payroll and other expenses	1,574,182	951,022
Taxes and fees payable	642,640	642,640
Total	$11,798,925	$10,084,058

 _______________

(1)	Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.
(2)	Portion relating to related parties is $990,494 and $842,340 September 30, 2023 and December 31, 2022, respectively.

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

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our estimated incremental borrowing rate as the discount rate. Our weighted average discount rate is 10.0% and the weighted average lease term of 2.35 years.

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

As of September 30, 2023 and December 31, 2022, operating lease right-of-use assets arising from operating leases were $0 and $0, respectively. During the nine months ended September 30, 2023, cash paid for amounts included for the measurement of lease liabilities was $327,574 and the Company recorded lease expense in the amount of $617,916 in cost of sales.

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

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of September 30, 2023.

2023	$6,974,583
2024	797,193
2025	497,261
2026	147,486
2027	7,032
Thereafter	66,000
Total operating lease liabilities	8,489,555
Amount representing interest	(348,254)
8,141,301

Office lease used by CEO

The Company entered into a lease of 12 months or less for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The Company has paid $15,000 and $15,000 in rent and utility payments for this space for the nine months ended September 30, 2023 and 2022, respectively.

Financing lease obligations

Future minimum lease payments are as follows:

2022	$731,830
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total financing lease liabilities	731,830
Amount representing interest	—
Total future payments (1)	$731,830

 ____________________

(1)	Included is a Telecom Equipment Lease is with an entity owned and controlled by shareholders of the Company and was due August 31, 2020, as amended.

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

Litigation

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019.   More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months.  EMA has claimed in excess of $7,614,967 in relief.  The Company has filed a motion in response for which EMA has filed a motion to dismiss.   The Company does not believe at this time that any negative outcome would result in more than the $1,011,258 it has recorded on its balance sheet as of September 30, 2023.

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc.  The claim derives from an outstanding debt by incurred by Copperhead Digital.  The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid.  The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030 plus interest, costs and attorney fees.  The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of September 30, 2023 for this subsidiary payable.

We have been named in a lawsuit by a collection law firm on behalf of American Tower and related entities, against TPT Global Tech, Inc.  The claim derives from an outstanding debt or unpaid tower lease payments. The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal or negotiation of the claims which amounts to $2,891,886, including payment due for all future tower payments not yet incurred under various tower lease agreements.  The Company has accounted for approximately $2,938,347 in payables and operating lease liabilities on its consolidated balance sheet as of September 30, 2023 for this liability. Management does not believe any negative outcome to this lawsuit would amount to more than this.

In total, lawsuits are being threatened or have been put forth by vendors in relation to tower lease payments in accordance with tower lease agreements that were entered into.  The claims are currently being investigated or negotiated and the amount in controversy being claimed is approximately $3,827,169, which the Company has accounted for $4,533,770 in its consolidated balance sheet as of September 30, 2023.

We have been named in lawsuits by three merchant debt companies, Mr. Advance, CLOUDFUND and Fox Capital versus TPT SpeedConnect and TPT for non-payment under the debt agreements for which the companies received judgements in the case of Mr. Advance and CLOUDFUND or a filed lawsuit in case of Fox Capital against the TPT SpeedConnect and TPT.  The judgements and filed lawsuit in case of Fox Capital totaled $595,105, including legal and other fees for which the Company had $619,531 recorded in Debt Financing Agreements of which $87,065 was remitted to Mr. Advance during the nine months ended September 30, 2023 leaving an accrued balance of $532,466 as of September 30, 2023.  We are in negotiations with these companies to restructure payment and work out acceptable terms.  Management believes it will not have to pay more than what it has recorded in accounts payable.

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

Customer Contingencies

The Company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of these amounts. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of September 30, 2023 and December 31, 2022.

Stock Contingencies

The Company has convertible debt, preferred stock, options and warrants outstanding for which common shares would be required to be issued upon exercise by the holders.  As of September 30, 2023, the following shares would be issued:

Convertible Promissory Notes	6,750,885,442
Series A Preferred Stock (1)	28,788,595,385
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	235,601,010
Series E Preferred Stock (3)	10,320,742,424
Stock Options and Warrants	129,116,666
46,227,529,620

___________

(1)

Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of the then outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 4,500,000,000 shares were authorized as of September 30, 2023.

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

NOTE 9 – RELATED PARTY ACTIVITY

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $1,186,459 and $831,502, respectively, as of September 30, 2023, and December 31, 2022 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 8.

Leases

See Note 8 for office lease used by CEO.

Note Payable and Commitments

On March 25, 2022, the Company entered into a Software Development agreement with Mr. and Mrs. Caudle for which a new note payable was created and employment agreements for Mrs. Caudle and her daughter were modified. See Notes 5 and 8.

Amounts Receivable – Related Party

As of September 30, 2023 and December 31, 2022, there are amounts due from management/shareholders of $0 and $265,273, respectively, included in amounts receivable – related party, receivable from Mark Rowen of Blue Collar.

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

The following tables present summary information by segment for the three months ended September 30, 2023 and 2022, respectively:

2023
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLabs	Corporate and other	Total
Revenue	$800,617	79,063	—	43,571	$923,251
Cost of revenue	$(698,781)	(3,642)	—	(37,090)	$(739,513)
Net income (loss)	$(372,794)	(72,359)	(20)	(187,625)	$(257,548)
Depreciation and amortization	$—	—	—
Derivative gain (expense)	$—	—	—	(1,015,764)	$1,015,764
Gain (loss) on debt extinguishment	$—	—	—	133,850	133,850
Interest expense	$—	(2,592)	—	(410,143)	$(412,735)
Total assets	$23,968	89,486	3,816	1,241,550	$1,358,820

2022
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$1,357,611	692,486	(560)	2,720	$2,052,817
Cost of revenue	$(1,303,856)	(305,301)	—	(82,382)	$(1,691,539)
Net income (loss)	$(486,747)	82,809	(123,798)	(717,284)	$(1,245,019)
Deemed dividend related to modification of Series A Preferred Stock	$—	—	—	(39,866,742)	$(39,866,742)
Depreciation and amortization	$(133,391)	(1,705)	(14,931)	(164,483)	$(314,511)
Derivative gain	$—	—	—	102,903	$102,903
Gain on debt extinguishment	$—	—	—	397,008	$301,224
Interest expense	$(98,159)	(36,926)	—	(291,181)	$(426,265)
Total assets	$5,234,872	1,787,540	2,942	1,521,797	$8,547,151

The following tables present summary information by segment for the nine  months ended September 30, 2023 and 2022, respectively:

2023
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$2,717,230	243,592	—	47,044	$3,007,866
Cost of sales	$(1,640,456)	(82,281)	—	(60,606)	$(1,783,343)
Net income (loss)	$335,823	(334,081)	(1,625)	(3,093,725)	$(3,093,608)
Depreciation and amortization	$—	—	—	(2,454)	$(2,454)
Derivative gain	$—	—	—	367,881	$367,881
Gain on debt extinguishment	$—	—	—	466,380	$466,380
Interest expense	$(42,355)	(9,920)	—	(1,288,137)	$(1,340,412)
Total assets	$23,968	89,486	3,816	1,241,550	$1,358,820

2022
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$4,403,345	1,386,970	89,755	265,395	$6,145,465
Cost of sales	$(3,470,536)	(758,462)	—	(264,930)	$(4,493,929)
Net loss	$(909,938)	(24,354)	(213,720)	(10,204,935)	$(11,352,944)
Deemed dividend related to modification of Series A Preferred Stock	$—	—	—	(39,866,742)	$(39,866,742)
Depreciation and amortization	$(397,187)	(5,683)	(44,793)	(493,450)	$(956,045)
Derivative gain	$—	—	—	491,301	$491,301
Loss on debt extinguishment	$—	—	—	(1,970,030)	$(2,065,814)
Interest expense	$(476,840)	(42,466)	—	(4,186,243)	$(4,705,548)
Total assets	$5,234,872	1,787,540	9,585	1,521,797	$8,547,151

NOTE 11 – DISCONTINUED OPERATIONS

On September 11, 2023, Everett Lanier and the Company agreed to a Settlement Agreement and Mutual Release (“Settlement Agreement”).  The Settlement Agreement compromises, settles, and otherwise resolves all claims, compensation claims, benefit claims, or allowances, ownership of TPT Strategic Series B Preferred Stock, and all other potential claims between the Company or its officers, directors, shareholders, or representatives and Mr. Lanier arising from or relating to Second Parties’ activities during the period from approximately the acquisition date of IST to September 11, 2023.  The Company and Mr. Lanier reached a settlement of certain matters, any payables to or from the Company from or to outside parties of TPT Strategic which would be a claim, and certain stock ownership of TPT Strategic under the terms of the Settlement Agreement.

Revenue and income (net loss) contributed by IST for the three months and nine months ended September 30, 2023 were $288,795 and $107,639 and $1,090,047 and $(557), respectively.   As a result of the Settlement Agreement, revenues and expenses are disclosed net in the statement of operations as net loss from discontinued operations of $557.  The Company also calculated the effects of the Settlement Agreement on recorded numbers and have recorded $126,101 in gains from disposal of discontinued operations for the nine months ended September 30, 2023.

Included in the calculation of net liabilities of discontinued operations and recorded as gain from disposal of discontinued operations for IST for the nine months ended September 30, 2023 are the following:

Assets of IST	$633,095
Liabilities of IST	759,196
Net liabilities of IST recognized as gain on disposal of discontinued operations	$126,101

Asset and liabilities included in net liabilities of discontinued operations at December 31, 2022 are the following:

Assets of IST	$616,263
Liabilities of IST	$717,414

Net cash flows for the nine months ended September 30, 2023, for discontinued operations is the following.

Net loss	$(557)
Depreciation	91
Change in current assets and liabilities:
Accounts receivable	(23,362)
Prepaid expenses and other	(27,519)
Accounts payable	55,381
Net cash flows from operating activities of discontinued operations	4,034

Net cash used in financing activities of discontinued operations
Proceeds from notes receivable	8,455
Proceeds from bank overdraft	7,367
Advances on notes receivable – related party	(31,722)
Payments on notes payable	(16,805)
Net cash used for financing activities of discontinued operations	(32,705)
Net change in cash of discontinued operations:	(28,671)
Beginning cash balance	28,671
Ending cash balance	0

NOTE 12 – SUBSEQUENT EVENTS

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

GeoKall

On October 31, 2023, the Company entered into an Acquisition and Purchase Agreement with Geokall UK Ltd. (“Geokall”), a UK Limited Company, and its owners (“Sellers”) (altogether, the “Parties”) for all of the assets, liabilities, intellectual property, and technology of Geokall in exchange for 200,000 shares of TPT Series E Convertible Preferred Stock with a stated price of $5.00 per share. In addition, TPT agrees that upon a successful fund-raising event, TPT will provide Geokall with working capital in the amount up to $500,000. An audit based on SEC Standards of Geokall UK Ltd financial statements, including footnotes, must be obtained and the Parties agree that the purchase price may be subject to change based on the results of the audit. The closing may occur prior to the audit being completed if Parties agree.

Common Stock Issuances

Subsequent to September 30, 2023, FirstFire and 1800 Diagonal exercised their rights to convert $151,530 of principal amounts into 271,833,333 of shares of common stock.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2023, we had an accumulated deficit totaling $109,549,957. This raises substantial doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

During the three months ended September 30, 2023, we recognized total revenues of $923,251 compared to the prior period of $2,052,817. The decrease is largely attributable to the decrease in internet customers from attrition and the discontinuance of unprofitable operating locations, and from the decrease in Blue Collar’s revenue from the writers and actor’s strike.

Gross profit for the three months ended September 30, 2023 was $183,738 compared to $361,278 for the prior period. The decrease is largely attributable to decreases in revenue. Gross profit (loss) percentage is 20% in the current period is comparable to the 18% in the prior period. There is no amortization in the current period from operating lease assets because of prior year write offs.

During the three months ended September 30, 2023, we incurred $1,418,430 in operating expenses compared to $1,626,737 for the prior period. The decrease was in large part attributable to no depreciation and amortization in the current period as a result of impairments taken at the end of 2022.  There were also decreases in payroll and professional fees from Blue Collar’s decreased activity from the writers and actor’s strike and fewer employees for TPT SpeedConnect offset by a provision for bad debt on TPT SpeedConnect receivables provided of approximately $370,000.

Derivative gains of $1,015,764 and $102,903 result from the accounting for derivative financial instruments during the three months ended September 30, 2023 and 2022, respectively.

The gain on debt extinguishment of $133,850 for the current period and $397,008 from the prior period results from the conversion of convertible debt to common stock and exchanges in the prior year of accounts payable, financing arrangements and lease agreement balances for Series E Preferred Stock.

Interest expense decreased for the three months ended September 30, 2023 compared to the prior period by $13,530. The two periods are comparable.

IST has been disclosed as discontinued operations.  The $126,101 and $107,639 represent the gain on disposal of discontinued operations and the net gain from the discontinued operations for the quarter ended September 30, 2023 of IST.

During the three months ended September 30, 2023, we recognized a net loss of $491,288 from continuing operations versus $1,245,019 for the prior period. The difference mainly is activity in the prior period related to depreciation and amortization and decreases in margin and operating expenses explained above.

For the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

During the nine months ended September 30, 2023, we recognized total revenues of $3,007,866 compared to the prior period of $6,145,465. The decrease is largely attributable to the decrease in internet customers from attrition and the discontinuance of unprofitable operating locations, and from the decrease in Blue Collar’s revenue for the writers and actor’s strike.

Gross profit for the nine months ended September 30, 2023 was $1,224,523 compared to $1,651,536 for the prior period. The decrease is largely attributable to decreases in revenues for TPT SpeedConnect, TPT MedTech and Air Fitness. Gross profit percentage for the current period is 41% versus 27% for the prior period. There is no amortization in the current period from operating lease assets because of prior period write offs which helps improve margin percentage.

During the nine months ended September 30, 2023, we recognized $4,318,017 in operating expenses compared to $6,767,816 for the prior period. The decrease was in large part attributable to the research and development expense of $1,750,000 in the prior period from the acquisition of a software developed by a third party and decreases in depreciation and amortization resulting from impairments taken in the prior period offset by a provision for bad debt on TPT SpeedConnect receivables provided of approximately $370,000.

Derivative gains of $367,881 and $491,301 result from the accounting for derivative financial instruments during the nine months ended September 30, 2023 and 2022, respectively.

The gain of $466,380 for the period ended September 30, 2023 and the loss on debt extinguishment of $1,970,030 for the prior period ended September 30, 2022 result from the exchange of accounts payable, financing arrangements and lease agreement balances for Series E Preferred Stock.

Interest expense decreased for the nine months ended September 30, 2023 compared to the prior period by $3,365,136. The decrease comes largely from the amortization of debt discounts and default provisions on the Company’s derivative securities in the prior period.

IST has been disclosed as discontinued operations. The $126,101 and $(557) represent the gain on disposition of IST and the loss for the nine months ended September 30, 2023 from those operations.

During the nine months ended September 30, 2023, we incurred a net loss of $3,219,152 from continuing operations compared to $11,352,944 for the prior period. The difference was largely from the loss on extinguishment of accounts payable, financing arrangements and lease agreement balances, interest expense from amortization of debt discounts and default accounting for derivative securities and depreciation and amortization in the prior year versus the current period.

LIQUIDITY AND CAPITAL RESOURCES

We incurred $3,093,608 and $11,352,944, respectively, in losses, and we used $442,135 and $263,313, respectively, in cash for operations for the nine months ended September 30, 2023 and 2022. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, research and development, derivative expense or gain, gain on extinguishment of debt and share-based compensation which totaled to a net $343,636 for 2023 and $7,704,624 for 2022.

In addition, we report increases and reductions in liabilities as uses of cash and decreases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.  For the nine months ended September 30, 2023, we had a net change in our assets and liabilities of $2,303,246 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and increase in prepaid expenses.  For the nine months ended September 30, 2022 we had a net increase to our assets and liabilities of $3,385007 for similar reasons.

Cash flows from financing activities were $382,505 and $(175,057) for the nine months ended September 30, 2023 and 2022, respectively.  For the nine months ended September 30, 2023, these cash flows were generated from proceeds from convertible notes of $358,500 and other notes receivable - related parties of $139,931 offset by payment on convertible loans, advances and factoring agreements of $32,705 in cash used in discontinued operations.  For the nine months ended September 30, 2022, cash flows were generated from proceeds from convertible notes, loans and advances of $1,256,187 offset by payment on convertible loans, advances and factoring agreements of $1,391,580 and payments on amounts payable – related parties of $39,664.

Cash flows used in investing activities were $0 and $16,297, respectively, for the nine months ended September 30, 2023 and 2022 primarily related to the acquisition of property and equipment for 2022 and discontinued operations for 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019.   More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months.  EMA has claimed in excess of $7,614,967 in relief.  The Company has filed a motion in response for which EMA has filed a motion to dismiss.   The Company does not believe at this time that any negative outcome would result in more than the $1,011,258 it has recorded on its balance sheet as of September 30, 2023.

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc.  The claim derives from an outstanding debt by incurred by Copperhead Digital.  The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid.  The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030 plus interest, costs and attorney fees.  The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of September 30, 2023 for this subsidiary payable.

We have been named in a lawsuit by a collection law firm on behalf of American Tower and related entities, against TPT Global Tech, Inc.  The claim derives from an outstanding debt or unpaid tower lease payments. The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal or negotiation of the claims which amounts to $2,891,886, including payment due for all future tower payments not yet incurred under various tower lease agreements.  The Company has accounted for approximately $2,938,347, in payables and operating lease liabilities on its consolidated balance sheet as of September 30, 2023 for this liability. Management does not believe any negative outcome to this lawsuit would amount to more than this.

In total, lawsuits are being threatened or have been put forth by vendors in relation to tower lease payments in accordance with tower lease agreements that were entered into.  The claims are currently being investigated or negotiated and the amount in controversy being claimed is approximately $3,827,169, which the Company has accounted for $4,533,770 in its consolidated balance sheet as of September 30, 2023.

We have been named in lawsuits by three merchant debt companies, Mr. Advance, CLOUDFUND and Fox Capital versus TPT SpeedConnect and TPT for non-payment under the debt agreements for which the companies received judgements in the case of Mr. Advance and CLOUDFUND or a filed lawsuit in case of Fox Capital against the TPT SpeedConnect and TPT.  The judgements and filed lawsuit in case of Fox Capital totaled $595,105, including legal and other fees for which the Company had $619,531 recorded in Debt Financing Agreements of which $87,065 was remitted to Mr. Advance during the nine months ended September 30, 2023 leaving an accrued balance of $532,466 as of September 30, 2023.  We are in negotiations with these companies to restructure payment and work out acceptable terms.  Management believes it will not have to pay more than what it has recorded in accounts payable.

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

2023 Conversions
	Date	Principal	Accrued Int & Fees	Share Amounts	Price Per Share
FirstFire	2/14/2023	60,000	—	50,000,000	0.0012
	2/27/2023	78,000	—	65,000,000	0.0012
	3/14/2023	78,000	—	65,000,000	0.0012
	7/24/23	96,000	—	80000000	0.0012
	11/8/2023	102,000	—	85,000,000	0.0012
		414,000	—	345,000,000

Cavalry Investment	1/30/2023	22,000		18,333,334	0.0012
	2/17/2023	27,000	—	22,500,000	0.0012
		49,000	—	40,833,334

Cavalry Fund I	1/30/2023	44,000		36,666,667	0.0012
	2/17/2023	54,000	—	45,000,000	0.0012
	3/8/2023	33,230	—	36,922,043	0.0009
		131,230	—	118,588,710

1800 Diagonal	1/4/2023	35,000		31,818,182	0.0011
	1/6/2023	40,000	—	36,363,636	0.0011
	1/17/2023	50,000	—	41,666,667	0.0012
	1/20/2023	21,094	—	17,577,958	0.0012
	8/10/23	17,000	—	25,000,000	0.0007
	10/31/23	14,000	—	93,333,333	0.00015
	11/7/23	35,530	—	93,500,000	0.00038
		212,624	—	339,259,776

Total Conversions 2023		806,854	—	843,681,820

2022 Conversions
	Date	Principal	Accrued Int & Fees	Share Amounts	Price Per Share
FirstFire	9/15/2022	59,160	—	17,000,000	0.0035
	10/19/2022	61,875	—	50,000,000	0.0012
	12/14/2022	125,625	—	50,000,000	0.0025
		246,660	—	117,000,000

Talos	9/1/2022	271,750	28,925	40,090,000	0.0075
		271,750	28,925	40,090,000

Blue Lake	9/8/2022	263,585	96,863	48,059,600	0.0075
		263,585	96,863	48,059,600

Cavalry Investment	11/15/2022	18,000	—	15,000,000	0.0012
		18,000	—	15,000,000

Cavalry Fund I	10/25/2022	—	25,000	20,161,290	0.0012
	11/15/2022	36,000	—	30,000,000	0.0012
		36,000	—	50,161,290

1800 Diagonal	11/17/2022	25,000	—	20,833,333	0.0012
	12/22/2022	40,000	—	20,000,000	0.0020
	12/30/2022	25,000	—	22,727,273	0.0011
		90,000	—	63,560,606

Total Conversions 2022		925,995	147,288	333,871,496

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

TPT GLOBAL TECH, INC.
(Registrant)

Dated: December 15, 2023	By:	/s/ Stephen J. Thomas, III
Stephen J. Thomas, III
(Chief Executive Officer, Principal Executive Officer)

Dated: December 15, 2023	By:	/s/ Gary L. Cook
Gary L. Cook
(Chief Financial Officer, Principal Accounting Officer)

