Form 10-Q/A
period 2023-09-30
TPT GLOBAL TECH, INC.
filed 2024-04-22
CIK 1661039

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

Explanatory Note

Restatement of Unaudited Condensed Consolidated Financial Statements

The Company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to restate the following items of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, which was originally filed with the Securities and Exchange Commission on December 15, 2023 (the “Original Form 10-Q”):

●	Item 1 of Part I “Financial Information”

●	Item 2 of Part I “Financial Information”

The Company has also updated the signature page, the certifications of its Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2, and its financial statements formatted in Extensible Business Reporting Language (XBRL). No other sections were affected, but for the convenience of the reader, the report on Form 10-Q/A restates in its entirety, as amended, the Company’s Original Form 10-Q.

The impact of this restatement on the Company's third quarter 2023 unaudited condensed consolidated financial statements was a $1,226,000 decrease in Total Assets and $1,226,000 decrease in Mezzanine Equity on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows as of September 30, 2023.  There is no effect on the Condensed Consolidated Statement of Operations, or Condensed Consolidated Statement of Stockholders Deficit for the three and nine months ended September 30, 2023.

The Company entered into an agreement to acquire land per the Real estate Land Purchase and JV Real estate Development Partnership Agreement dated July 14, 2023.  It was management’s understanding the due diligence was completed and that the Company could record the acquisition on its books and records as of this date.   Subsequently, the Company learned of an undisclosed mortgage on the subject land that would have impaired the land and also discovered the inability to use as consideration its Series E Preferred Stock.  Both parties on April 12, 2024 agreed to cancel the transaction.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30	December 31,
	2023	2022
	(Unaudited)
	(As Restated)
CURRENT ASSETS
Cash and cash equivalents	$—	$59,630
Accounts receivable, net	61,055	5,808
Accounts receivable – related party	—	265,273
Prepaid expenses and other current assets	18,570	20,813
Assets held for sale	—	616,263
Total current assets	79,625	967,787
NON-CURRENT ASSETS
Property and equipment, net	—	2,455
Deposits and other assets	53,195	60,998
Total non-current assets	53,195	63,453

TOTAL ASSETS	$132,820	$1,031,240

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,798,925	$10,084,058
Deferred revenue	146,351	75,556
Customer liability	338,725	338,725
Current portion of loans, advances and factoring agreements	1,002,559	902,809
Convertible notes payable, net of discounts	3,424,556	3,054,869
Notes payable - related parties, net of discounts	4,902,510	4,762,579
Convertible notes payable – related parties, net of discounts	553,100	553,100
Derivative liabilities	4,203,788	4,822,398
Current portion of operating lease liabilities	7,353,988	5,897,274
Financing lease liabilities – related party	731,830	710,776
Liabilities held for sale	—	717,414
Total current liabilities	34,456,332	31,919,558

NON-CURRENT LIABILITIES
Loans, advances and factoring agreements, net of current portion and discounts	—	144,460
Operating lease liabilities, net of current portion	787,313	1,932,599
Total non-current liabilities	787,313	2,077,059
Total liabilities	35,243,645	33,996,617

Commitments and contingencies	—	—

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

	September 30,	December 31,
	2023	2022
	(Unaudited)

MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	42,983,742	42,983,742
Convertible Preferred Series B – 3,000,000 shares designated, 2,588,693 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1,677,473	1,677,473
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Convertible Preferred Series D, 10,000,000 designated – 46,649 shares issued and outstanding as of September 30, 2023 and December 31, 2022	244,592	244,592
Convertible Preferred Series E, 10,000,000 designated – 2,043,507 and 2,043,507 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	13,344,101	13,344,101
Total mezzanine equity	58,249,908	58,249,908

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 4,500,000,000 shares authorized, 1,882,579,354 and 1,256,900,534 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,882,579	1,256,901
Subscriptions payable	40,435	26,910
Additional paid-in capital	14,946,692	13,966,895
Accumulated deficit	(109,549,957)	(106,418,722)
Total TPT Global Tech, Inc. stockholders' deficit	(92,680,251)	(91,168,016)
Non-controlling interests	(680,482)	(47,269)
Total stockholders’ deficit	(93,360,733)	(91,215,285)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$132,820	$1,031,240

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

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2023	2022
	(As Restated)
Cash flows from operating activities:
Net loss	$(3,093,608)	$(11,352,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income from discontinued operations	(125,544)	—
Depreciation	2,454	448,943
Amortization	—	492,171
Amortization of debt discounts	694,938	3,593,957
Convertible Note payable issued for Asberry Series A Stock	508,553	—
Note payable issued for research and development	—	1,550,000
Derivative expense (gain)	(367,881)	(491,301)
Gain (loss) on extinguishment of debt	(466,380)	1,970,030
Loss on disposition of property and equipment	—	124,849
Share-based compensation: Common stock	98,053	15,975
Changes in operating assets and liabilities:
Accounts receivable	(55,247)	(193,973)
Accounts receivable – related party	—
Prepaid expenses and other assets	271,766	(81,881)
Deposits and other assets	7,804	186,198
Accounts payable and accrued expenses	1,696,700	1,633,792
Net change in operating lease right of use assets and liabilities	311,428	2,218,444
Other liabilities	70,795	(377,573)
Net cash used in operating activities from continuing operations	(446,169)	(263,313)
Net cash provided by operating activities from discontinued operations	4,034	—
Net cash used in operating activities	(442,135)	(263,313)

Cash flows from investing activities:
Purchase of equipment	—	(16,297)
Net cash used in investing activities	—	(16,297)

Cash flows from financing activities:
Proceeds from convertible notes, loans and advances	358,500	1,256,187
Payment on convertible loans, advances and factoring agreements	(83,221)	(1,391,580)
Proceeds from notes payable – related parties	139,931	—
Payments on convertible notes and amounts payable – related parties	—	(39,664)
Net cash provided by financing activities from continuing operations	415,210	(175,057)
Net cash used in financing activities from discontinued operations	(32,705)	—
Net cash provided by financing activities	382,505	—
Net change in cash	(59,630)	(454,667)
Cash and cash equivalents - beginning of period	59,630	518,066

Cash and cash equivalents - end of period	$—	$59,630

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of September 30, 2023 and December 31, 2022 are as follows:

	2023	2022
	(Restated)
Property and equipment:
Office furniture and equipment	77,859	77,859
Total land, property and equipment	77,859	77,859
Accumulated depreciation	(77,859)	(75,404)
Property and equipment, net	$—	$2,455

Depreciation expense was $2,454 and $448,943 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of September 30, 2023 and December 31, 2022 are as follows:

	2023	2022
Loans and advances (1)	$470,092	$470,092
Convertible notes payable (2)	3,424,556	3,054,869
Factoring agreements (3)	532,467	577,177
Debt – third party	$4,427,115	$4,102,138

Line of credit, related party secured by assets (4)	$2,742,929	$2,742,929
Debt– other related party, net of discounts (5)	2,015,500	2,015,500
Convertible debt – related party (6)	553,100	553,100
Shareholder debt (7)	144,081	4,150
Debt – related party	$5,455,610	$5,315,679

Total financing arrangements	$9,882,725	$9,417,817

Less current portion:
Loans, advances and factoring agreements – third party	$(1,002,559)	$(902,809)
Convertible notes payable third party	(3,424,556)	(3,054,869)
Debt – related party, net of discount	(4,902,510)	(4,762,579)
Convertible notes payable– related party	(553,100)	(553,100)
	(9,882,725)	(9,273,357)
Total long term debt	$—	$144,460

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

As of September 30, 2023, the Company marked to market the fair value of the debt derivatives and determined a fair value of $4,203,788 ($4,093,369 from the convertible notes and $110,419 from warrants) in Note 5 (2) above. The Company recorded an expense from change in fair value of debt derivatives of $367,881 for the nine months ended September 30, 2023. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 133.5% to 191.5%, (3) weighted average risk-free interest rate of 4.80% to 5.50% (4) expected life of 0.50 to 3.58 years, and (5) the quoted market price of $0.001 for the Company’s common stock.

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

As of September 30, 2023, there are 2,043,507 Series E Preferred shares outstanding.  2,043,507 were a result of exchanges of accounts payable, financing arrangements and lease agreements in 2022. In the prior year, the valuation of the Series E Shares was $6.53.  In this case, the difference between the amount of accounts payable, financing arrangements and lease agreement balances of $10,987,307 or $2,356,794 was recorded as a loss on debt extinguishment for 2022.

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

The following tables present summary information by segment for the three months ended September 30, 2023 and 2022, respectively:

2023
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLabs	Corporate and other	Total
Revenue	$800,617	79,063	—	43,571	$923,251
Cost of revenue	$(698,781)	(3,642)	—	(37,090)	$(739,513)
Net income (loss)	$(372,794)	(72,359)	(20)	(187,625)	$(257,548)
Depreciation and amortization	$—	—	—
Derivative gain (expense)	$—	—	—	(1,015,764)	$1,015,764
Gain (loss) on debt extinguishment	$—	—	—	133,850	133,850
Interest expense	$—	(2,592)	—	(410,143)	$(412,735)
Total assets	$23,968	89,486	3,816	15,550	$132,820

2022
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$1,357,611	692,486	(560)	2,720	$2,052,817
Cost of revenue	$(1,303,856)	(305,301)	—	(82,382)	$(1,691,539)
Net income (loss)	$(486,747)	82,809	(123,798)	(717,284)	$(1,245,019)
Deemed dividend related to modification of Series A Preferred Stock	$—	—	—	(39,866,742)	$(39,866,742)
Depreciation and amortization	$(133,391)	(1,705)	(14,931)	(164,483)	$(314,511)
Derivative gain	$—	—	—	102,903	$102,903
Gain on debt extinguishment	$—	—	—	397,008	$301,224
Interest expense	$(98,159)	(36,926)	—	(291,181)	$(426,265)
Total assets	$5,234,872	1,787,540	2,942	1,521,797	$8,547,151

The following tables present summary information by segment for the nine  months ended September 30, 2023 and 2022, respectively:

2023
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$2,717,230	243,592	—	47,044	$3,007,866
Cost of sales	$(1,640,456)	(82,281)	—	(60,606)	$(1,783,343)
Net income (loss)	$335,823	(334,081)	(1,625)	(3,093,725)	$(3,093,608)
Depreciation and amortization	$—	—	—	(2,454)	$(2,454)
Derivative gain	$—	—	—	367,881	$367,881
Gain on debt extinguishment	$—	—	—	466,380	$466,380
Interest expense	$(42,355)	(9,920)	—	(1,288,137)	$(1,340,412)
Total assets	$23,968	89,486	3,816	15,550	$132,820

2022
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$4,403,345	1,386,970	89,755	265,395	$6,145,465
Cost of sales	$(3,470,536)	(758,462)	—	(264,930)	$(4,493,929)
Net loss	$(909,938)	(24,354)	(213,720)	(10,204,935)	$(11,352,944)
Deemed dividend related to modification of Series A Preferred Stock	$—	—	—	(39,866,742)	$(39,866,742)
Depreciation and amortization	$(397,187)	(5,683)	(44,793)	(493,450)	$(956,045)
Derivative gain	$—	—	—	491,301	$491,301
Loss on debt extinguishment	$—	—	—	(1,970,030)	$(2,065,814)
Interest expense	$(476,840)	(42,466)	—	(4,186,243)	$(4,705,548)
Total assets	$5,234,872	1,787,540	9,585	1,521,797	$8,547,151

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

NOTE 13 - RESTATEMENT

The Company has restated its unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2023 to correct for a misstatement relating to its acquisition of land.  The Company entered into an agreement to acquire land per the Real estate Land Purchase and JV Real estate Development Partnership Agreement dated July 14, 2023.  It was management’s understanding the due diligence was completed and that the Company could record the acquisition on its books and records as of this date.   Subsequently, the Company learned of an undisclosed mortgage on the subject land that would have impaired the land and also discovered the inability to use as consideration its Series E Preferred Stock.  Both parties on April 12, 2024 agreed to cancel the transaction.

The following tables reflect the impact of the restatement on the unaudited condensed consolidated balance sheet as of September 30, 2023, and the supplemental information related to the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2023.

Balance Sheet:

	As Previously Reported	Effect of Restatement	As Restated
Property and equipment net	$1,226,000	$(1,226,000)	$—
Total non-current assets	$1,279,195	$(1,226,000)	$53,195
Convertible Preferred Series E	$14,570,101	$(1,226,000)	$13,344,101
Total mezzanine equity	$59,475,908	$(1,226,000)	$58,249,908

Statement of Cash Flows:

	As Previously Reported	Effect of Restatement	As Restated
Series E Stock issued for property acquisition	$1,226,000	$(1,226,000)	$—

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

TPT GLOBAL TECH, INC.
(Registrant)

Dated: April 22, 2024	By:	/s/ Stephen J. Thomas, III
Stephen J. Thomas, III
(Chief Executive Officer, Principal Executive Officer)

Dated: April 22, 2024	By:	/s/ Gary L. Cook
Gary L. Cook
(Chief Financial Officer, Principal Accounting Officer)

