Form 10-K
period 2023-12-31
TPT GLOBAL TECH, INC.
filed 2024-05-10
CIK 1661039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

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

______________________________

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at June 30, 2023, computed by reference to the price at which the common equity was last sold ($0.0014), as of the last business day of the registrant’s most recently completed second quarter (June 30, 2023), was $2,350,162.

As of May 7, 2024, there were approximately 2,866,684,955 common shares, $0.001 par value, issued and outstanding.

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

RISK FACTORS SUMMARY

The following is a summary of the principal risks and uncertainties described in more detail in this Annual Report on Form 10-K under the heading “Item 1A. Risk Factors.”

Risk Factors Related to our Business:

•	Many of our competitors are better established and have resources significantly greater than we have, which may make it difficult to attract and retain subscribers.
•	Our Acquisitions could result in operating difficulties, dilution and distractions from our core business.
•	Our substantial indebtedness and our current default status and any restrictive debt covenants could limit our financing options and liquidity position and may limit our ability to grow our business.
•	We may experience difficulties in constructing, upgrading and maintaining our network, which could adversely affect customer satisfaction, increase subscriber turnover and reduce our revenues.
•	If we do not obtain and maintain rights to use licensed spectrum in one or more markets, we may be unable to operate in these markets, which could adversely affect our ability to execute our business strategy.
•	If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.
•	Interruption or failure of our information technology and communications systems could impair our ability to provide our products and services, which could damage our reputation and harm our operating results.
•	The industries in which we operate are continually evolving, which makes it difficult to evaluate our future prospects and increases the risk of your investment. Our products and services may become obsolete, and we may not be able to develop competitive products or services on a timely basis or at all.
•	If we are unable to successfully develop and market additional services and/or new generations of our services offerings or market our services and product offerings to a broad number of customers, we may not remain competitive.

•	We operate in a very competitive environment.
•	If we fail to maintain effective relationships with our major vendors, our services offerings and profitability could suffer.
•	Any failure of the physical or electronic security that resulted in unauthorized parties gaining access to customer data could adversely affect our business, financial condition and results of operations.
•	Demand for our service offerings may decrease if new government regulations substantially increase costs, limit delivery or change the use of Internet access and other products on which our service offerings depend.
•	Increasing regulation of our Internet-based products and services could adversely affect our ability to provide new products and services.
•	Offering telephone services may subject us to additional regulatory burdens, causing us to incur additional costs.
•	We may engage in acquisitions and other strategic transactions and the integration of such acquisitions and other strategic transactions could materially adversely affect our business, financial condition and results of operations.
•	Significant unanticipated increases in the use of bandwidth-intensive Internet-based services could increase our costs.
•	We operate in a highly competitive business environment which could materially adversely affect our business, financial condition, results of operations and liquidity.
•	We face significant risks as a result of rapid changes in technology, consumer expectations and behavior.
•	Our revenues and growth may be constrained due to demand exceeding capacity of our systems or our inability to develop solutions.
•	We rely on contract manufacturers and a limited number of third-party suppliers to produce our network equipment and to maintain our network sites. If these companies fail to perform, we may have a shortage of components and may be required to suspend our network deployment and our product and service introduction.
•	We rely on highly skilled executives and other personnel. If we cannot retain and motivate key personnel, we may be unable to implement our business strategy.
•	If our data security measures are breached, subscribers may perceive our network and services as not secure.
•	Our activities outside the United States could disrupt our operations.
•	We may be unable to protect our intellectual property, which could reduce the value of our services and our brand.
•	We could be subject to claims that we have infringed on the proprietary rights of others, which claims would likely be costly to defend, could require us to pay damages and could limit our ability to use necessary technologies in the future.
•	Our business depends on our brand, and if we do not maintain and enhance our brand, our ability to attract and retain subscribers may be impaired and our business and operating results harmed.
•	We are subject to extensive regulation.
•	Our Chairman and Chief Executive Officer is also our largest stockholder, and as a result, he can exert control over us and has actual or potential interests that may diverge from yours.
•	COVID-19 effects on the economy may negatively affect our Company business.

Risk Factors Related to Our Stock:

•	We can give no assurance of success or profitability to our investors.
•	Sales of common stock resulting from issuances of common stock for conversions by our convertible noteholders or Rule 144 sales in the future will have a depressive effect on our common stock price.
•	We may in the future issue more shares which could cause a loss of control by our present management and current our stockholders.
•	Our officers and directors may have conflicts of interests as to corporate opportunities which we may not be able or allowed to participate in.
•	We have agreed to indemnification of officers and directors as is provided by Florida Statutes.
•	Our directors’ liability to us and shareholders is limited.
•	Our Stock prices in the Market may be volatile.
•	We may not be able to successfully implement our business strategy without substantial additional capital. Any such failure may adversely affect the business and results of operations.
•	We are reliant, in part, on third party sales organizations, which may not perform as we expect.
•	Our growth may be affected adversely if our sales of products and services are negatively affected by competition or other factors.
•	We may be unable to compete with larger, more established competitors.
•	Our common stock will in all likelihood be thinly traded and as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares, after any conversion from Preferred Stock.
•	The regulation of penny stocks by SEC and FINRA may discourage the tradability of our common stock or other securities.
•	We will pay no dividends in the foreseeable future on common stock.
•	Rule 144 sales of stock in the future may have a depressive effect on our stock price.

•	Any sales of our common stock, if in significant amounts, are likely to depress the future market price of our securities.
•	Any new potential investors will suffer a disproportionate risk and there will be immediate dilution of existing investor’s investments.
•	We can issue future series of shares of preferred stock without shareholder approval, which could adversely affect the rights of common shareholders.
•	We will continue to be a reporting company due to the effectiveness of a Form 8-A to be filed concurrent with the acceptance of the NASDAQ listing.
•	Sales of common stock resulting from issuances of common stock for conversions by our convertible noteholders or Rule 144 sales in the future will have a depressive effect on our common stock price.
•	We may not successfully meet the NASDAQ Requirements for a listing of our stock, in which case this offering will not occur.

Risks Relating to Our Intellectual Property and Potential Litigation:

•	We may not be able to protect our intellectual property and proprietary rights.
•	If our patents and other intellectual property rights do not adequately protect our service offering, we may lose market share to competitors and be unable to operate our business profitably.
•	We may in the future become subject to claims that some, or the entire service offering violates the patent or intellectual property rights of others, which could be costly and disruptive to us.

ITEM 1. BUSINESS.

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our”, “TPT”, “TPTW”, “TPT Global,” or the “Company” are to TPT Global Tech, Inc.

DESCRIPTION OF BUSINESS

We are based in San Diego, California, and operate as a technology-based company with divisions providing telecommunications, construction and product distribution, media content for domestic and international syndication as well as technology solutions. We operate as a Media Content Hub for Domestic and International syndication, Technology/Telecommunications company using our own proprietary Global Digital Media TV and Telecommunications infrastructure platform and also provide technology solutions to businesses domestically and worldwide.  We offer Software as a Service (SaaS), Technology Platform as a Service (PAAS), Cloud-based Unified Communication as a Service (UCaaS) and carrier-grade performance and support for businesses. Our cloud-based UCaaS services allow businesses of any size to enjoy all the latest voice, data, media and collaboration features in today's global technology markets. We also operate as a Master Distributor for Nationwide Mobile Virtual Network Operators (MVNO) and Independent Sales Organization (ISO) as a Master Distributor for Pre-Paid Cellphone services, Mobile phones, Cellphone Accessories and Global Roaming Cellphones.

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

CORPORATE STRUCTURE

CORPORATE ORGANIZATION CHART

OTCPINK Stock Symbol

Currently there is a limited public trading market for our stock on OTCPINK under the symbol “TPTW.”

Our Key Operating Divisions:

TPT SpeedConnect: ISP and Telecom (Held within TPT’s majority controlled subsidiary Asberry 22 Holdings, Inc.)

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

SpeedConnect was a privately-held Broadband Wireless Access (BWA) provider. Today, we believe TPT SpeedConnect serves approximately 2,000 residential and commercial wireless broadband Internet customers, in Arizona, Idaho, Michigan, Montana and Texas.

TPT SpeedConnect is a full-service ISP.  The company’s main back office is run by company employees, and includes, network management, network monitoring and maintenance, significant allocations of registered address in public IP4 and IP6 space, employee based customer service, installation services, automated resources and application based scheduling and tracking, paper, ACH, credit card, and email billing, warehousing, fulfillment, integrated customer premise provisioning, walled garden collections and customer self-restarts, bandwidth usage tracking, integrated, secure, and deep financial and operations dash board reporting, collections, accounting, payables, owned and licensed backhaul, intelligent bandwidth management, consumption rated billing, customer payment portals, and all wrapped in a mature, first hit on all search engines, Internet Brand. The company today services approximately 2,000 residential and commercial Internet customers over its approximately 100+-cellular tower footprint across 5 Midwestern States.

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

TPT Global Tech, Inc. was issued a total of 4,658,318 common shares of ASHI (the "ASHI Common Stock"), as a result of the merger, constituting 86% of the then issued and outstanding common stock. TPT Global Tech, Inc. also has purchased all of the 500,000 Series A Super Majority Voting Preferred Shares of ASHI for a convertible note payable of $500,000 due in 180 days which bears interest at 6.0% per annum and is convertible to shares of the Company’s common stock at 85% of the volume weighted average price for the preceding 5 market trading days.  This note payable has not been paid and is considered delinquent.  Discussions are ongoing with the holder of the note payable.

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

We are based in San Diego, California and operate as a technology-based company with divisions providing telecommunications, medical technology and product distribution, media content for domestic and international syndication as well as technology solutions. We operate as a Media Content Hub for Domestic and International syndication, Technology/Telecommunications company using on our own proprietary Global Digital Social Media and Mobile TV and Telecommunications infrastructure platform and we also provide technology solutions to businesses worldwide. We offer Software as a Service (SaaS), Technology Platform as a Service (PAAS),

Cloud-based Unified Communication as a Service (UCaaS) and carrier-grade performance and support for businesses over our private IP MPLS fiber and wireless network in the United States. Our cloud-based UCaaS services allow businesses of any size to enjoy all the latest voice, data, media and collaboration features in today's global technology markets. We also operate as a Master Distributor for Nationwide Mobile Virtual Network Operators (MVNO) and Independent Sales Organization (ISO) as a Master Distributor for Pre-Paid Cellphone services, Mobile phones, Cellphone Accessories and Global Roaming Cellphones.

Our technologies “Gathers Big Data” to predict our customers’ viewing and spending habits. We then deliver Products and Services to support that estimated demand and share advertising revenues with our Content, Digital Media and Linear Broadcast Partners worldwide.

Each of our four divisions contributes to the launch of our global Content delivery platform “VuMe” formerly known as “ViewMe Live” and creates cross pollinating revenue opportunities and a closed Global E-commerce Eco environment which we believe will help us execute our short- and long-term corporate objectives. Our Content Division TPT Media and Entertainment LLC which consists of Blue Collar Productions (our TV and Film content Production company) creates original content and in some cases third party content. Once Content has been produced, we will then broadcast and deliver that content over our proprietary VuMe Mobile TV and Social media  Platform domestically and internationally.

Our corporate goal is to work within our four in house divisions (Smartphone, Network, Content and SaaS) to launch hardware abs software sales and build a viewer subscriber base domestically and internationally. This edge device deployment would deliver free Content, free Linear Broadcast feeds and Social Media features on our Free proprietary VuMe Mobile app platform which includes in app users subscription models with the anticipation to aggregate and showcase our original and third-party Content, Digital Media and Linear broadcast feeds from and too the four corners of the Globe.

We have generated revenues in 2023, 2022 and 2021, primarily through operating as a Broadband Internet provider. The Company can also operate its approximate 58 miles Fiber optic ring throughout the greater Phoenix valley offering such services as Basic Residential Phone service, Basic Business phone service, POT’s lines, Basic Fiber Broadband Internet services, Wireless Internet Services, Toll Free 800 services, EFax, Erate, Dedicated T-1 Services, Auto Attendant, SIP Trunks, Mobile and VoIP services. These offerings will continue for the foreseeable future weighted heavily towards offering more Wireless Internet services and the Fiber Ring will be transformed into a Private Test facility to be offered for rent to businesses needing a private network to test new products for proof of concept purposes.   Since the acquisition of the assets of SpeedConnect in 2019, we operate as a Broadband Wireless Access (BWA) provider and are considered one of the nation’s largest rural wireless broadband Internet providers serving approximately 2,000 residential and commercial wireless broadband Internet customers, in Arizona, Idaho, Michigan, Montana, and Texas.

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

We are currently able to deliver a live Global Mobile TV Broadcast and Social Media Platform utilizing a Mobile App technology on our proprietary Content Delivery Network “VuMe”. We plan to expand our Cloud Unified Business Services (CUBS) technology-based business services unifying multiple services from the cloud including applications developed for our medical division.

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

Market Launch - Through our acquisition of VuMe from Matrixsites, we have acquired the live backend broadcast Network technology for our Global Mobile TV and Social Media platform. Subject to raising capital of ($500,000 to $5,000,000) from our fund-raising activities, we believe we are within 60 to 90 days of launching our “VuMe” Mobile APP delivery platform.

Liquidity and Capital Resource Needs

We anticipate needing an estimated $50,000,000 in capital to continue our business operations and expansion. We do not have committed sources for these additional funds and will need to be obtained through debt or equity placements or a combination of those.

Estimate of Liquidity and Capital Resource Needs

Product and technology engineering and development	$5,000,000
Equipment purchases	5,000,000
Repayment of short-term debt and other short-term financing arrangements	9,000,000
Business development and business acquisitions	10,000,000
General working capital, investor relations, internal controls, and other human capital and other corporate purposes	17,000,000
Brokerage commissions and expenses	4,000,000
$50,000,000

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

RECENT ACQUISITIONS/FORMATIONS OF OPERATING DIVISIONS/SUBSIDIARIES

Acquisitions – Potential and Terminated

Geokall UK Ltd. Acquisition and Purchase Agreement

On October 31, 2023, as amended on April 9, 2024, the Company entered into an Acquisition and Purchase Agreement with Geokall UK Ltd. (“Geokall”), a UK Limited Company, and its owners (“Sellers”) (altogether, the “Parties”) for all of the assets, liabilities, intellectual property, and technology of Geokall in exchange for 200,000 shares of TPT restricted Series F Convertible Preferred Stock with a stated price of $5.00 USD per share with the Designation of Rights and Privileges similar to TPT’s Series E Preferred Shares, but which Series F Preferred Shares designation has not yet been submitted or approved by the Secretary of State of Florida, and cannot be assured. In addition, TPT agrees that upon a successful fund-raising event, TPT will provide Geokall with working capital in the amount up to $500,000. An audit based on SEC Standards of Geokall UK Ltd financial statements, including footnotes, must be obtained and the Parties agree that the purchase price may be subject to change based on the results of the audit.  The closing may occur prior to the audit being completed if Parties agree.

Other Terminated Acquisitions

The Company had pending agreements to acquire, and had disclosed in prior filings, Broadband Infrastructure Inc. and Tekmovil Holdings LLC.  Both of these intended acquisitions have terminated by mutual agreement, or have gone beyond their allowed closing date in accordance with the acquisitions in place.

Our Business Methods

Centralized Platform and New Generation Network

Upon the closing of our acquisition of GeoKall, we will be operating a next-generation broadband network reselling other companies’ networks on a wholesale arbitrage basis (buying and reselling other companies’ capacity).”Geokall ESim Platform”. We will be interconnected to U.S. and International carriers to date. Once funded, we intend to deploy our own in-country networks in the targeted emerging markets. This will enable us to be able to provide better quality termination and increase our operating margins. We believe our platform will produce substantial operational cost savings. Because of our pricing advantage, we will be able to offer our clients products and services at an attractive pricing structure, creating a strong competitive advantage. We believe that based on our intended low network operating costs and low-cost infrastructure, we will be able to penetrate emerging markets with little network build-out and at a reasonable price. We believe that our service offerings will be well received in emerging markets based on existing relationships and pricing structure, which will enable us to set the industry standard with little competition.

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

As a true value add, our Geokall ESim platform allows us to manage the billing and routing, offering our customers a seamless, branded network from anywhere we maintain a relationship. By way of incumbent operator networks, we can sell and market to retail and wholesale customers without the high infrastructure costs associated with deploying our own network. If and when the revenues justify the cost of constructing our own network, we plan to investigate adding a wireless Broadband/ GSM network and transfer our customer base in a final step to reduce costs of goods sold long-term.

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

Described in greater detail below are our key products and services are as follows:

TPT SpeedConnect: ISP and Telecom (Held within TPT’s majority controlled subsidiary Asberry 22 Holdings, Inc.)

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

SpeedConnect is a privately-held Broadband Wireless Access (BWA) provider. Today, TPT SpeedConnect is one of the nation’s largest rural wireless broadband Internet providers which serves approximately 2,000 residential and commercial wireless broadband Internet customers, in Arizona, Idaho, Michigan, Montana and Texas.

TPT SpeedConnect is a full-service ISP. The company’s back office is run by company employees, and includes network management, network monitoring and maintenance, significant allocations of registered address in public IP4 and IP6 space, employee based customer service, installation services, automated resources and application based scheduling and tracking, paper, ACH, credit card, and email billing, warehousing, fulfillment, integrated customer premise provisioning, walled garden collections and customer self-restarts, bandwidth usage tracking, integrated, secure, and deep financial and operations dash board reporting, collections, accounting, payables, owned and licensed backhaul, intelligent bandwidth management, consumption rated billing, customer payment portals, and all wrapped in a mature, first hit on all search engines, Internet Brand. The company today services approximately 2,000 residential and commercial Internet customers over its approximately 100+-cellular tower footprint across 5 Midwestern States.

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

Media Content

We operate as a Media Content Hub for Domestic and International syndication, Technology/Telecommunications company using on our own proprietary Global Digital Media TV and Telecommunications infrastructure platform “VuMe” and we also provide technology solutions to businesses worldwide. We offer Software as a Service (SaaS), Technology Platform as a Service (PAAS), Cloud-based Unified Communication as a Service (UCaaS) and carrier-grade performance and support for businesses over our private IP MPLS fiber and wireless network in the United States. Our cloud-based UCaaS services allow businesses of any size to enjoy all the latest voice, data, media and collaboration features in today's global technology markets. We also operate as a Master Distributor for Nationwide Mobile Virtual Network Operators (MVNO) and Independent Sales Organization (ISO) as a Master Distributor for Pre-Paid Cellphone services, Mobile phones, Cellphone Accessories and Global Roaming Cellphones.

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

RECENT DEVELOPMENTS

Financing Arrangements

Standby Equity Commitment Agreement

On February 15, 2024, the Company entered into a Standby Equity Commitment Agreement, dated February 14, 2024 (the "SECA") with MacRab LLC, a Florida limited liability company (the "MacRab"). The SECA provides the Company with an option to sell up to $3,000,000 worth of the Company's common stock to MacRab, in increments, over the period ending twenty-four (24) months after the date that a related registration statement is deemed effective by the U.S. Securities and Exchange Commission, pursuant to the terms and conditions contained in the SECA. The purchase price per share, for each respective put under the SECA, is equal to 90% of the average of the two (2) lowest volume weighted average prices of the Common Stock during the six (6) trading days following the clearing date associated with the respective put under the SECA.  The Company will pay a finders fee on each increment drawn of up to 8% in cash and 8% in restricted common shares of the Company.

1800 Diagonal Financing

Dated February 7, 2024, but consummated on February 12, 2024, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a Convertible Promissory Note (“1800 Diagonal Note #4”) totaling $92,000.  The 1800 Diagonal Note #4, upon the terms and subject to certain general limitations and conditions, bears an interest rate of 12%,  22% default,  including a one-time earned interest charge of 12% or $11,040, resulted in cash received by the Company of $75,000 net of expenses and discount of $12,000. Required payments shall be 9 monthly payments of $11,449 starting March 15, 2024 with a total payback of $103,040.  The Holder may convert the outstanding unpaid principal amount into restricted shares of Common Stock of the Company at a discount of 35% of the Market Price, as indicated or upon default.  There are no warrants or options attached to this Note. The Company has initially reserved 750,000,000 shares of Common Stock for conversion pursuant to the 1800 Diagonal Note #4.  As a condition of funding this 1800 Diagonal Note #4, the Company increased share reserves on previous 1800 Diagonal Lending Notes by 750,000,000 shares.

Dated March 25, 2024, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a Convertible Promissory Note (“1800 Diagonal Note #5”) totaling $66,000.  The 1800 Diagonal Note #5, upon the terms and subject to certain general limitations and conditions, bears an interest rate of 19%, 22% default,  including a one-time earned interest charge of 19% or $12,540, resulted in cash received by the Company of $50,000 net of expenses and discount of $11,000. Required payments shall be $47,124 on September 30, 2024 and $10,472 on each of October 30 2024, November 30, 2024 and December 30, 2024 with a total payback of $78,540.  The Holder may convert the outstanding unpaid principal amount into restricted shares of Common Stock of the Company at a discount of 39% of the Market Price, as indicated or upon default.  There are no warrants or options attached to this Note. The Company has initially reserved 1,400,000,000 shares of Common Stock for conversion pursuant to the 1800 Diagonal Note #5.

FirstFire Financing

On May 6, 2024, the Company received $40,000 as an advance from FirstFire Global Opportunity Fund, LLC.  This advance is intended to be an advance from an intended $75,000 convertible promissory note that is being drafted and will be consummated in the near future.  There is no agreed upon definite terms as of the advance but that they include convertibility to common shares at a discount to market and a reservation of 1,250,000,000 common shares with the transfer agent for conversion. 625,000,000 of these shares have been reserved at the time of the advance. The purpose of the advance was for working capital purposes.

Amendments to Articles of Incorporation or Bylaws

On January  17, 2024, the Board of Directors of the Company  in accordance with the provisions of the Articles of Incorporation, as amended, and by-laws of the Company amended the Articles of Incorporation to increase the authorized number of common shares by Ten Billion Five Hundred Million (10,500,000,000) which increased the total authorized common shares to Fifteen Billion (15,000,000,000) with all common shares having the then existing rights powers and privileges as per the existing amended Articles of Incorporation and Bylaws of the Company.

Consulting Agreements

Roy D. Foreman Business Development and Professional Services Consulting Agreement

On January 30, 2024, TPT Global Tech, Inc. dba TPT Entertainment and Media LLC and Roy D. Foreman (“Mr. Foreman”) entered into a Business Development and Professional Services Consulting Agreement. TPT engaged Mr. Foreman as President of the TPT’s US Domestic and International Boxing Division to provide business development and/or professional services related to making introductions to funding sources and the launch of TPT’s Live Mobile TV Broadcasting on TPT’s VuMe Super App platform.

Mr. Foreman will receive $500,000 USD, payable in TPT equity stock as compensation for consultant services as President of the TPT Global Tech dba TPT Media and Entertainment Division for which $100K USD of those service have been considered rendered. TPT equity stock shall mean common or preferred stock as created, or which may exist, by TPT Global Tech and agreed to by Mr. Foreman. The remaining payment will be rendered upon a successful Launch of the VuMe Boxing division or a successful strategic partnership, branding, marketing, distribution or Network affiliation agreement.  Once first bridge financing has been raised Mr. Foreman will receive $7,500.00 per month as a consultant fee until additional capital has been raised to move consultant to W2 employment status with full employee benefits and the participation in the company’s employee stock option plan. At this stage Mr. Foreman will enter into a full company employment agreement.

Sean Jones Business Development and Professional Services Consulting Agreement

On April 15, 2024, TPT Global Tech, Inc. dba TPT Entertainment and Media LLC and D. Sean Jones (“Mr. Jones”) entered into a Business Development and Professional Services Consulting Agreement. TPT engaged Mr. Jones as Executive Vice President of Business Development and In-House Counsel to provide business development and/or professional services related to making introductions to funding sources and the launch of TPT’s Live Mobile TV Broadcasting on TPT’s VuMe Super App platform.

Mr. Jones will receive $375,000 of stated value of TPT Global Tech Series F Preferred Shares, $5.00 per share, or 75,000 shares as compensation for services considered rendered as Executive Vice President of Business Development and In-House Counsel.

At this time, there is no designation for the TPT Global Tech Series F Preferred shares. It is intended that the Series F preferred shares will have the same or similar features to the TPT Global Tech Series E preferred shares, but this cannot be assured without a definite completed designation accepted by the State of Florida. Ultimately, the designation submitted and approved by the state of Florida will be the governing designation for the Series F shares and used for this agreement.

Additional compensation shall be provided upon a successful launch of VuMe or a successful strategic partnership, branding, marketing, distribution, or network affiliation agreement. Mr. Jones shall have the option to receive, upon the successful launch of VuMe, monthly compensation commensurate with TPT's upper level management and transition to W2 employment status with full employee benefits and participation in the company's employee stock option plan.

Common Stock Issuances

Subsequent to December 31, 2023, FirstFire and 1800 Diagonal exercised their rights to convert $151,636 of principal amounts into 410,050,045 of shares of common stock.

Amendment and Restatement of the TPT Global Tech, Inc. Stock Option, Compensation, and Award Incentive Plan.

On February 1, 2024, by unanimous written consent, the Board of Directors and Majority Shareholder of TPT Global Tech, Inc. (the “Company”) approved and adopted an amendment and restatement of the 2024 TPT Global Tech, Inc. Stock Option, Compensation, and Award Incentive Plan (the “Plan”) to increase the maximum number of common shares, with a par value of $0.001 (“Common Shares”), available for grant to participants under the Plan to 3,500,000,000 Common Shares. In addition, the Plan was amended to define “Eligible Person” as an Employee, Consultant (Person or Professional Services Company) or Director of the Company, any Parent or any Subsidiary. A company other than a Professional Services Company is NOT eligible and “Issuance for Compensation for Services” shall mean the issuance for valuable and adequate consideration determined by the Board as determined by performance pursuant to an agreement. This Plan amends and supersedes any and all prior Plans.

CORPORATE MARKETING STRATEGY

Our corporate marketing strategy revolves around positioning VuMe as a trailblazing and consumer-centric technology brand, with a keen focus on VuMe Super App, VuMe Mobile, and GSM eSIM technology.

Brand Positioning: VuMe will be positioned as an innovator, committed to enhancing the digital lifestyle of users. Our brand will stand for cutting-edge technology, user convenience, and a seamless fusion of communication and entertainment.

Target Audience: Identifying specific target demographics for each product is crucial. For VuMe Super App, our target includes tech-savvy individuals seeking an all-in-one solution. VuMe Mobile targets a premium audience interested in high-performance devices. GSM eSIM appeals to global travelers and professionals requiring secure, flexible connectivity.

Product Messaging:

•	VuMe Super App: Messaging will highlight its multifunctionality, user-friendly features, and customization options. We'll emphasize how it simplifies daily tasks, making it an indispensable tool.
•	VuMe Mobile: The focus is on top-tier Mobile phone service Plans that are priced competitively along with hardware, unique features, and exceptional design. Camera capabilities, battery life, and standout features will be showcased, positioning VuMe Mobile as a flagship device.
•	GSM eSIM Technology: Education about the benefits - flexibility, security, and global connectivity will be central. It simplifies travel by eliminating physical SIM cards, offering users a hassle-free and future-oriented connectivity solution.

Digital Presence: A robust online presence is critical. A user-friendly website, active social media channels, and SEO strategies will ensure visibility. Engaging content, such as blogs and videos, will be deployed to showcase product features and benefits.

Partnerships and Collaborations: Strategic partnerships with influencers, tech reviewers, and app developers will be forged to generate buzz and enhance the VuMe Super App ecosystem. Telecom operator collaborations will seamlessly integrate GSM eSIM technology.

Customer Engagement: Implementing a loyalty program for VuMe users, gathering and acting on customer feedback, and providing excellent customer support are essential components of our strategy. Building a community around our products will enhance brand loyalty.

Offline Presence: VuMe Mobile sales will be facilitated through retail partnerships. Participation in tech expos and establishing experience zones in key locations will allow potential users to interact with and experience VuMe products firsthand.

Promotions and Campaigns: Targeted marketing campaigns during key sales seasons, special promotions for early adopters, and referral programs will drive awareness and adoption. These efforts will be aligned with market trends and consumer preferences.

Monitoring and Analytics: Utilizing analytics tools to track campaign performance, monitoring social media sentiments, and making data-driven decisions will be integral to our strategy. Real-time adjustments will ensure our marketing efforts remain effective.

Regulatory Compliance: Ensuring compliance with data protection and telecom regulations is non-negotiable. Clearly communicating privacy and security measures will build trust among users, establishing VuMe as a responsible and reliable brand.

By implementing these detailed strategies, we aim to not only introduce but establish VuMe Super App, VuMe Mobile, and GSM eSIM technology as leaders in their respective domains, creating a lasting impact in the competitive technology landscape.

MARKETING OBJECTIVE:

Our comprehensive marketing objectives for VuMe Super App, VuMe Mobile, and GSM eSIM technology are designed to establish a strong market presence and drive sustained growth. Firstly, we aim to increase brand awareness by an ambitious 30% within the first quarter. This will be achieved through a multifaceted approach involving targeted digital marketing campaigns, strategic SEO initiatives, and engaging social media content to ensure VuMe becomes a recognized and trusted name in the tech industry.

For VuMe Super App, our goal is to drive user adoption by realizing a 20% increase in app downloads over the next six months. This involves the implementation of compelling promotional campaigns, strategic partnerships with influencers to enhance visibility, and optimizing the app's presence on various app stores. Simultaneously, our focus on VuMe Mobile aims to position it as a premium choice among mobile service providers and smartphones, with an objective to attain some level of market share domestically within the next fiscal year. This will be achieved through strategic retail partnerships, leveraging influencer endorsements, and delivering exceptional customer experiences to establish VuMe Mobile as a preferred brand among tech enthusiasts.

To enhance user engagement for VuMe Super App, we aim to increase daily active users (DAU) within the next 6 quarters. This involves the implementation of loyalty programs, regular feature updates, and personalized content recommendations to create a dynamic and engaging user experience. Simultaneously, create targeted sales growth for VuMe Mobile within the next fiscal year. This goal will be achieved through strategic retail promotions, exclusive launch events, and leveraging positive user testimonials to establish VuMe Mobile as a top-tier smartphone choice.

Expanding our offline presence is another critical objective, with the aim to establish VuMe as a recognizable brand in physical retail spaces through partnerships with at least 100 retail outlets within the next six months. This initiative aims to provide customers with hands-on experiences with VuMe Mobile, strengthening our offline presence and accessibility.

Optimizing customer support is a pivotal goal, with the objective of achieving a customer satisfaction rate of 90% within the first year of operations.  This involves the implementation of an efficient and responsive customer support system, addressing user queries and concerns promptly to enhance overall customer satisfaction and loyalty.

Maximizing influencer collaborations is integral to our strategy, with the objective of increasing the reach and credibility of VuMe products. Collaborating with at least 10 key influencers within the tech and lifestyle space with an objective to generate over  25% growth in social media mentions and positive reviews within the next six months.

Lastly, ensuring regulatory compliance is a foundational objective. We aim to achieve and maintain full compliance with data protection and telecom regulations in all target markets. Regular audits and updates to policies will be conducted to ensure user trust and legal adherence, underscoring our commitment to responsible business practices.

These detailed and interconnected marketing objectives form a robust strategy, providing a comprehensive roadmap for our marketing team to drive the success of VuMe Super App, VuMe Mobile, and GSM eSIM technology in a competitive and dynamic market landscape.

ADVERTISING OBJECTIVE:

Our advertising objectives for VuMe Super App, VuMe Mobile, and GSM eSIM technology are finely tuned to maximize visibility, user engagement, and overall market penetration. Primarily, we aim to create widespread awareness of our products through targeted advertising campaigns, ensuring increase in brand recognition within the first year. This involves deploying a mix of digital advertising channels, including social media platforms, online display ads, and search engine advertising, to reach a broad audience and establish VuMe as a prominent and trusted tech brand.

For VuMe Super App, the advertising objective is to drive user adoption by achieving increase in app downloads over the next serveral months. Our strategy involves creating compelling and visually appealing advertisements that highlight the app's multifunctionality and user-friendly features. Collaborative efforts with influencers and strategic placement within app store advertising spaces will be pivotal to achieving this objective.

Simultaneously, advertising efforts for VuMe Mobile aim to position it as a premium choice among Mobile Service Providers and smartphones. Our objective is to attain market share in high-end devices within the next fiscal year. This involves crafting visually striking and informative advertisements that showcase VuMe Mobile's competitive pricing and cutting-edge hardware, exceptional design, and standout features. Collaborations with tech reviewers and influencers will be leveraged to enhance credibility and reach among the target audience.

In promoting GSM eSIM technology, our advertising objective is to increase adoption in targeted markets within the next nine months. We will focus on educational advertising campaigns that highlight the benefits of GSM eSIM, emphasizing its flexibility, security features, and global connectivity advantages. Strategic partnerships with telecom operators will be emphasized in our advertising efforts to convey the seamless integration of GSM eSIM into modern mobile communication.

To enhance user engagement for VuMe Super App, advertising efforts will focus on promoting exclusive features and content, encouraging downloads, and conveying a sense of community through the app. We aim to achieve increase in daily active users within the next several quarters through targeted ad placements, in-app promotions, and user testimonial-driven campaigns.

Our advertising objectives for VuMe Mobile include achieving growth in sales within the next fiscal year. This will be accomplished through visually appealing and emotionally resonant advertisements that highlight VuMe Mobile's unique selling points. Special promotions, limited-time offers, and exclusive launch events will be strategically advertised to create a sense of urgency and desirability among the target audience.

Expanding our offline presence is a crucial advertising objective, and efforts will be directed towards creating visually captivating in-store displays, outdoor advertising, and collaborations with retail partners. This initiative aims to drive foot traffic, create brand recognition, and ultimately contribute to achieving our goal of partnering with at least 100 retail outlets within the next 12 months.

Maximizing influencer collaborations is integral to our advertising strategy, aiming to increase reach and credibility. Collaborating with at least 10 key influencers within the tech and lifestyle space will be highlighted in our advertising efforts, showcasing their experiences and endorsements to build trust and enthusiasm among the audience.

Lastly, our advertising objectives emphasize regulatory compliance. Advertisements will include clear communication about data protection measures, privacy policies, and compliance with telecom regulations. This ensures transparency and trustworthiness, essential elements in the tech industry.

In summary, our advertising objectives form a comprehensive and synergistic approach, leveraging various channels and strategies to drive the success of VuMe Super App, VuMe Mobile, and GSM eSIM technology in the competitive and dynamic market landscape.

SALES & MERCHANDISING OBJECTIVES:

Our sales and merchandising objectives for VuMe Super App, VuMe Mobile, and GSM eSIM technology are intricately designed to optimize revenue generation and create a compelling in-store presence. Firstly, our primary sales objective is to achieve a substantial increase in revenue within the next fiscal year. This will be accomplished through a combination of strategic pricing, bundling options, and targeted promotional campaigns to drive sales of both VuMe Super App subscriptions and VuMe Mobile phone services and devices.

For VuMe Super App, our sales strategy focuses on increasing subscription-based revenue within the next six months. This involves offering tiered subscription plans, exclusive in-app purchases, and limited-time promotions to incentivize users to upgrade to premium features. Collaborations with content creators and partnerships to integrate additional services within the app will further contribute to revenue growth.

Simultaneously, the sales objective for VuMe Mobile is achieved in phone service and device sales within the next fiscal year. We will implement targeted retail promotions, exclusive launch events, and strategic partnerships with retailers to enhance the visibility and desirability of VuMe Mobile devices. The introduction of special edition models and limited-time offers will be leveraged to create excitement and drive sales among tech enthusiasts.

In the case of GSM eSIM technology, our sales objective is to achieve adoption of eSIM-enabled devices within the +next nine months. Strategic collaborations with telecom operators, targeted advertising, and offering exclusive deals for devices with GSM eSIM technology will drive the adoption of this innovative connectivity solution.

Merchandising objectives are focused on creating an impactful in-store presence for VuMe Mobile. The goal is to establish partnerships with at least 100 retail outlets within the next six months, ensuring prominent and visually appealing displays that showcase the features and benefits of VuMe Mobile devices. Training retail staff to provide in-depth product knowledge and creating interactive displays will enhance the overall customer experience and contribute to increased sales.

Furthermore, maximizing cross-selling opportunities between VuMe Super App subscriptions and VuMe Mobile devices is a key merchandising objective. Bundling options, exclusive offers for app subscribers, and in-store promotions will encourage customers to explore the integrated ecosystem, creating a seamless and appealing user experience.

In conclusion, our sales and merchandising objectives are tightly aligned with our overall business strategy, aiming to drive revenue growth, increase product adoption, and create an immersive in-store experience. These objectives form a cohesive plan that leverages both digital and physical channels to promote the success of VuMe Super App, VuMe Mobile, and GSM eSIM technology in the competitive tech market.

PURSUE BRAND RECOGNITION THROUGHOUT THE UNITED STATES

To pursue brand recognition throughout the United States for VuMe Super App, VuMe Mobile, and GSM eSIM technology, our comprehensive strategy encompasses various channels and initiatives. Firstly, we will launch targeted digital marketing campaigns that leverage popular social media platforms, online display ads, and search engine optimization to reach a broad audience. Engaging content highlighting the unique features and benefits of our products will be disseminated to create a strong online presence.

Additionally, strategic partnerships with influencers and tech enthusiasts will be cultivated to extend our brand's reach and credibility.

Simultaneously, offline strategies will be implemented to enhance brand visibility. This includes participation in prominent tech expos and events across key cities in the U.S., providing an opportunity for potential users to experience VuMe Mobile and GSM eSIM technology firsthand. Collaborations with retail partners will facilitate in-store displays, creating a physical presence that complements our digital efforts. Establishing experience zones in high-traffic locations will allow users to interact with our products, fostering a deeper connection with the brand.

Educational campaigns about GSM eSIM technology will be launched to showcase its benefits, such as flexibility, security, and global connectivity. Targeted advertising in relevant publications, both digital and print, will contribute to building awareness and understanding of this innovative technology. Furthermore, collaborations with telecom operators will be emphasized to integrate GSM eSIM seamlessly into the U.S. mobile connectivity landscape.

Public relations efforts will play a pivotal role in our strategy, with press releases, media coverage, and partnerships with industry publications to highlight VuMe's innovative solutions. Leveraging user testimonials and success stories will contribute to the organic spread of positive word-of-mouth, enhancing brand recognition.

Moreover, our strategy includes community engagement initiatives, such as sponsoring local events and supporting causes aligned with our brand values. This grassroots approach aims to create a sense of community around VuMe products and establish a strong emotional connection with users.

Continuous monitoring and analytics will guide our efforts, allowing us to adapt and refine our strategy based on real-time market feedback and trends. By fostering a consistent and compelling brand narrative across all touchpoints, we aim to position VuMe as a household name synonymous with innovation and a seamless digital experience throughout the United States.

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

THE DIRECT MARKETING PROGRAM

The direct marketing program for VuMe Super App, VuMe Mobile, and GSM eSIM technology is meticulously designed to establish direct and personalized connections with our target audience. Through targeted email campaigns, we will deliver tailored content, showcasing the multifunctionality of the VuMe Super App, the cutting-edge features of VuMe Mobile, and the benefits of GSM eSIM technology. These emails will include exclusive promotions, personalized offers, and educational content to engage and nurture leads.

In addition to email marketing, direct mail campaigns will be employed to reach a diverse audience. High-quality, visually appealing mailers will be sent to targeted demographics, introducing them to the unique features of VuMe Mobile and the revolutionary capabilities of GSM eSIM technology. These direct mail pieces will include incentives such as limited-time discounts and access to exclusive content, encouraging recipients to explore VuMe products further.

To maximize customer engagement and loyalty, a comprehensive loyalty program will be implemented. This program will reward users for their continued use of the VuMe Super App, mobile devices, and adoption of GSM eSIM technology. Rewards may include special discounts, early access to new features, and exclusive content. The program will be communicated directly to users through in-app notifications, emails, and personalized messages.

Furthermore, telemarketing efforts will be employed, targeting specific demographics to promote VuMe Mobile and GSM eSIM technology. Skilled representatives will provide information, address inquiries, and guide potential customers through the features and benefits of our products. The telemarketing program will also include follow-up calls to nurture leads and gather valuable feedback.

To enhance the user experience and drive direct sales, a user-friendly and secure e-commerce platform will be established. This platform will allow customers to make direct purchases of VuMe Mobile devices and Phone services, subscribe to premium features of the VuMe Super App, and explore GSM eSIM-enabled devices. The platform will be optimized for mobile users, ensuring a seamless and convenient shopping experience.

Continuous monitoring and analysis of key performance indicators (KPIs) will be integral to the success of the direct marketing program. Metrics such as conversion rates, open rates, and customer feedback will be closely tracked to refine and optimize the program over time. By fostering direct connections with our audience through personalized and targeted efforts, the direct marketing program aims to drive awareness, engagement, and direct sales for VuMe Super App, VuMe Mobile, and GSM eSIM technology.

THE MEDIA MARKETING PROGRAM

The media marketing program for VuMe Super App, VuMe Mobile, and GSM eSIM technology is intricately crafted to leverage various media channels and platforms for maximum reach and impact. Our strategy encompasses a mix of traditional and digital media to effectively target diverse audiences. High-impact television and radio advertisements will showcase the features and benefits of VuMe Mobile and GSM eSIM technology, reaching a broad audience and building brand awareness. Additionally, strategic partnerships with popular streaming services will allow us to place targeted ads, ensuring visibility among tech-savvy audiences who consume content on digital platforms.

Digital media marketing efforts will be a focal point, utilizing social media platforms for targeted campaigns, sponsored content, and influencer collaborations. Engaging video content will be created to demonstrate the functionalities of the VuMe Super App and highlight the unique aspects of VuMe Mobile. Paid social media advertising will further amplify our reach and engage with our audience in a dynamic and interactive manner.

Search engine marketing (SEM) strategies will be implemented to optimize online visibility. This includes paid search advertising to capture users actively searching for related products and services, enhancing the discoverability of VuMe Mobile and GSM eSIM technology. Additionally, display advertising on relevant websites and platforms will reinforce brand messaging and drive traffic to our digital channels.

To further enhance our digital presence, content marketing initiatives will include blogs, articles, and interactive content that educates the audience about the advantages of GSM eSIM technology and the features of VuMe Super App. Email marketing campaigns will deliver personalized content and exclusive offers directly to the inboxes of potential users, fostering engagement and driving conversions.

Strategic public relations efforts will play a vital role, with press releases, media placements, and collaborations with industry influencers and tech publications. This will position VuMe as an innovative and authoritative brand in the tech space, contributing to positive brand perception and increased media coverage.

Moreover, event marketing will be incorporated to create direct touchpoints with our audience. Participation in tech expos, product launches, and sponsorship of relevant industry events will provide opportunities for hands-on interactions with VuMe Super app, VuMe Mobile and GSM eSIM technology. These events will be complemented by live demonstrations, product showcases, and exclusive offers to generate excitement and engagement.

The media marketing program will be continuously monitored and optimized using analytics tools to assess the performance of various channels and campaigns. Regular analysis of key metrics, such as impressions, engagement rates, and conversion rates, will inform strategic adjustments to ensure the program remains effective and aligned with our overall marketing objectives. Through a multi-faceted media marketing approach, we aim to maximize visibility, engagement, and positive brand perception for VuMe Super App, VuMe Mobile, and GSM eSIM technology across diverse audiences.

THE PUBLIC RELATIONS/PUBLICITY PROGRAM

The Public Relations/ Publicity Program for VuMe Super App, VuMe Mobile, and GSM eSIM technology is designed to strategically enhance brand image, generate positive media coverage, and foster a strong reputation within the tech industry. A key component of this program involves crafting compelling press releases to announce major product launches, updates, and partnerships. These press releases will be distributed to a targeted list of tech journalists, bloggers, and influencers to secure widespread media coverage and build anticipation among the audience.

Strategic media placements will be a focus, with a concerted effort to secure features and interviews in reputable tech publications, both online and offline. These placements will highlight the innovative features of VuMe Super App, the cutting-edge design of VuMe Mobile, and the transformative capabilities of GSM eSIM technology. Additionally, collaborations with influential tech reviewers will be sought to provide unbiased and credible assessments of our products, enhancing their visibility and credibility in the market.

Incorporating influencer partnerships into our PR strategy will amplify our reach. Engaging tech influencers and thought leaders in the industry to endorse and showcase VuMe products will create organic and authentic endorsements. These influencers will be strategically selected to align with our target audience and brand values, contributing to a positive and relatable brand image.

Strategic event participation is also integral to our PR program. VuMe will actively participate in key industry events, tech expos, and conferences. These events will serve as platforms for live product demonstrations, interactive experiences, and networking opportunities with industry professionals and journalists. By creating a physical presence at these events, we aim to generate buzz, establish direct connections, and garner media attention.

The PR program will leverage social media platforms to disseminate key messages and engage with the audience. Engaging content, press releases, and event updates will be shared across social channels to maintain an active online presence. Additionally, a crisis communication plan will be in place to address any potential challenges promptly and transparently, ensuring that our communication remains proactive and constructive.

Building a strong narrative around corporate social responsibility (CSR) initiatives is a vital aspect of our PR strategy. By aligning with causes that resonate with our brand values, VuMe will contribute to social good, creating positive associations and enhancing our brand reputation.

Regularly monitoring media coverage and sentiment analysis will guide our PR efforts. Feedback from media outlets, influencers, and the audience will be analyzed to refine our messaging and strategies continuously. The success of the PR program will be measured through key performance indicators (KPIs) such as media impressions, sentiment analysis, and brand mentions to ensure that our messages are effectively communicated and positively received. Through a strategic and proactive Public Relations/ Publicity Program, VuMe aims to establish a favorable brand image, build credibility, and foster positive relationships within the tech industry and beyond.

TARGET CUSTOMER

Our target customer profile for VuMe Super App, VuMe Mobile, and GSM eSIM technology is carefully crafted to address the diverse needs of tech-savvy individuals seeking innovation, convenience, and seamless digital experiences. Our primary audience for VuMe Super App includes tech enthusiasts, young professionals, and individuals who prioritize efficiency in managing various aspects of their digital lives. With its multifunctional features, customizable interface, and user-friendly design, the app caters to those seeking an all-in-one solution for communication, entertainment, and productivity.

VuMe Mobile is tailored for discerning consumers who value competitive premium phone services and design, cutting-edge technology, and standout features in their smartphones. Our target customers for VuMe Mobile are individuals who appreciate top-tier hardware, exceptional camera capabilities, extended battery life, and an overall premium mobile experience. This includes professionals, content creators, and those who view their smartphones as essential tools for both work and leisure.

The audience for GSM eSIM technology encompasses global travelers, professionals, and individuals who value the flexibility and security of a virtual, programmable SIM card. The technology provides a hassle-free and future-oriented solution to mobile connectivity, appealing to those who seek seamless global roaming options, improved security features, and the convenience of managing multiple profiles on a single device.

Our target customers share common characteristics such as a strong reliance on technology, a desire for innovation, and an appreciation for products that simplify and enhance their digital experiences. This demographic spans across age groups, with a focus on millennials and professionals who are early adopters of technology trends. By understanding the diverse needs and preferences of our target customers, our marketing and product development efforts are tailored to create a cohesive ecosystem that resonates with their lifestyles and positions VuMe as their preferred choice for cutting-edge technology solutions.

THE INTERNATIONAL MARKET

The International Market Plan for VuMe Super App, VuMe Mobile, and GSM eSIM technology is strategically crafted to extend our reach beyond domestic borders, tapping into global markets and catering to diverse consumer needs. For VuMe Super App, localization efforts will be a priority, ensuring the app's content, features, and user interface are adapted to suit different languages and cultural preferences. International digital marketing campaigns will leverage targeted social media ads, influencer collaborations, and localized content to raise awareness and drive downloads in key international markets.

VuMe Mobile's international market strategy involves identifying regions with a strong demand for premium smartphones and aligning marketing efforts accordingly. Collaborations with international retailers and strategic partnerships with telecom operators will facilitate distribution, making VuMe Mobile accessible to consumers worldwide. Tailored advertising campaigns will emphasize the device's global appeal, exceptional design, and advanced features, positioning it as a top choice in the international smartphone market.

GSM eSIM technology, designed for global connectivity, will be strategically introduced in regions with high international travel demands. Collaborations with international telecom operators will be pivotal to integrating GSM eSIM seamlessly into the global mobile landscape. Educational campaigns will highlight the technology's benefits, especially for travelers and professionals requiring flexible and secure connectivity across borders.

The international market plan also involves participation in international trade shows, tech expos, and events to showcase VuMe products and foster global partnerships. Establishing relationships with international influencers and tech reviewers will enhance credibility and trust among the target audience in diverse markets.

Furthermore, compliance with international regulations and standards will be prioritized to ensure a seamless entry into new markets. Understanding and adhering to local data protection laws, telecom regulations, and cultural nuances will be integral to building trust and credibility.

To maximize customer support for international users, multilingual customer service teams will be established, addressing inquiries and concerns promptly across different time zones. Localization efforts will extend to user manuals, product packaging, and customer communication, ensuring a cohesive and culturally sensitive experience.

Continuous market research and analysis will guide the adaptation of marketing strategies based on regional preferences, competition, and technological trends in each international market. The flexibility of our approach ensures that VuMe Super App, VuMe Mobile, and GSM eSIM technology resonate with diverse audiences, making a meaningful impact in the international tech landscape.

EXPERIENCED MANAGEMENT

VuMe is proud to be led by a highly experienced management team, boasting a combined 200 years of collective expertise in diverse fields crucial to the success of our ventures. At the helm is our visionary CEO, bringing decades of strategic leadership and a proven track record in navigating the ever-evolving tech industry. Complementing this, our COO contributes with an extensive background in operations and a keen eye for efficiency, ensuring seamless execution of our business strategies.

Heading our product development is a Chief Technology Officer with a wealth of experience in technological innovation and a history of bringing cutting-edge products to market. The Chief Marketing Officer brings a creative flair and a deep understanding of consumer behavior, steering our marketing efforts with insights gained from years of successfully positioning products in competitive landscapes.

Our Chief Financial Officer, armed with decades of financial acumen, ensures the fiscal health of VuMe, guiding us through sound financial practices and strategic investments. Additionally, our Chief Legal Officer, with an extensive legal career, ensures that VuMe operates with the utmost integrity, navigating complex regulatory landscapes and safeguarding the company's legal interests.

The synergy of this seasoned management team provides VuMe with a unique advantage in the tech industry. Drawing from a wealth of experiences, successes, and lessons learned, our leadership is adept at steering the company through challenges, fostering innovation, and ensuring VuMe's position at the forefront of technological advancements. This depth of experience not only brings stability but also sets the stage for continued growth, innovation, and success in the dynamic and competitive tech landscape.

CORPORATE STRATEGY

Our Goals

Our primary goal is to continue to grow our business by improving value to our current customers and vendors. In providing a high-quality network we intend to continue to grow our business. Additionally, we intend to purchase established telecommunications and technology companies that will immediately generate and increase traffic (revenue) to our Company’s retail and wholesale network. Companies that we are strategically aligned with have in their core business synergistic retail products and services that include, but are not limited to, Telecom Cloud Services Media, Merchant Services/Mobile Banking, Cloud Services and Media (e.g. credit/debit card processing, check/ACH payment processing, ecommerce/merchant processing, web hosting, voice, data, GSM/Wi-Fi Mobile, Mobile Money Transfers, IPTV, VOD and Live Mobile Broadcasting, Prepaid Phone Service and ESim travel plans). If we acquire a strategic partner as a subsidiary, we believe we will have the ability to aggregate their analogous technology platforms onto our proprietary Software Access System operating platform for integration and efficiency.

We intend to work our media to accelerate cohesively in the mobile technology sectors: LIVE Broadcast, Video on Demand (VOD) Apps, and Digital Video Magazine (DVM) Apps. While “white labeling” our technologies as SaaS, our primary focus is what we believe is the first Global LIVE Mobile TV broadcast and Social Media Platform or Network, VuMe Live. The VuMe Live Network™ is a 24-hour LIVE worldwide mobile TV network, delivered via iOS and Android apps. The VuMe Live Network™ presents a diversity of Linear Broadcast Channels (Domestically and International), coupled with Social Media Platforms with combined functions that compete with some of the largest and most powerful Digital Media platforms, to connected audiences who live a mobile-centric life.

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

Scalability and Cost Efficiency

Our proprietary Software Access System platform currently runs our global operations. In short, it does this by connecting our customer base with the most profitable vendor route while calculating least cost routing, analyzing route quality, and respecting “dipping” protocols. Based on the demand, we have the ability to scale to meet the needs of our customers. Comparable “off the shelf” software systems in the marketplace can cost in the hundreds of thousands of dollars just to purchase, not to mention expensive service contracts, which may continue in perpetuity after the original purchase. Our proprietary platform, in which we have invested and have developed over several years, allows us to operate a global network with better efficiency, which we believe differentiates us from other competitors in the marketplace.

We believe our competitive advantages are:

TPT Global Tech and VuMe have established significant competitive advantages that position them as leaders in their respective fields within the technology industry.

TPT Global Tech:

1.	Innovative Technology Solutions: TPT Global Tech stands out for its focus on developing innovative technology solutions. With a diverse portfolio spanning telecommunications, IoT, and software development, the company is at the forefront of technological advancements.
2.	Global Connectivity: TPT Global Tech's expertise in telecommunications, particularly in the field of international connectivity, gives it a substantial competitive advantage. The ability to provide seamless global connectivity solutions enhances its appeal to businesses and consumers with international operations.
3.	Strategic Acquisitions: TPT Global Tech's strategic approach to acquisitions has played a pivotal role in its growth. By acquiring companies with complementary technologies and capabilities, TPT Global Tech has expanded its reach and diversified its offerings, reinforcing its position as a comprehensive technology solutions provider.
4.	Commitment to Sustainability: The company's commitment to sustainability and eco-friendly practices in its operations aligns with growing global awareness. This environmentally conscious approach not only contributes to social responsibility but also resonates positively with customers and partners.

VuMe:

1.	All-in-One Super App: VuMe's Super App offers a unique and comprehensive solution by combining communication, entertainment, and productivity features in one platform. This all-in-one approach provides users with a seamless and integrated digital experience, setting VuMe apart from single-function apps.
2.	Premium Mobile Devices: VuMe's mobile devices stand out for their premium design, cutting-edge features, and high-performance capabilities. The commitment to delivering top-tier hardware and exceptional user experiences positions VuMe Mobile as a competitive choice in the smartphone market.
3.	GSM eSIM Technology: VuMe's incorporation of GSM eSIM technology in its devices addresses the evolving needs of consumers. This technology offers users the flexibility of managing multiple profiles on a single device, providing a secure and convenient solution for global connectivity without physical SIM cards.
4.	Ecosystem Integration: VuMe focuses on creating an ecosystem where its products synergize seamlessly. The integration of the Super App, premium mobile devices, and innovative GSM eSIM technology forms a cohesive ecosystem, offering users a holistic and interconnected digital experience.
5.	International Market Expansion: VuMe's strategic approach to entering international markets, including localization efforts and targeted marketing, positions the brand for global success. Understanding and adapting to diverse cultural and linguistic preferences enhances VuMe's competitiveness in the international tech landscape.

Together, TPT Global Tech and VuMe leverage their respective strengths to create a synergistic force in the technology industry. TPT Global Tech's expertise in telecommunications and technology solutions complements VuMe's innovative approach to mobile devices and digital ecosystems, providing a comprehensive and competitive offering to a wide range of consumers and businesses.

Our Strategy

Our business, marketing, and sales strategy is structured around:

Our comprehensive strategy is structured around a cohesive integration of business, marketing, and sales initiatives, aligning to propel our organization towards sustained growth and success.

Business Strategy: Our business strategy is founded on innovation, agility, and adaptability. We prioritize technological advancements, aiming to be at the forefront of industry trends. Strategic diversification is a key element, ensuring that our product and service portfolio remains dynamic and well-aligned with emerging market demands. Meticulous attention to customer feedback and market insights informs our decision-making processes, allowing us to tailor our offerings to evolving consumer needs. Additionally, a commitment to sustainability and ethical business practices underscores our corporate responsibility, contributing to positive brand perception and long-term value creation.

Marketing Strategy: Our marketing strategy revolves around creating a strong brand presence, fostering customer engagement, and differentiating our products in the competitive landscape. Building brand awareness is achieved through targeted digital marketing campaigns, social media initiatives, and strategic partnerships. Content marketing plays a crucial role, providing valuable insights and establishing our brand as an authority in the industry. Collaborations with influencers and thought leaders enhance our credibility and reach, while personalized and emotionally resonant storytelling connects with our audience on a deeper level. Localization efforts in international markets ensure cultural relevance and resonance with diverse audiences.

Sales Strategy: Our sales strategy is meticulously designed to drive revenue growth and maximize customer acquisition. A customer-centric approach guides our sales team, prioritizing customer needs and providing tailored solutions. Strategic pricing and bundling options are employed to create compelling value propositions, while targeted promotions and limited-time offers generate urgency and desirability. Collaborations with retail partners and e-commerce optimization ensure accessibility and convenience for customers. The integration of a robust customer relationship management (CRM) system enables personalized interactions, streamlining the sales process and fostering long-term customer loyalty.

Integration and Synergy: The integration of these strategies is where the synergy occurs. The insights gained from our business strategy inform our product development, ensuring that our offerings remain innovative and in tune with market demands. Marketing initiatives, in turn, are crafted to amplify the unique selling points of our products, creating a consistent brand narrative. Sales strategies leverage these narratives to drive revenue and customer acquisition. The continuous feedback loop ensures that all aspects of our strategy are adaptive, responsive, and aligned toward a common goal — the sustainable growth and success of our organization in the dynamic and competitive landscape of the technology industry.

In essence, our business, marketing, and sales strategies are interconnected elements of a comprehensive plan, working in harmony to propel our organization towards leadership, innovation, and customer-centric excellence.

•	Pursuing selective, strategic, distribution relationships combined with cash positive acquisitions to build immediate revenue streams and increase our Company’s network footprint.
•	Utilize the expanded network to offer our Company’s service thereby increasing marginal revenues through the low risk offering of wholesale termination and prepaid services through existing distribution channels, retail stores and E-Commerce both domestically and internationally.
•	Pursuing markets within countries where there is a lower concentration of communications services that will result in initial higher pricing and potential for gross profit.
•	Providing low cost, pricing leading VoIP/GSM value added services through our Company’s next-generation centralized software platform and network.
•	Partnering and developing joint ventures with incumbent networks or government agencies to penetrate local emerging markets in order to build and operate Intranet Network Infrastructures that would move data over a secured network servicing government buildings and agencies, including police, military, hospitals and schools.

 Our Intended Network Services Marketing Plan and Product Roll Out for 2024

•	Satellite radio syndication simulcast with over 25 million domestic U.S. listeners
•	Connected TV partner with over 18 million viewers worldwide
•	Airline entertainment partnership with over 12 million international viewers
•	Supported by an international public relations firm
•	Comprehensive social media marketing campaign involving popular bloggers and podcasters

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

FUTURE PLANS

Our VuMe Technology Plan

We offer VuMe technology for which we plan to expand marketing. We believe SaaS VuMe (VuMe) could become a leading Digital Social Media and Mobile TV technology platform in the business-to-business and business-to-consumer markets. Our proprietary software platform can reach a worldwide audience of approximately one billion mobile viewers. VuMe addresses global mobile distribution of LIVE and Video on Demand (“VOD”) content as a white label Software as a Service (“SaaS”).

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

The hottest technology in the over the top (“OTT”) market and the biggest challenge in the OTT market is “Live Linear Channel Broadcasting” and “Live Event Broadcasting” to equal standard television broadcasting on cable and satellite TV. This type of technology is superior to video on demand (VOD) streaming technology in both acquisition and delivery. The growth of OTT video delivery has been significant. Revenue in the OTT Video market is projected to reach $316 billion in 2024. VuMe has many technology advantages including: Artificial Intelligence (“AI”); the ability to simultaneously access millions of users simultaneously with virtually no latency equivalent to standard television broadcasting; global distribution (without interruption) on cellular and Wi-Fi; and a fully interactive menu user interface and worldwide advertising brokers in place.

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

VuMe has the ability to create a “Master Network Mobile App” that can allow for a multiple channel build out, each with its own unique Pay Per View charge (optional). This means a company can have a live event channel per country with a different price per user based on the economics of that country. VuMe has unlimited channel build out (e.g. a company could have 50 channels or 1000 channels). Any telecommunications company can have professional looking displays and user interfaces for mobile with VuMe, similar to what the large telecommunications companies provide. A Master Network App also allows a network to expand into other categories by country (e.g. additional sports categories for various sports by country). Expansion can focus on audience aggregation for sports and other forms of entertainment categories. Pay-Per View is an option for these expanded categories as well. We have built-in worldwide ad brokers for pre-roll commercial ads so that revenue can be generated as soon as possible. There is also potential to upsell to existing advertisers and sponsors and it can be brand specific by country.

VuMe Distribution Plan

VuMe Technology's ambitious global distribution plan represents a strategic initiative poised to significantly impact the Mobile TV broadcasting and social media industries. This comprehensive approach encompasses a range of key strategies aimed at expanding market reach, leveraging innovative technologies, and establishing pivotal partnerships.

In the realm of market expansion, VuMe is set to enter new global markets by collaborating with essential stakeholders, including telecom operators, content providers, and technology companies. Through these collaborations, the company aims to establish a robust and extensive distribution network that can effectively reach diverse audiences around the world. The emphasis on localized content delivery is a key component of this strategy, ensuring that the content provided is not only of high quality but also culturally relevant, resonating with the unique preferences of users in different regions.

Integral to VuMe's global distribution plan is the integration of cutting-edge technologies, such as augmented reality (AR) and virtual reality (VR). This technological integration is designed to elevate user experiences within the Mobile TV broadcasting and social media realms. By providing an immersive and interactive content delivery platform, VuMe seeks to redefine industry standards and offer users a novel and engaging entertainment experience.

In the context of Mobile TV broadcasting, the impact of VuMe's global distribution plan is evident in the enhancement of user experiences. The provision of high-quality content, coupled with advanced features, sets VuMe apart. The strategy not only caters to a diverse audience but also transcends geographical barriers, making on-the-go entertainment accessible to users worldwide.

The social media industry, too, experiences a transformative impact with VuMe's global distribution plan. The introduction of opportunities for content monetization, coupled with interactive engagement through AR and VR technologies, positions VuMe as a catalyst for innovation. Additionally, the seamless integration across various social media platforms fosters a cohesive and dynamic content ecosystem, reinforcing VuMe Technology's role as a trailblazer in the convergence of entertainment and technology on a global scale.

In conclusion, VuMe Technology's global distribution plan is a comprehensive and forward-thinking strategy that not only expands market reach but also redefines the standards for user experiences in both Mobile TV broadcasting and social media. Through strategic partnerships, localized content delivery, and innovative technological integrations, VuMe is poised to leave a lasting impact on the entertainment landscape, offering users a dynamic and immersive content ecosystem that transcends geographical boundaries.

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

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in the “Risk Factors” section of this Form 10-K.

Our Corporate Information

We are a Florida corporation. Our principal executive offices are located at 501 W. Broadway, Suite 800, San Diego, CA 92101, and our telephone number is (619) 301-4200. Our website address is http://www.tptglobaltech.com. Information on or accessed through our website is not incorporated into this Form 10-K and is not a part of this filing.

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

COMPETITION, COMPETITORS, REGULATION AND TAXATION

In the competitive landscape faced by VuMe Super App, VuMe Mobile, and GSM eSIM technology, the interplay of competition, competitors, regulation, and taxation creates a dynamic and challenging environment. The market is characterized by intense competition from a spectrum of players, including established technology giants and agile startups. These competitors offer a range of products and services, such as advanced mobile devices and integrated digital applications, that directly compete with VuMe's offerings. The varied nature of these competitors necessitates that VuMe continuously innovate in its products, marketing strategies, and customer service to maintain its competitive edge.

VuMe, however, is competitively positioned to capture market share from its competitors due to several key factors. First, VuMe Super App offers an integrated, all-in-one solution that effectively combines communication, entertainment, and productivity features. This multifunctionality differentiates it in a market where most apps focus on single functionalities. Additionally, VuMe Mobile is designed with cutting-edge technology and premium features that appeal to tech-savvy consumers looking for high-quality and high-performance devices. The incorporation of GSM eSIM technology positions VuMe as a leader in innovative connectivity solutions, catering to the needs of global travelers and tech enthusiasts who value convenience and security.

Regulation and compliance are critical in the technology sector, especially concerning data privacy, security, and consumer protection. VuMe's commitment to adhering to regional and international regulations bolsters its reputation as a trustworthy and reliable brand. This adherence to regulatory standards not only ensures legal compliance but also builds customer trust, which is crucial in capturing market share.

In terms of taxation, VuMe's strategic financial planning and understanding of complex tax structures across different regions contribute to its competitive positioning. Efficient management of taxation requirements ensures financial stability and allows VuMe to offer competitive pricing, further enhancing its market appeal.

In summary, while the competitive landscape presents numerous challenges, VuMe is well-positioned to gain market share from its competitors. Its unique product offerings, commitment to innovation, adherence to regulatory standards, and strategic financial management place it at a competitive advantage. By leveraging these strengths, VuMe is poised to become a formidable player in the technology sector, differentiating itself in a market crowded with diverse competitors.

Competition

In summary, the competitive landscape facing VuMe Super App, VuMe Mobile, and GSM eSIM technology is both diverse and dynamic, marked by the presence of a wide array of competitors ranging from established tech giants to emerging startups. These competitors offer similar products and services, creating a highly competitive environment. A key characteristic of this landscape is the rapid pace of technological advancements, which necessitates continuous innovation and adaptation to stay ahead. Established brands benefit from significant market penetration and strong brand loyalty, presenting a challenge for newer entrants like VuMe to build recognition and trust. Pricing strategies vary significantly across competitors, with some focusing on premium offerings while others target cost-conscious consumers with more affordable options. Global reach and the ability to effectively localize products to meet regional preferences are crucial in achieving international market success. Furthermore, offering exceptional customer experiences and responsive service is a major differentiator in this space. Lastly, adherence to data privacy and security regulations is critically important in gaining consumer trust. VuMe's approach in this competitive scenario involves capitalizing on its unique integrations and features, such as the all-encompassing VuMe Super App, the advanced functionalities of VuMe Mobile, and the innovative aspects of GSM eSIM technology. A focus on building strong brand recognition, delivering customer-centric solutions, and maintaining a cutting-edge technological edge are central to VuMe's strategy to establish itself as a formidable player in the competitive technology market.

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

Government Regulation

Government regulations in the technology sector play a crucial role in shaping the operational landscape for companies like VuMe. These regulations typically focus on ensuring data privacy, securing consumer rights, managing competition, and upholding cybersecurity standards. Data protection laws, such as the GDPR in the European Union and various national laws in other countries, require companies to handle consumer data with utmost care, providing transparency about its use and granting users control over their personal information. This necessitates robust data management systems and regular compliance checks for companies operating internationally. Additionally, consumer protection regulations mandate that technology products meet certain safety and performance standards, often requiring rigorous testing and quality assurance processes. Antitrust laws are also significant, designed to prevent monopolistic practices and ensure fair competition in the market. These laws can affect company strategies, particularly regarding mergers, acquisitions, and market entry. Cybersecurity regulations are increasingly important, as companies are required to implement strong security measures to protect against data breaches and cyber threats. These regulations often evolve rapidly, responding to new technological developments and emerging security challenges. For companies like VuMe, navigating these government regulations is essential not only for legal compliance but also for maintaining consumer trust and a strong market reputation. Regular updates to compliance strategies and proactive engagement with regulatory developments are critical in this constantly changing regulatory landscape.

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

Federal Regulation

Federal regulation in the technology sector is an essential aspect that companies like VuMe must navigate meticulously. These regulations are primarily aimed at ensuring consumer protection, data privacy, cybersecurity, and fair competition. In the United States, federal bodies such as the Federal Communications Commission (FCC) and the Federal Trade Commission (FTC) play key roles in enforcing these regulations. The FCC oversees telecommunications, managing spectrum allocation and setting standards for communication devices, which is particularly relevant for companies dealing with mobile technologies and wireless communication. The FTC focuses on protecting consumer rights and preventing deceptive business practices, which includes overseeing advertising, marketing, and data privacy practices. Additionally, regulations like the Children's Online Privacy Protection Act (COPPA) and the Health Insurance Portability and Accountability Act (HIPAA) impose specific requirements on companies handling children's data and health-related information, respectively. Cybersecurity is another critical area, with federal mandates requiring robust security measures to protect against data breaches and cyber threats, a concern that is increasingly paramount in the tech industry. Compliance with these federal regulations is not just a legal necessity but also crucial for maintaining consumer trust and a solid market reputation. Companies like VuMe must continuously monitor and adapt to these regulatory changes, incorporating them into their business operations and strategies to ensure compliance and protect their customer base.

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

LICENSES

None.

TITLE TO PROPERTIES

None.

BACKLOG OF ORDERS

None.

GOVERNMENT CONTRACTS

We have no government contracts.

COMPANY SPONSORED RESEARCH AND DEVELOPMENT

We are not conducting any research.

NUMBER OF PERSONS EMPLOYED

We have approximately 10 employees who work approximately 20 hours per week. All officers work approximately 50 hours per week. Directors work as needed.

WEBSITE

Our corporate website address is www.tptglobaltech.com.

DESCRIPTION OF PROPERTIES/ASSETS

(a)	Real Estate.	None.
(b)	Title to properties.	None.
(c)	Patents, Trade Names, Trademarks and Copyrights	See below.

Our executive offices are located in San Diego, California. We do not own any real property, but lease and office space consisting of approximately 3,000 sq. ft. among all of our corporate and subsidiary locations. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet the current needs of our business.

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

RISK FACTORS

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

Special Information Regarding Forward-Looking Statements

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, clinical developments which management expects or anticipates will or may occur in the future, including statements related to our technology, market expectations, future revenues, financing alternatives, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in this Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. For additional information regarding forward-looking statements, see “Forward-Looking Statements.”

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

As of December 31, 2023, the total debt or financing arrangements was $9,889,567, of which approximately $7,795,326 or 19% of total current liabilities is past due.  As of December 31, 2023, the Company had financing lease liability-related amounts of $738,847.  Our inability to renegotiate our indebtedness may cause lien holders to obtain possession of a good portion of our assets which would significantly alter our ability to generate revenues and obtain any additional financing.

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

We are dependent on Internet access to deliver our service offerings. If new regulations are imposed that limit the use of the internet or impose significant taxes on services delivered via the internet, it could change our cost structure and/or affect our business model. The significant changes in regulatory costs or new limitations on Internet use could impact our ability to operate as we anticipate, could damage our reputation with our customers, disrupt our business or result in, among other things, decreased net revenue and increased overhead costs. As a result, any such failure could harm our business, financial condition and results of operations.

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

Our business has changed significantly as a result of acquisitions, which entail numerous risks including:

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

Our revenues and growth may be constrained due to demand exceeding the capacity of our systems or our inability to develop solutions.

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

We depend on contract manufacturers to produce and deliver acceptable, high-quality products on a timely basis. We also depend on a limited number of third parties to maintain our network facilities. If our contract manufacturer or other providers do not satisfy our requirements, or if we lose our contract manufacturers or any other significant provider, we may have an insufficient network service for delivery to subscribers, we may be forced to suspend portions of our wireless broadband network, enrollment of new subscribers, and product sales and our business, prospects, financial condition and operating results may be harmed.

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

Our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. These competitors may claim that our services and products infringe on these patents or other proprietary rights. Defending against infringement claims, even meritless ones, would be time consuming, distracting and costly. If we are found to be infringing proprietary rights of a third party, we could be enjoined from using such third party’s rights and be required to pay substantial royalties and damages and may no longer be able to use the intellectual property on acceptable terms or at all. Failure to obtain licenses to intellectual property could delay or prevent the development, manufacture or sale of our products or services and could cause us to expend significant resources to develop or acquire non-infringing intellectual property.

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

Mr. Thomas may have interests that diverge from those of other holders of our common stock, and he owns our super majority voting Series A stock. As a result, Mr. Thomas may vote the shares he owns or otherwise cause us to take actions that may conflict with your best interests as a stockholder, which could adversely affect our results of operations and the trading price of our common stock.

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

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2023 and 2022. Financing activities described below have helped with working capital and other capital requirements.

We incurred $10,401,590 and $21,749,920, respectively, in losses, and we used $525,539 and $226,493, respectively, in cash for operations for the years ended December 31, 2023 and 2022. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-lived assets and share-based compensation which totaled to a net $6,259,293 for 2023 and $16,746,502 for 2022.

In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.  For the year ended December 31, 2023, we had a net increase in our assets and liabilities of $3,738,248 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and an increase in the balances from our operating lease liabilities.  For the year ended December 31, 2022, we had a net increase to our assets and liabilities of $4,776,925 for similar reasons.

Cash flows from financing activities were $483,363 and $(180,525) for the years ended December 31, 2023 and 2022, respectively.  For the year ended December 30, 2023, these cash flows were generated from proceeds from convertible notes, loans and advances of $433,500 and from notes payable – related parties of $166,188 offset by payment on convertible loans, advances and factoring agreements of $83,620.  For the year ended December 31, 2022, these cash flows were generated from proceeds from convertible notes, loans and advances of $1,256,187 offset by payment on convertible loans, advances and factoring agreements of $1,391,580.

Cash flows provided by (used in) investing activities were $0 and $(22,747), respectively, for the years ended December 31, 2023 and 2022 primarily related to the acquisition of property and equipment for 2022.

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

The Company has convertible debt and preferred stock outstanding for which common shares would be required to be issued upon exercise by the holders.  As of December 31, 2023, the following shares would be issued:

Convertible Promissory Notes	73,476,125,073
Series A Preferred Stock (1)	175,986,864,598
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	923,742,574
Series E Preferred Stock (3)	40,465,485,149
290,983,922,753

___________

(1)

Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of the then outstanding common stock upon conversion. The Company would have to authorize additional shares for this to occur as only 4,500,000,000 shares were authorized as of December 31, 2023. There are 15,000,000,000 shares authorized as of January 17, 2024.

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

Stock Options

There are currently no stock options outstanding.

On October 14, 2017, the Board of Directors and majority stockholders of TPT approved the 2017 TPT Global Tech, Inc. Stock Option and Award Incentive Plan (“the 2017 Plan.”) There are 20,000,000 shares of our common stock reserved under the 2017 Plan.

On February 1, 2024, by unanimous written consent, the Board of Directors and Majority Shareholder of TPT Global Tech, Inc. (the “Company”) approved and adopted an amendment and restatement of the 2024 TPT Global Tech, Inc. Stock Option, Compensation, and Award Incentive Plan (the “Plan”) to increase the maximum number of common shares, with a par value of $0.001 (“Common Shares”), available for grant to participants under the Plan to 3,500,000,000 Common Shares. In addition, the Plan was amended to define “Eligible Person” as an Employee, Consultant (Person or Professional Services Company) or Director of the Company, any Parent or any Subsidiary. A company other than a Professional Services Company is NOT eligible and “Issuance for Compensation for Services” shall mean the issuance for valuable and adequate consideration determined by the Board as determined by performance pursuant to an agreement. This Plan amends and supersedes any and all prior Plans.

Warrants

As of December 31, 2023, there were 129,116,666 warrants outstanding that expire in five years or in the years ended December 31, 2024 -2027.  As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 1,000,000 warrants to purchase 1,000,000 common shares of the Company at 70% of the current market price.  Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice.

On January 31, 2022, TPT Global Tech, Inc. issued warrants in conjunction with the issuance of Talos and Blue Lake Note Agreements.  Warrants to purchase 18,116,666 shares of common stock at $0.015 per share.

The warrants issued under these convertible promissory notes were considered derivative liabilities valued at $40,817 of the total $9,827,723 derivative liabilities as of December 31, 2023. See Note 5.

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

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring business opportunity from any affiliate or officer or director. (See “Conflicts of Interest” at page 81.)

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

Our directors’ liability to us and our shareholders is limited.

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

Unless we can generate revenues sufficient to implement our Business Plan, we will need to obtain additional financing through debt or bank financing, or through the sale of shareholder interests to execute our Business Plan. We expect to need at least $50,000,000 in the next twelve months in capital or loans to complete our plans and operations. We may not be able to obtain this financing at all. We have not sought commitments for this financing, and we have no terms for either debt or equity financing, and we realize that it may be difficult to obtain on favorable terms. Moreover, if we issue additional equity securities to support our operations, Investor holdings may be diluted. Our business plans are at risk if we cannot continually achieve additional capital raising to complete our plans.

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

The growth of our business is dependent, in large part, upon the development of sales for our services and product offerings. Market opportunities that we expect to exist may not develop as expected, or at all. For example, a substantial percentage of our service offerings is oriented around data access. If lower cost alternatives are developed, our sales would decrease, and our operating results would be negatively affected. Moreover, even if market opportunities develop as expected, new technologies and service offerings introduced by competitors may significantly limit our ability to capitalize on any such market opportunity. Our failure to capitalize on expected market opportunities would adversely affect revenue growth.

The lack of operating history and the rapidly changing nature of the market in which we compete make it difficult to accurately forecast revenues and operating results. We anticipate that revenues and operating results might fluctuate in the future due to a number of factors including the following:

•	the timing of sales for current services and products offerings;

•	the timing of new product implementations;

•	unexpected delays in introducing new services and products offerings;

•	increased expense related to sales and marketing, product development or administration;

•	the mix of products and our services offerings;

•	costs related to possible acquisitions of technology or business; and

•	costs of providing services.

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

We are a “penny stock” company. Our common stock currently trades on the OTCPINK under the symbol “TPTW” and will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

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

Inventory in penny stocks have limited remedies in the event of violations of penny stock rules. While the courts are always available to seek remedies for fraud against us, most, if not all, brokerages require their customers to sign mandatory arbitration agreements in conjunctions with opening trading accounts. Such arbitration may be through an independent arbiter. Investors may file a complaint with FINRA against the broker allegedly at fault, and FINRA may be the arbiter, under FINRA rules. Arbitration rules generally limit discovery and provide more expedient adjudication, but also provide limited remedies in damages, usually only the actual economic loss in the account. Investors should understand that if a fraud case is filed against a company in the courts, it may be vigorously defended and may take years and great legal expenses and costs to pursue, which may not be economically feasible for small investors.

That absent arbitration agreements related to brokerage accounts; specific legal remedies available to investors of penny stocks include the following:

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

Outside of this offering, convertible debt arrangements and convertible preferred stock that exist, there are no intended sales of common stock.

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

We will continue to be a reporting company due to the effectiveness of a Form 8-A to be filed concurrent with the acceptance of the NASDAQ listing.

We are subject to the reporting requirements under the Securities and Exchange Act of 1934, Section 13a, due to the effectiveness of previous offerings, pursuant to Section 15d of the Securities Act and we intend to be registered under Section 12(b) concurrent with a NASDAQ listing. As a result, shareholders will have access to the information required to be reported by publicly held companies under the Exchange Act and the regulations thereunder. As a result, we will be subject to legal and accounting expenses that private companies are not subject to and this could affect our ability to generate operating income.

Sales of common stock resulting from issuances of common stock for conversions by our convertible noteholders or Rule 144 sales in the future will have a depressive effect on our common stock price.

Most of our convertible noteholders have rights to convert their notes at significant discounts to the market prices as shown in the schedule below, for sale under the requirements of Rule 144 or other applicable exemptions from registration under the Act and perhaps under registration statements which the company is preparing to file in the next thirty days. Rule 144 provides in essence that a person who has held restricted securities for six months, or is deemed to have held them due to the issuance by the Company of convertible notes under certain conditions, may sell those shares in brokerage transactions. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders underlying the convertible notes, will have a depressive effect upon the price of the common stock in the market, since they are issued at a discount to market-often 50-60% of the lowest bid for differing periods, and sales can be expected at some discounted prices, with larger than normal volumes.  We have also issued warrants that allow for the purchase of shares at significant discounts to the market prices, often 50% of the ten day low bids, or other highly discounted rates, which would allow the holders of those warrants to sell shares into the market at a profit over their discounted price, which could have the effect of depressing the price of the shares in the market.

We may not successfully meet the NASDAQ Requirements for a listing of our stock, in which case this offering will not occur.

NASDAQ Requirements for listing include the following:

a)

$4.00 trading price for 30 trading days. Reverse Split of the issued and outstanding shares is necessary in order to meet this criteria, which must be accomplished by the Company, and has not yet been completed.

b)	$4,000,000 net shareholder’s equity to be accomplished through this offering.

c)	SEC Section 12(b) Registration which has not been achieved.

d)	At least 100,000 shares of public float. This criteria has been accomplished.

e)	A minimum of 300+ shareholders. This criteria has been accomplished.

f)	Total assets of $4,000,000. Will be accomplished through this offering.

g)	At least two market makers.

h)	Public float market value of $1,000,000. This criteria has been accomplished.

i)	Specific corporate governance such as committees and independent Directors in those committees. To be determined prior to effectiveness.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

We place the utmost importance on the security of our systems and the data we handle. We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management system and processes.

To identify and assess risks from cybersecurity threats, we evaluate a variety of developments including threat intelligence, vulnerabilities of third parties, including any auditors or consultants who advise on our cybersecurity systems, evolving regulatory requirements, and observed cybersecurity incidents, among others. We regularly conduct risk assessments to evaluate the maturity and effectiveness of our systems and processes in addressing cybersecurity threats and to identify any areas for remediation and opportunities for enhancements. The results of such assessments are evaluated by management and reported to our board of directors, and we continue to adjust our cybersecurity policies, standards, processes, and practices as necessary.

Our Board is responsible for the oversight of risks from cybersecurity threats and directly oversees our cybersecurity policies and practices, internal controls regarding information security, and compliance with legal and regulatory requirements regarding cybersecurity risks. The Board receives regular reports and updates on cybersecurity matters from our management, including developments on existing and new cybersecurity risks and how management is addressing and/or mitigating such risks, cybersecurity and data privacy incidents (if any), the status of key information security initiatives, vulnerability assessments, as well as on existing and emerging threat landscapes. Additionally, on at least an annual basis, the Board reviews and discusses with management our policies and programs with respect to cybersecurity threats.

We do not have a dedicated security team, but our Chief Executive Officer monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in accordance with our incident response and recovery plans. Threats and incidents that are identified as potentially significant are promptly reported to the Board. Our dedicated CEO has over 20 years of experience in managing and monitoring cybersecurity.

While risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition, we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for further information regarding cybersecurity risks.

ITEM 2. PROPERTIES.

Description of properties/assets

(a)	Real Estate.	None.
(b)	Title to properties.	None.
(c)	Patents, Trade Names, Trademarks and Copyrights	See below.

Our executive offices are located in San Diego, California. We do not own any real property, but lease an office space consisting of approximately 3,000 sq. ft. among all of our corporate and subsidiary locations. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet the current needs of our business.

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

ITEM 3. LEGAL PROCEEDINGS.

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019.   More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months.  EMA has claimed in excess of $7,614,967 in relief.  The Company has filed a motion in response for which EMA has filed a motion to dismiss.   The Company does not believe at this time that any negative outcome would result in more than the $1,006,997 it has recorded on its balance sheet as of December 31, 2023.

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc.  The claim derives from an outstanding debt by incurred by Copperhead Digital.  The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid.  The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030 plus interest, costs and attorney fees.  The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of December 31, 2023 for this subsidiary payable.

We have been named in a lawsuit by a collection law firm on behalf of American Tower and related entities, against TPT Global Tech, Inc.  The claim derives from an outstanding debt or unpaid tower lease payments. The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal or negotiation of the claims which amounts to $2,891,886, including payment due for all future tower payments not yet incurred under various tower lease agreements.  The Company has accounted for approximately $2,959,594 in payables and operating lease liabilities on its consolidated balance sheet as of December 31, 2023 for this liability. Management does not believe any negative outcome to this lawsuit would amount to more than this.

In total, lawsuits are being threatened or have been put forth by vendors in relation to tower lease payments in accordance with tower lease agreements that were entered into.  The claims are currently being investigated or negotiated and the amount in controversy being claimed is approximately $5,556,484, which the Company has accounted for $5,926,731 in its consolidated balance sheet as of December 31, 2023.

We have been named in lawsuits by three merchant debt companies, Mr. Advance, CLOUDFUND and Fox Capital versus TPT SpeedConnect and TPT for non-payment under the debt agreements for which the companies received judgements against the TPT SpeedConnect and TPT.  The judgements totaled $633,264, including legal and other fees for which the Company had $624,531 recorded in Debt Financing Agreements of which $87,065 was remitted to Mr. Advance during the year ended December 31, 2023 leaving an accrued balance of $537,466 as of December 31, 2023.  We are in negotiations with these companies to restructure payment and work out acceptable terms.  Management believes it will not have to pay more than what it has recorded in accounts payable.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTCPINK under the symbol “TPTW”. Because we are quoted on the OTCPINK, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCPINK for the periods indicated.

	2023		2022		2021
Quarter Ended	High	Low	High	Low	High	Low
March 31	$.0021	$.0009	$0.0154	$0.007	$0.10	$0.03
June 30	$.0015	$.0008	$0.0132	$0.0049	$0.04	$0.01
September 30	$.0017	$.0009	$0.0075	$0.001	$0.07	$0.01
December 31	$.0012	$.0001	$0.0119	$0.0015	$0.03	$0.01

Quotations on the OTCPINK reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock will be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the NASDAQ system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers are and may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Holders

As of December 31, 2023, we have 438 shareholders of record of our common stock. Sales under Rule 144 are also subject to manner  of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144, a person who has not been an affiliate at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least 6 months, is entitled to sell shares without complying with the manner of sale, volume limitation or notice provisions of Rule 144.

2,456,634,910 shares of our common stock are outstanding as of December 31, 2023. The Holder of the Series A Preferred stock has agreed and will convert to 60% of the common stock then outstanding after conversion concurrent with any exchange listing which will result in issuance of another approximately 175,986,864,598, calculated as of December 31, 2023, shares of common stock.  In addition, the Series D and E Preferred Stock and certain of the convertible debt outstanding have automatic conversion features which would also cause common stock to be issued.

Assuming the conversion of the Series A Preferred Stock and all other automatically convertible preferred stock and all other convertible debt, there would be 290,983,922,753 common shares outstanding as of December 31, 2023

Dividends

As of the filing of this Form 10-K, we have not paid any dividends on our common stock to shareholders. The Series D and Series E Preferred Stock will be paid 6% per annum on a cumulative basis, in cash or in registered common stock. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future, except limitations under financing agreements. The Florida Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends on our capital stock in the foreseeable future. It is the present intention of management to utilize all available funds and future earnings for the development of the Company’s business. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant. Our future ability to pay cash dividends on our capital stock may be limited by any future debt instruments or preferred securities.

Common Stock

As of December 31, 2023, we had authorized 4,500,000,000 shares of Common Stock, of which 2,456,634,910 common shares are issued and outstanding.   On January 17, 2024, this was increased to 15,000,000,000.

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

Preferred Stock

As of December 31, 2023, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.

All Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Series A Convertible Preferred Stock

The Company designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock.  In February 2015, the Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock to Stephen Thomas, Chairman, CEO and President of the Company, valued at $3,117,000 for compensation expense.  These shares are outstanding as of December 31, 2023.

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

As of December 31, 2023, by amendment,  holders of the Series A Preferred Stock shall, collectively have the right to convert all of their Series A Preferred Stock when conversion is elected into that number of shares of Common Stock of the Company, as amended and restated July 5, 2022 by the Board of Directors and a majority of the outstanding voting shares of the Company, determined by the following formula: 60% of the common shares computed to include all projected conversions of all convertible debt and any other classes of Preferred Stock as if the conversions had taken place at the stated conversion price per share (i.e. for the avoidance of doubt – “fully diluted” as if such conversion had occurred prior to the Series A conversion.) The Company determined that due to the significance of the amendment, it should be accounted for as an extinguishment and fair valued the amended Series A Preferred Stock at $42,983,742, creating a deemed dividend of $39,866,742.  The valuation of the amended Series A Preferred Stock was done by a qualified independent third party.

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

There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2023.

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

There are no shares of Series C Convertible Preferred Stock outstanding as of December 31, 2023.  There are approximately $553,100 in convertible notes payable convertible into Series C Convertible Preferred Stock which compromise some of the common stock equivalents calculated in Note 1.

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

As of December 31, 2023, there are 46,649 Series D Preferred shares outstanding.

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

As of December 31, 2023, there are 2,043,507 Series E Preferred shares outstanding as a result of exchanges of accounts payable, financing arrangements and lease agreements.  The Series E Preferred shares were given a fair value by a third-party valuation of $6.53 per share for which they were recorded as of December 31, 2022.  The difference between the valuation at $6.53 per share or $13,344,101 and the amount of accounts payable, financing arrangements and lease agreement balances of $10,987,307 or $2,356,794 was recorded as a loss on debt extinguishment for the year ended December 31, 2022.

The Series E Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Warrants Issued with Convertible Promissory Notes

As of December 31, 2023, there were 129,116,666 warrants outstanding that expire in five years or in the years ended December 31, 2024 -2027.  As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 1,000,000 warrants to purchase 1,000,000 common shares of the Company at 70% of the current market price.  Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice.  However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

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

The warrants issued under these convertible promissory notes were considered derivative liabilities valued at $40,817 of the total $9,827,723 derivative liabilities as of December 31, 2023. See Note 5.

Common Stock Reservations

The Company has reserved internally 1,000,000 shares of Common Stock of the Company for the purpose of raising funds to be used to pay off debt described in Note 5.

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employees and consultants as consideration for services rendered and that will be rendered to the Company.

Agreement to Convert Debt

On July 31, 2023, the Company and Michael Murphy, shareholder and debt holder, entered into a Conversion Shares Purchase Agreement by which Mr. Murphy has agreed to an automatic conversion of his outstanding principal debt, as well as related accrued interest if elected by Mr. Murphy, into shares of the Company’s Series E Preferred Stock or an equity stock that subsequent to the agreement the Company may have issued to any party that has favorable terms to the Series E Preferred Stock, upon the Company’s intended uplist to a major exchange in conjunction with its capital raise through the capital markets.  This principal amount is $2,397,329 as of December 31, 2023.

Transfer Agent

The transfer agent for our securities is Clear Trust, with offices at 16540 Pointe Village Dr., Suite 210, Lutz, Florida 33558, Phone (813) 235-4490.

Authorized but Unissued Shares

Our authorized but unissued shares of Common Stock and preferred stock will be available for future issuance without stockholder approval, except as may be required under the listing rules of any stock exchange on which our Common Stock is then listed. We may use additional shares for a variety of corporate purposes, including future public offerings to raise additional capital, corporate acquisitions and employee benefit plans. The existence of authorized but unissued shares of Common Stock and preferred stock could render more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise.

Penny Stock Considerations

Our shares will be “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00 per share. Thus, our shares will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock. Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt.

In addition, under the penny stock regulations, the broker-dealer is required to:

•	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
•	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value, and information regarding the limited market in penny stocks; and
•	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

2024 Conversions (Subsequent to December 31, 2023)

	Date	Principal	Accrued Int & Fees	Share Amounts	Price Per Share
FirstFire	2/28/2024	87,500	—	125,000,000	0.0007
		87,500		125,000,000

1800 Diagonal	1/2/2024	26,000	—	115,555,556	0.000225
	1/8/2024	26,000		115,555,556	0.000225
	2/5/2024	12,136	—	53,938,933	0.000225
		64,136	—	285,050,045
		151,636		410,050,045

2023 Conversions

	Date	Principal	Accrued Int & Fees	Share Amounts	Price Per Share
FirstFire	2/14/2023	60,000	—	50,000,000	0.0012
	2/27/2023	78,000	—	65,000,000	0.0012
	3/14/2023	78,000	—	65,000,000	0.0012
	7/24/23	96,000	—	80000000	0.0012
	11/8/2023	102,000	—	85,000,000	0.0012
		414,000	—	345,000,000

Cavalry Investment	1/30/2023	22,000		18,333,334	0.0012
	2/17/2023	27,000	—	22,500,000	0.0012
		49,000	—	40,833,334

Cavalry Fund I	1/30/2023	44,000		36,666,667	0.0012
	2/17/2023	54,000	—	45,000,000	0.0012
	3/8/2023	33,230	—	36,922,043	0.0009
		131,230	—	118,588,710

1800 Diagonal	1/4/2023	35,000		31,818,182	0.0011
	1/6/2023	40,000	—	36,363,636	0.0011
	1/17/2023	50,000	—	41,666,667	0.0012
	1/20/2023	21,094	—	17,577,958	0.0012
	8/10/23	17,000	—	25,000,000	0.0007
	10/31/23	14,000	—	93,333,333	0.00015
	11/7/23	35,530	—	93,500,000	0.00038
	12/18/23	8,000		106,666,667	0.000075
	12/20/23	5,625		75,000,000	0.000075
	12/26/23	26,000	—	115,555,556	0.000225
		252,249	—	636,481,999

Total Conversions 2023		846,479	—	1,140,904,043

2022 Conversions
	Date	Principal	Accrued Int & Fees	Share Amounts	Price Per Share
FirstFire	9/15/2022	59,160	—	17,000,000	0.0035
	10/19/2022	61,875	—	50,000,000	0.0012
	12/14/2022	125,625	—	50,000,000	0.0025
		246,660	—	117,000,000

Talos	9/1/2022	271,750	28,925	40,090,000	0.0075
		271,750	28,925	40,090,000

Blue Lake	9/8/2022	263,585	96,863	48,059,600	0.0075
		263,585	96,863	48,059,600

Cavalry Investment	11/15/2022	18,000	—	15,000,000	0.0012
		18,000	—	15,000,000

Cavalry Fund I	10/25/2022	—	25,000	20,161,290	0.0012
	11/15/2022	36,000	—	30,000,000	0.0012
		36,000	—	50,161,290

1800 Diagonal	11/17/2022	25,000	—	20,833,333	0.0012
	12/22/2022	40,000	—	20,000,000	0.0020
	12/30/2022	25,000	—	22,727,273	0.0011
		90,000	—	63,560,606

Total Conversions 2022		925,995	147,288	333,871,496

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2023.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2023, we had an accumulated deficit totaling $116,837,671. This raises substantial doubts about our ability to continue as a going concern.

We generate revenues primarily through telecommunications and Internet services and as a provider of ecommerce and cloud solutions in the western United States.

PLAN OF OPERATIONS

Our Capital Budget for the next 12 months

Estimate of Liquidity and Capital Resource Needs

If we can raise sufficient capital resources, we intend to expend significant funds after our intended funding event equally throughout 2024 as follows.

Product and technology engineering and development	$5,000,000
Equipment purchases	5,000,000
Repayment of short-term debt and other financing arrangements	9,000,000
Business development and business acquisitions	10,000,000
General working capital, investor relations, internal controls, and other human capital and other corporate purposes	17,000,000
Brokerage commissions and expenses	4,000,000
$50,000,000

Although the items set forth above indicate management’s present estimate of our liquidity and capital resource needs, we may have different needs or utilize corporate liquidity and capital resources for other corporate purposes. Our actual use of liquidity and capital resources may vary from these estimates because of a number of factors, including whether we are successful in completing future acquisitions, whether we obtain additional funding, what other obligations have been incurred by us, the operating results of our initial acquisition activities, and whether we are able to operate profitably. If our need for liquidity and capital resources increases, we may seek additional funds through any financing opportunity available to us. There are no current commitments for any such financing opportunity, and there can be no assurance that these funds may be obtained in the future if the need arises.

RESULTS OF OPERATIONS

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 –

During the year ended December 31, 2023, we recognized total revenues of $3,297,916 compared to the prior period of $7,309,996. The decrease is largely attributable to the decrease in internet customers from attrition and the discontinuance of unprofitable operating locations.

Gross profit for the year ended December 31, 2023 was $962,141 compared to $1,511,965 for the prior period. Gross margin percentage increased from 21% to 29% largely as a result of the closure of less profitable towers within the remaining internet customer base.

During the year ended December 31, 2023, we recognized $5,344,183 in operating expenses compared to $15,441,594 for the prior period. The decrease was in large part attributable to the research and development expense of $1,750,000 in the prior period from the acquisition of a software developed by a third party and impairments in the prior period for goodwill and long-lived assets of $7,283,276 offset by an increase in professional fees in large part due to a convertible note payable issued for Asberry Series A Stock and consulting fees for artificial intelligence work.

Derivative expense the current period was $5,436,087 compared to $650,071 for the prior period. This results from the accounting for derivative financial instruments and is largely dependent on the company’s common stock trading price.

The gain on debt extinguishment of $632,220 for the current period results from conversions of derivative debt for common shares.  The prior year loss on debt extinguishments also was from conversions of derivative debt but also exchanges of debt for Series E Preferred Stock.

Interest expense decreased for the year ended December 31, 2023 compared to the prior period by $2,995,986. The decrease comes largely from the amortization of debt discounts and default provisions on the Company’s derivative securities in the prior year.

During the year ended December 31, 2023, we recognized a net loss of $10,401,590 compared to $21,749,920 for the prior period. The difference was loss on debt conversions, interest expense and impairments in the prior year compared to the current year.

During the year ended December 31, 2022, the Company amended its series A Preferred Stock which resulted in a deemed dividend of $39,866,742 due to an increase in fair value of the Preferred A stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2023 and 2022. Financing activities described below have helped with working capital and other capital requirements.

We incurred $10,401,590 and $21,749,920, respectively, in losses, and we used $525,539 and $226,493, respectively, in cash for operations for the years ended December 31, 2023 and 2022. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-lived assets and share-based compensation which totaled to a net $6,259,293 for 2023 and $16,746,502 for 2022.

In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.  For the year ended December 31, 2023, we had a net increase in our assets and liabilities of $3,738,248 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and an increase in the balances from our operating lease liabilities.  For the year ended December 31, 2022, we had a net increase to our assets and liabilities of $4,776,925 for similar reasons.

Cash flows from financing activities were $483,363 and $(180,525) for the years ended December 31, 2023 and 2022, respectively.  For the year ended December 31, 2023, these cash flows were generated from proceeds from convertible notes, loans and advances of $433,500 and from notes payable – related parties of $166,188 offset by payment on convertible loans, advances and factoring agreements of $83,620.  For the year ended December 31, 2022, these cash flows were generated from proceeds from convertible notes, loans and advances of $1,256,187 offset by payment on convertible loans, advances and factoring agreements of $1,391,580.

Cash flows provided by (used in) investing activities were $0 and $(22,747), respectively, for the years ended December 31, 2023 and 2022 primarily related to the acquisition of property and equipment for 2022.

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

A summary of material terms of our financing arrangements as of December 31, 2023 is as follows:

	Balance	Rate	Due Date	Past Due		Conversion	Secured
Third party debt:
Loans and advances	$105,092	3.76-14%	May 2020 to March 2021	$59,263		None	Company assets
Convertible Notes Payable	3,368,260	6-24%	(1)	$3,390,186	(6)	Convertible at $0.15 to $0.25 per share	Company stock
Factoring Agreements	537,066	30-43%	February 2020 to October 2021	$537,066		None	Receivables
Total third party debt	$4,010,418

Related party debt:
Line of Credit	$2,742,929	1 Mo Libor plus 2.0%	(2)	$2,742,929		None	Trucom assets
Assumed bank loan	397,282	Prime plus 6%	(3)	$397,282		None	Assets
Acquisition Debt (Matrixsites)	1,550,000	0%	(4)	None		None	VuMe Live assets
Acquisition Debt (Lion Phone)	350,000	0%	None	None		None	None
Acquisition Debt (Air Fitness)(4)	115,500	--	February 1, 2021	115,500	(5)	None	Air Fitness assets
Convertible Debt	553,100	4-6%	Various in 2020 and 2021	$553,100		Convertible at $0.15 to $1.00 per share	Company assets
Shareholder Debt	170,338	0%	None	None		None	None
Total related party debt	$5,879,149
Total financing arrangements	$9,889,567

__________

(1) Various dates from December 2019 to June 2020.

(2) Subsequently amended to August 31, 2020.

(3) Assumed bank debt by a shareholder.  Definitive due date not set but no payments are being made.

(4) Payable from first proceeds raised by company.

(5) Air Fitness debt of $115,000 does not bear interest unless in default, is not convertible, is payable six months from origination (August 1, 2020) or as agreed up by the Company and the former owners (currently non-controlling interest holders) of Air Fitness has a security interest in the assets that were acquired.  This Note Payable became delinquent in 2021.

(6)  The past due balance exceeds the book balance as a result of discounts accounted for accounting purposes.

CRITICAL ACCOUNTING POLICIES INCLUDING CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

We use the following criteria described below in more detail for each business unit:

Identify the contract with the customer.

Identify the performance obligations in the contract.

Determine the transaction price.

Allocate the transaction price to performance obligations in the contract.

Recognize revenue when or as we satisfy a performance obligation.

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of operations for the years ended December 31, 2023 and 2022. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the years ended December 31, 2023 and 2022 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the year ended December 31, 2023	For the year ended December 31, 2022
TPT SpeedConnect	$3,007,384	$5,429,010
Blue Collar	285,092	1,522,490
TPT MedTech	—	89,755
Other (1)	5,440	186,741
Total Services Revenues	$3,297,916	$7,227,996
Air Fitness – Product Revenue	—	82,000
Total Product Revenues	$—	$82,000
Total Revenue	$3,297,916	$7,309,996

____________

(1) Includes international sales for the year ended December 31, 2023 and 2022 of $0 and $172,784, respectively, related to TPT Asia.

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 5 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue for TPT SpeedConnect at December 31, 2023 and 2022 are $58,564 and $75,556, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

Revenue for installation services and equipment is billed separately from recurring ISP and telecom services and is recognized when equipment is delivered and installation is completed. Revenue from ISP and telecom services is recognized monthly over the contractual period, or as services are rendered and accepted by the customer.

The Company recognizes revenue when transactions occur. Since installation fees are generally small relative to the size of the overall contract and because most contracts are for two years or less, the impact of not recognizing installation fees over the contract is immaterial.

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

TPT MedTech also offers various products.  One is to build and sell its mobile testing facilities called QuikLABs designed for mobile testing.  This is used by TPT MedTech for its own testing services.  Another is to build customized mobile gyms for exercising.  This is sold to third parties.  Another is medical equipment, one of which is a sanitizing unit called SANIQuik which is used as a safe and flexible way to sanitize providing an additional routine to hand washing and facial coverings.  The SANIQuik has not yet been approved for sale in the United States but has in some parts of the European community.  Revenues from these products are recognized when a product is delivered, the sales transaction considered closed and accepted by a customer.  When deposits are received for which a product has not been delivered, it is recognized as deferred revenue.  Deferred revenue as of December 31, 2023 and 2022 was $0 and $0, respectively. There are no financing terms or variable transaction prices for either of these products. There was no revenue for TPT MedTech for 2023 and it would take an infusion of capital to restart this revenue stream.

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue at December 31, 2023 and 2022. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed. There was no revenue for SDM for 2023 and it would take an infusion of capital to restart this revenue stream.

K Telecom: Prepaid Phones and SIM Cards Revenue

K Telecom generates revenue from reselling prepaid phones, SIM cards, and rechargeable minute traffic for prepaid phones to its customers (primarily retail outlets). Product sales occur at the customer’s locations, at which time delivery occurs and cash or check payment is received. The Company recognizes the revenue when they receive payment at the time of delivery. There are no financing terms or variable transaction prices. There was no revenue for K Telecom for 2023 and it would take an infusion of capital to restart this revenue stream.

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

Revenue was recognized when transactions occurred. Since installation fees were generally small relative to the size of the overall contract and because most contracts were for a year or less, the impact of not recognizing installation fees over the contract was immaterial. There was no revenue for Copperhead Digital for 2023 and it would take an infusion of capital to restart this revenue stream.

Use of Estimates and Critical Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that are considered critical and that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The Company’s consolidated financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

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

Based on historical experience, management generally considers the collection risk related to these accounts receivable to be low. However, when events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded, especially for amounts over 60 days past due.

Share-based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period.

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

We test goodwill balances for impairment on an annual basis as of December 31st or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment using a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. Based on our impairment testing, we recorded impairment charges of $0 and $104,657 of goodwill during the years ended December 31, 2023 and 2022, respectively.

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

Long-Lived Assets

We periodically review the carrying amount of our depreciable long-lived assets for impairment which include property and equipment, intangible assets and right of use assets. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow.  We did not have to make any adjustments as of December 31, 2023.  As of December 31, 2022, we adjusted the net book values of the equipment of TPT SpeedConnect, all intangibles, and the right of use assets as it became doubtful given that the estimated future cash flows would recover the net book values.  We recorded impairment expenses of $7,283,276 for the year ended December 31, 2022 comprised of $954,119 for property and equipment, $3,000,013 for intangibles, $3,224,487 for right of use assets and $104,657 for good will.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share””. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2023, the Company had shares that were potentially common stock equivalents as follows:

Convertible Promissory Notes	73,476,125,073
Series A Preferred Stock (1)	175,986,864,598
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	923,742,574
Series E Preferred Stock (3)	40,465,485,149
290,983,922,753

_______________

1.

As of December 31, 2023, by amendment, holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed upon date of conversion to 60% of the common shares computed to include all projected conversions of all convertible debt and any other classes of Preferred Stock as if the conversions had taken place at the stated conversion price per share (i.e. for the avoidance of doubt – “fully diluted” as if such conversion had occurred prior to the Series A conversion.) The Company would have to authorize additional shares for this to occur as only 4,500,000,000, as of December 31, 2023, shares are currently authorized. Subsequently, the Company increased the authorized common shares to 15,000,000,000.

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

As of December 31, 2023, the Company marked to market the fair value of the debt derivatives and determined a fair value of $9,827,723 ($9,786,906 from the convertible notes and $40,817 from the warrants) in Note 8. The Company recorded an expense of $5,436,087 and $650,071 from change in fair value of debt derivatives for the years ended December 31, 2023 and 2022, respectively. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 214.2% to 558.3%, (3) weighted average risk-free interest rate of 4.01% to 5.26% (4) expected life of .167 to 3.08 years, and (5) the quoted market price of $0.001 for the Company’s common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TPT GLOBAL TECH, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TPT Global Tech, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TPT Global Tech, Inc. (“the Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Determination and Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Note 6 of the consolidated financial statements, during the year ended December 31, 2023 and in prior periods, the Company issued convertible notes and warrants that required management to assess whether the conversion features of the convertible notes required bifurcation and separate valuation as a derivative liability and whether the warrants required accounting as derivative liabilities. The Company determined that the conversion features of certain of its convertible notes and certain warrants issued in financing arrangements required to be accounted for as derivative liabilities due to: (1) certain conversion features did not contain an explicit limit on the number of shares to be delivered in share settlement; and (2) the fact the Company could not assert it had sufficient authorized but unissued shares available to settle certain instruments considering all other stock-based commitments. The derivative liabilities were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period.  The Company utilized valuation models to determine the fair value of the derivative liabilities depending on the features embedded in the instruments.  These models use certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

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

Draper, UT

May 10, 2024

TPT Global Tech, Inc.

Consolidated Balance Sheets

Assets

	December 31,
	2023	2022
CURRENT ASSETS
Cash and cash equivalents	$17,454	$59,630
Accounts receivable, net	27,753	5,808
Accounts receivable – related party	—	265,273
Prepaid expenses and other current assets	15,134	20,813
Assets held for sale	—	616,263
Total current assets	60,341	967,787
NON-CURRENT ASSETS
Property and equipment, net	—	2,455
Deposits and other assets	44,288	60,998
Total non-current assets	44,288	63,453

TOTAL ASSETS	$104,629	$1,031,240

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$12,302,880	$10,084,058
Deferred revenue	58,564	75,556
Customer liability	338,725	338,725
Loans, advances and factoring agreements	642,158	902,809
Convertible notes payable, net of discounts	3,368,259	3,054,869
Notes payable – related parties, net of discounts	5,326,049	4,762,579
Convertible notes payable – related party, net of discounts	553,100	553,100
Derivative liabilities	9,827,723	4,822,398
Current portion of operating lease liabilities	8,397,043	5,897,274
Financing lease liability – related party	738,847	710,776
Liabilities held for sale	—	717,414
Total current liabilities	41,553,349	31,919,558

NON-CURRENT LIABILITIES

Loans, advances and factoring agreements, net of current portion and discounts	—	144,460
Operating lease liabilities, net of current portion	680,187	1,932,599
Total non-current liabilities	680,187	2,077,059
Total liabilities	$42,233,536	$33,996,617

Commitments and contingencies	—	—

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.

Consolidated Balance Sheets - CONTINUED

	December 31,	December 31,
	2023	2022
MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of December 31, 2023 and 2022	$42,983,742	$42,983,742
Convertible Preferred Series B, 3,000,000 designated - 2,588,693 shares issued and outstanding as of December 31, 2023 and 2022	1,677,473	1,677,473
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of December 31, 2023 and 2022	—	—
Convertible Preferred Series D – 10,000,000 shares designated, 46,649 shares issued and outstanding as of December 31, 2023 and 2022	244,592	244,592
Convertible Preferred Series E – 10,000,000 shares designated, 2,043,507 shares issued and outstanding as of December 31, 2023 and 2022, respectively	13,344,101	13,344,101
Total mezzanine equity	$58,249,908	$58,249,908

STOCKHOLDER’S DEFICIT

Common stock, $0.001 par value, 4,500,000,000 shares authorized, 2,456,634,910 and 1,256,900,534 as of December 31, 2023 and 2022, respectively	$2,456,635	$1,256,901
Subscriptions payable (receivable)	(3,265)	26,910
Additional paid-in capital	14,706,236	13,966,895
Accumulated deficit	(116,837,671)	(106,418,722)
Total TPT Global Tech, Inc. Stockholders’ deficit	(99,678,065)	(91,168,016)
Non-controlling interests	(700,750)	(47,269
Total stockholders' deficit	(100,378,815)	(91,215,285)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$104,629	$1,031,240

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
	2023	2022
Revenues:
Products	$—	$82,000
Services	3,297,916	7,227,996
Total Revenues	3,297,916	7,309,996

COST OF SALES:
Products	—	27,882
Services	2,335,775	5,770,149
Total Costs of Sales	2,335,775	5,798,031
Gross profit	962,141	1,511,965
OPERATING EXPENSES:
Professional	2,009,546	1,174,706
Payroll and related	1,924,185	2,339,223
General and administrative	1,407,997	1,654,264
Research and development	—	1,750,000
Impairment of goodwill and long-lived assets	—	7,283,276
Depreciation	2,455	583,897
Amortization	—	656,228
Total operating expenses	5,344,183	15,441,594

Loss from operations	(4,382,042)	(13,929,629)

OTHER INCOME (EXPENSE)
Derivative expense	(5,436,087)	(650,071)
(Loss) gain on debt extinguishment	632,220	(2,248,092)
Interest expense	(1,759,399)	(4,755,386)
Other income (loss), net	418,194	(62,387)
Total other expense	(6,145,072)	(7,715,936)

Net loss from continuing operations before income taxes	(10,527,114)	(21,645,565)
Income taxes	—	—
Net loss from continuing operations	(10,527,114)	(21,645,565)
Discontinued operations:
Net income from discontinued operations	(577)	(104,355)
Gain on disposal of discontinued operations	126,101	—
Net income (loss) from discontinued operations	125,524	(104,355)
Net loss before non-controlling interests	(10,401,590)	(21,749,920)
Net (loss) income attributable to non-controlling interests	(17,359)	119,777
Deemed dividend related to modification of series A Preferred Stock	—	(39,866,742
Net loss attributable to TPT Global Tech, Inc. Shareholders	$(10,418,949)	$(61,496,885)

Loss per common share-basic and diluted:
Continuing operations	$(0.01)	$(0.06)
Discontinued operations	0.00	(0.00)
	$(0.01)	$(0.06)
Weighted-average common shares outstanding-basic and diluted	1,781,846,679	980,582,964

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.

Consolidated Statements of Stockholders' Deficit

For the years ended December 31, 2023 and 2022

	Common Stock						’
	Shares	Amount	Subscriptions Payable (Receivable)	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of December 31, 2021	923,029,038	$923,029	$5,610	$12,860,873	$(44,921,837)	$69,302	$(31,063,023)
Common stock subscribed for services or subscription payable	—	—	21,300	—	—	—	21,300
Acquisition of IST	—	—	—	—	—	3,206	3,206
Common shares issued in exchange for debt	333,871,496	333,872	—	1,106,022	—	—	1,439,894
Modification of Series A Preferred Stock	—	—	—	—	(39,866,742)	—	(39,866,742)
Net Loss	—	—	—	—	(21,630,143)	(119,777)	(21,749,920)
Balance as of December 31, 2022	1,256,900,534	$1,256,901	$26,910	$13,966,895	$(106,418,722)	$(47,269)	$(91,215,285)
Common stock subscribed for services or subscription payable	58,830,333	58,830	(30,175)	70,198	—	—	98,853
Acquisition of Asberry				603,859		(667,634)	(63,775)
Disposition of IST	—	—	—	—	—	(3,206)	(3,206)
Common shares issued in exchange for debt	1,140,904,043	1,140,904	—	65,284	—	—	1,206,188
Net Loss	—	—	—	—	(10,418,949)	17,359	(10,401,590)
Balance as of December 31, 2023	2,456,634,910	$2,456,635	$(3,265)	$14,706,236	$(116,837,671)	$(700,750)	$(100,378,815)

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,401,590)	$(21,749,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss (income) from discontinued operations	(125,524)	104,358
Depreciation	2,455	583,897
Amortization	—	656,228
Amortization of debt discounts	845,565	3,628,718
Convertible note payable issued for Asberry Series A Stock	508,553	—
Promissory note issued for research and development	—	1,550,000
Loss (gain) on debt extinguishment	(632,220)	2,248,092
Loss on disposal of property and equipment	—	124,849
Derivative expense	5,436,087	650,071
Loss on impairment of goodwill and long-lived assets	—	7,283,276
Common stock subscribed for services	98,853	21,300
Changes in operating assets and liabilities:
Accounts receivable	(21,945)	96,127
Accounts receivable – related party	—	(190,179)
Prepaid expenses and other assets	291,909	230,841)
Accounts payable and accrued expenses	2,237,919	2,986,646
Other liabilities	(16,992)	(387,087)
Net change in operating lease assets and liabilities	1,247,357	1,901,116
Net cash used in operating activities from continuing operations	(529,573)	(226,493)
Net cash provided by operating activities from discontinued operations	4,034	35,177
Net cash used in operating activities	(525,539)	(261,670)
Cash flows from investing activities:
Acquisition of property and equipment, net of sales	—	(16,297)
Cash flows from investing activities used continuing operations	—	(16,297)
Cash flows from investing activities used in discontinued operations	—	(6,450)
Net cash used in investing activities	—	(22,747)

Cash flows from financing activities:
Proceeds from convertible notes payable, loans and advances and factoring agreements	433,500	1,256,187
Proceeds from notes payable – related parties	166,188	-
Payments on convertible notes payable, loans, advances and factoring agreements	(83,620)	(1,391,523)
Payments on convertible notes and amounts payable – related parties	—	(45,132)
Net cash provided by (used in) financing activities from continuing operations	516,068	(180,525)
Net cash used in financing activities from discontinued operations	(32,705)	(28,671)
Net cash provided by (used in) financing operations	483,363	(209,196)
Net change in cash	(42,176)	(458,436)
Cash and cash equivalents – beginning of period	59,630	518,066

Cash and cash equivalents – end of period	$17,454	$59,630

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.

Consolidated Statements of Cash Flows - CONTINUED

Supplemental Cash Flow Information:

Cash used for:

	2023	2022
Interest expense	$12,653	$49,762
Taxes	$—	$—

Non-Cash Investing and Financing Activity:

	2023	2022
Debt discount on convertible promissory notes	$572,839	$1,070,591
Common stock issued for conversion of convertible notes	$1,206,188	$1,439,894
Series E Preferred ‘stock issued in exchange for debt and payables	$—	$13,344,101
Deemed dividend related to modification of Series A Preferred Stock	$—	$39,866,742
Acquisition of net liabilities of Asberry 22 Holdings, Inc.	$63,775	$—

See accompanying notes to consolidated financial statements.

TPT GLOBAL TECH, INC.

Notes to

Consolidated Financial Statements

December 31, 2023

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

The following acquisitions have resulted in entities which have been consolidated into TPTG since the reverse merger in 2014.

Name	Herein referred to as	Acquisition or Incorporation Date	Ownership
TPT Global Tech, Inc.	Company or TPTG	1988	100%
Copperhead Digital Holdings, Inc.	Copperhead Digital or CDH	2015	100%
TruCom, LLC	TruCom	2015	100%
CityNet Arizona, LLC	CityNet	2015	100%
San Diego Media Inc.	SDM	2016	100%
Blue Collar Production, Inc.	Blue Collar	2018	100%
TPT SpeedConnect, LLC	TPT SpeedConnect	2019	86%
TPT Federal, LLC	TPT Federal	2020	100%
TPT MedTech, LLC	TPT MedTech	2020	100%
TPT Strategic, Inc.	TPT Strategic	2020	0%
QuikLab 1 LLC	Quiklab 1	2020	80%
QuikLAB 2, LLC	QuikLAB 2	2020	80%
QuikLAB 3, LLC	QuikLAB 3	2020	80%
The Fitness Container, LLC	Air Fitness	2020	75%
TPT Global Tech Asia Limited	TPT Asia	2020	78%
TPT MedTech UK LTD	TPT MedTech UK	2020	100%
TPT Global Defense Systems, Inc.	TPT Global Defense	2021	100%
TPT Innovations Technology, Inc.	TPT Innovations	2021	100%
TPT Global Caribbean Inc.	TPT Caribbean	2021	100%
TPT Media and Entertainment, LLC	TPT Media and Entertainment	2021	100%
VuMe Live, LLC	VuMe Live	2021	100%
Digithrive, LLC	Digithrive	2021	100%
Information Security and Training, LLC	IST	2022	0%
Asberry 22 Holdings, Inc.	Asberry or ASHI	2023	86%

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of operations for the years ended December 31, 2023 and 2022. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the years ended December 31, 2023 and 2022 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the year ended December 31, 2023	For the year ended December 31, 2022
TPT SpeedConnect	$3,007,384	$5,429,010
Blue Collar	285,092	1,522,490
TPT MedTech	—	89,755
Other (1)	5,440	186,741
Total Services Revenues	$3,297,916	$7,227,996
Air Fitness – Product Revenue	—	82,000
Total Product Revenues	$—	$82,000
Total Revenue	$3,297,916	$7,309,996

___________

(1)  Includes international sales for the year ended December 31, 2023 and 2022 of $0 and $172,784, respectively, related to TPT Asia.

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 5 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue for TPT SpeedConnect at December 31, 2023 and 2022 are $58,564 and $75,556, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

Revenue for installation services and equipment is billed separately from recurring ISP and telecom services and is recognized when equipment is delivered and installation is completed. Revenue from ISP and telecom services is recognized monthly over the contractual period, or as services are rendered and accepted by the customer.

Revenue is recognized when transactions occur. Since installation fees are generally small relative to the size of the overall contract and because most contracts are for two years or less, the impact of not recognizing installation fees over the contract is immaterial.

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

TPT MedTech also offers various products.  One is to build and sell its mobile testing facilities called QuikLABs designed for mobile testing.  This is used by TPT MedTech for its own testing services.  Another is to build customized mobile gyms for exercising.  This is sold to third parties.  Another is medical equipment, one of which is a sanitizing unit called SANIQuik which is used as a safe and flexible way to sanitize providing an additional routine to hand washing and facial coverings.  The SANIQuik has not yet been approved for sale in the United States but has in some parts of the European community.  Revenues from these products are recognized when a product is delivered, the sales transaction considered closed and accepted by a customer.  When deposits are received for which a product has not been delivered, it is recognized as deferred revenue.  Deferred revenue as of December 31, 2023 and 2022 was $0 and $0, respectively. There are no financing terms or variable transaction prices for either of these products.  There was no revenue for TPT MedTech for 2023 and it would take an infusion of capital to restart this revenue stream.

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue at December 31, 2023 and 2022. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed. There was no revenue for SDM for 2023 and it would take an infusion of capital to restart this revenue stream.

K Telecom: Prepaid Phones and SIM Cards Revenue

K Telecom generates revenue from reselling prepaid phones, SIM cards, and rechargeable minute traffic for prepaid phones to its customers (primarily retail outlets). Product sales occur at the customer’s locations, at which time delivery occurs and cash or check payment is received. The Company recognizes the revenue when they receive payment at the time of delivery. There are no financing terms or variable transaction prices. There was no revenue for K Telecom for 2023 and it would take an infusion of capital to restart this revenue stream.

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

The overwhelming majority of revenue was recognized when transactions occurred. Since installation fees were generally small relative to the size of the overall contract and because most contracts were for a year or less, the impact of not recognizing installation fees over the contract was immaterial. There was no revenue for Copperhead Digital for 2023 and it would take an infusion of capital to restart this revenue stream.

Cost of Sales

Cost of sales includes all of the costs and expenses directly related to the production of goods and services included in revenues.

Share-based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period.

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

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. There are no cash equivalents as of December 31, 2023 and 2022.

Accounts Receivable

Based on historical experience, management generally considers the collection risk related to these amounts to be low. However, when events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded, especially for amounts over 60 days past due. The allowance for doubtful accounts receivable was $204,377 and $365,223 as of December 31, 2023 and 2022, respectively.

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

We test goodwill balances for impairment on an annual basis as of December 31st or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment using a quantitative assessment, which uses a combination of a guideline public company market-based approach and a discounted cash flow income-based approach. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. Based on our impairment testing, we recorded impairment charges of $0 and $104,657 of goodwill during the years ended December 31, 2023 and 2022, respectively.

Intangible Assets

Our intangible assets consist primarily of customer relationships, developed technology, favorable leases, trademarks and the film library. The majority of our intangible assets were recorded in connection with our various business combinations. Our intangible assets are recorded at fair value at the time of their acquisition.  Intangible assets are amortized over their estimated useful life on a straight-line basis. Estimated useful lives are determined considering the period the assets are expected to contribute to future cash flows. We evaluate the recoverability of our intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. Based on our recoverability testing, we recorded impairment charges of $0 and $3,000,013 during the years ended December 31, 2023 and 2022, respectively.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share””. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2023 and 2022, the Company had shares that were potentially common stock equivalents as follows:

F-14

	2023	2022
Convertible Promissory Notes	73,476,129,073	3,787,362,740
Series A Preferred Stock	175,986,864,598	12,610,847,082
Series B Preferred Stock	2,588,693	2,588,693
Series D Preferred Stock	923,742,574	74,998,392
Series E Preferred Stock	40,465,485,149	3,285,381,029
Stock Options and warrants	129,116,666	129,116,666
	290,983,922,753	19,890,294,603

_____________________

As of December 31, 2023, by amendment, holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed upon date of conversion to 60% of the common shares computed to include all projected conversions of all convertible debt and any other classes of Preferred Stock as if the conversions had taken place at the stated conversion price per share (i.e. for the avoidance of doubt – “fully diluted” as if such conversion had occurred prior to the Series A conversion.) The Company would have to authorize additional common shares for this to occur as only 4,500,000,000 common shares are authorized as of December 31, 2023.  Subsequently, the Company increased the authorized common shares to 15,000,000,000.

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

As of December 31, 2023 and 2022, one and two customer accounts receivable balances were 24% and 48%, respectively, of our aggregate accounts receivable from revenues.

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at December 31, 2023 and 2022 consisted of cash equivalents, accounts receivable, accounts payable and debt. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of December 31, 2023 are the following:

Derivative Instrument	Fair Value
Fair value of EMA, First Fire, Cavalry Financial and 1800 Diagonal Convertible Promissory Notes	$9,786,906
Fair value of Warrants issued with the derivative instruments	40,817
$9,827,723

Research and Development

Our research and development programs focus on telecommunications products and services. Research and development costs are expensed as incurred. Any payments received from external parties to fund our research and development activities reduce the recorded research and development expenses.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs of zero for the years ended December 31, 2023 and 2022, respectively.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB (or “the Board”) issued Accounting Standards Update (“ASU”) 2016-13 (ASC “326” or “Topic 326”) which significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model which will be based on an estimate of current expected credit loss (“CECL”); and provides targeted improvements on evaluating impairment and recording credit losses on available-for-sale (AFS) debt securities through an allowance account. The standard also requires incremental disclosures. The effective date is for years beginning after December 2022. The adoption did not have a material effect on the consolidated financial statements of the Company.

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

Management has reviewed other recently issued accounting pronouncements and has determined there are not any that would have a material impact on the condensed consolidated financial statements.

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
$68,025

There was nothing accounted for in the Statement of Operations for the nine months ended December 31, 2023.  On a proforma basis any adjustments would not be significant.

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
$425,676

On September 11, 2023, Everett Lanier and the Company agreed to a Settlement Agreement and Mutual Release (“Settlement Agreement”).  See Note 11.

Proposed Acquisitions and Terminated Proposed Acquisitions

Geokall UK Ltd. Acquisition and Purchase Agreement

On October 31, 2023, as amended on April 9, 2024, the Company entered into an Acquisition and Purchase Agreement with Geokall UK Ltd. (“Geokall”), a UK Limited Company, and its owners (“Sellers”) (altogether, the “Parties”) for all of the assets, liabilities, intellectual property, and technology of Geokall in exchange for 200,000 shares of TPT restricted Series F Convertible Preferred Stock with a stated price of $5.00 USD per share with the Designation of Rights and Privileges similar to TPT’s Series E Preferred Shares, but which Series F Preferred Shares designation has not yet been submitted or approved by the Secretary of State of Florida, and can not be assured. In addition, TPT agrees that upon a successful fund-raising event, TPT will provide Geokall with working capital in the amount up to $500,000. An audit based on SEC Standards of Geokall UK Ltd financial statements, including footnotes, must be obtained and the Parties agree that the purchase price may be subject to change based on the results of the audit.  The closing may occur prior to the audit being completed if Parties agree.

Other Terminated Proposed Acquisitions

The company had pending agreements to acquire, and had disclosed in prior filings, Broadband Infrastructure Inc. and Tekmovil Holdings LLC.  Both of these intended acquisitions have terminated by mutual agreement, or have gone beyond their allowed closing date in accordance with the acquisitions in place.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2023 and 2022. Financing activities described below have helped with working capital and other capital requirements.

We incurred $10,401,590 and $21,749,920, respectively, in losses, and we used $525,539 and $226,493, respectively, in cash for operations for the years ended December 31, 2023 and 2022. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-lived assets and share-based compensation which totaled to a net $6,259,293 for 2023 and $16,746,502 for 2022.

In addition, we report increases in assets and reductions in liabilities as uses of cash and decreases in assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities.  For the year ended December 31, 2023, we had a net increase in our assets and liabilities of $3,738,248 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and an increase in the balances from our operating lease liabilities.  For the year ended December 31, 2022, we had a net increase to our assets and liabilities of $4,776,925 for similar reasons.

Cash flows from financing activities were $483,363 and $(180,525) for the years ended December 31, 2023 and 2022, respectively.  For the year ended December 30, 2023, these cash flows were generated from proceeds from convertible notes, loans and advances of $433,500 and from notes payable – related parties of $166,188 offset by payment on convertible loans, advances and factoring agreements of $83,620.  For the year ended December 31, 2022, these cash flows were generated from proceeds from convertible notes, loans and advances of $1,256,187 offset by payment on convertible loans, advances and factoring agreements of $1,391,580.

Cash flows provided by (used in) investing activities were $0 and $(22,747), respectively, for the years ended December 31, 2023 and 2022 primarily related to the acquisition of property and equipment for 2022.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of December 31, 2023 and 2022 are as follows:

	2023	2022
Property and equipment:
Telecommunications fiber and equipment	$—	$—
Medical equipment	—	—
Office furniture and equipment	77,859	77,859
Total Property and equipment	$77,859	$77,859
Accumulated depreciation	(77,859)	(75,404)
Property and equipment, net	$--	$2,455

Depreciation expense was $2,455 and $583,968 for the years ended December 31, 2023 and 2022, respectively.

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

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of December 31, 2023 and 2022 are as follows:

	2023		2022
Loans and advances (1)		$105,092	$470,092
Convertible notes payable (2)		3,368,260	3,054,869
Factoring agreements (3)		537,066	577,177
Debt – third party		$4,010,418	$4,102,138

Line of credit, related party secured by assets (4)		$2,742,929	$2,742,929
Debt– other related party, net of discounts (5)		2,015,500	2,015,500
Convertible debt – related party (6)		553,100	553,100
Shareholder debt (7)		567,620	4,150
Debt – related party		$5,879,149	$5,315,679

Total financing arrangements		$9,889,567	$9,417,817

Less current portion:
Loans, advances and factoring agreements – third party		$(642,158)	$(902,809)
Convertible notes payable third party		(3,368,260)	(3,054,869
Debt – related party, net of discount		(5,326,049)	(4,762,579)
Convertible notes payable– related party		(553,100)	(553,100)
		(9,889,567)	(9,273,357)
Total long term debt	$	---	$144,460

_____________________________

(1) The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month LIBOR plus 2%, 7.46% as of December 31, 2023, and is secured by assets of the Company, was due August 31, 2020, as amended, and included 8,000 stock options as part of the terms which options expired December 31, 2019 (see Note 7).

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

Effective September 30, 2020, we entered into a Purchase Agreement by which we agreed to purchase the 500,000 outstanding Series A Preferred shares of InnovaQor, Inc., our majority owned subsidiary, in an agreed amount of $350,000 in cash or common stock, if not paid in cash, at the five day average price preceding the date of the request for effectiveness after the filing of a registration statement on Form S-1. This was modified December 28 and 29, 2020, to provide for registration of 7,500,000 common shares for resale at the market price. Any balance due on notes will be calculated after an accounting for the net sales proceeds from sale of the stock by February 28, 2021 and may be paid in cash or stock thereafter. The Series A Preferred shares are being purchased from the Michael A. Littman, Atty. Defined Benefit Plan. The $350,000 was included as a Note Payable in prior years and bore no interest. During the year ended December 31, 2021, it was determined the there was a deficiency of approximately $185,000 from net sales proceeds which is accounted for as of December 31, 2023 in accounts payable.

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

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note is due June 11, 2020, pays interest at the rate of 12% (principal amount increases 200% and interest rate increases to 24% under default) per annum and gives the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price is 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. The EMA Convertible Promissory Note may be prepaid in full at 135% to 150% up to 180 days from origination. Prior to December 31, 2020, EMA converted $35,366 of principal into 147,700,000 shares of common stock of the Company.  As such, the principal and accrued interest balances owning to EMA at December 31, 2023 is $527,216 and $479,781, respectively. 1,000,000 warrants were issued in conjunction with the issuance of this debt. See Note 8.  See below regarding derivative securities in default.

On October 6, 2021, TPT Global Tech, Inc. and FirstFire Global Opportunities Fund, LLC. entered into a convertible promissory note totaling $1,087,000 and a securities purchase agreement (“FirstFire Note”). The FirstFire Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock.  There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.025 per share, adjusted to $.0075 subsequent to December 31, 2021. The Holder was given registration rights. The FirstFire Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 225,000,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 55,000,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder.  Through December 31, 2023, the Company exercised its right to convert $660,660 of principal into 462,000,000 shares of common shares leaving a principal and accrued interest balance at December 31, 2023 of $698,090 in principal and $664,028 in accrued interest.  See below regarding derivative securities in default.

On October 13, 2021, TPT Global Tech, Inc. and Cavalry Investment Fund LP entered into a convertible promissory note totaling $271,250 and a securities purchase agreement (“Cavalry Investment Note”). The Cavalry Investment Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock.  There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.025 per share, adjusted to $.0075 subsequent to December 31, 2021. The Holder was given registration rights. The Cavalry Investment Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 56,250,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 13,750,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder.  Through December 31, 2023, the Company exercised its right to convert $67,000 of principal into 55,833,334 shares of common stock leaving a principal and accrued interest balance at December 31, 2023 of $272,688 and $137,595, respectively.  See below regarding derivative securities in default.

On October 13, 2021, TPT Global Tech, Inc. and Cavalry Fund I, LP entered into a convertible promissory note totaling $815,250 and a securities purchase agreement (“Cavalry Fund I Note”). The Cavalry Fund I Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock.  There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.0075 per share. The Holder was given registration rights. The Cavalry Fund I Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 168,750,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 41,250,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder. Through December 31, 2023, the Company exercised its right to convert $192,230 of principal and penalties into 168,750,000 shares of common stock leaving a principal and accrued interest balance at December 31, 2023 of $826,833 and $414,419.  See below regarding derivative securities in default.

On January 31, 2022, TPT Global Tech, Inc. and Talos Victory Fund, LLC entered into a convertible promissory note totaling $271,750 and a securities purchase agreement (“Talos Note”). The Talos Note is due twelve months from funding, has an original issue discount of 8% and interest rate at 10% per annum (default, as defined, at 16%). There is an optional conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at $0.0075. The Holder was given registration rights. The Talos Note may be prepaid in whole or in part of the outstanding balances at 100% prior to maturity unless the Holder chose to convert their balances into common stock which they have three days to do so. 73,372,499 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants, expiring five years from issuance, were issued to exercise up to 9,058,333 warrants to purchase 9,058,333 common shares at $0.015, provided, however, that if the Company consummates an Uplist Offering on or before July 6, 2022 then the exercise price shall be 110% of the offering price at which the Uplist Offering is made. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. Through December 31, 2023, Talos exercised its right to convert $300,675 of principal and interest into 40,090,000 shares of common stock leaving a zero balance of principal and accrued interest.  See below regarding derivative securities in default.

On January 31, 2022, TPT Global Tech, Inc. and Blue Lake Partners, LLC entered into a convertible promissory note totaling $271,750 and a securities purchase agreement (“Blue Lake Note”). The Blue Lake Note is due twelve months from funding, has an original issue discount of 8% and interest rate at 10% per annum (default, as defined, at 16%). There is an optional conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at $0.0075. The Holder was given registration rights. The Blue Lake Note may be prepaid in whole or in part of the outstanding balances at 100% prior to maturity unless the Holder chose to convert their balances into common stock which they have three days to do so. 73,372,499 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants, expiring five years from issuance, were issued to exercise up to 9,058,333 warrants to purchase 9,058,333 common shares at $0.015, provided, however, that if the Company consummates an Uplist Offering on or before July 6, 2022 then the exercise price shall equal 110% of the offering price at which the Uplist Offering is made. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.  Through December 31, 2023, Blue Lake exercised its right to convert $360,447 of principal, interest and penalties into 48,059,600 of common shares leaving a balance of $8,165 in principal and $0 of accrued interest as of December 31, 2022.  See below regarding derivative securities in default.

On June 13, 2022, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a $200,760 promissory note agreement (1800 Diagonal Note”). The 1800 Diagonal Note has an original issue discount of 12%, or $21,510, and bears interest at 22%, and is convertible into shares of the Company’s common stock only under default, as defined. 10 payments of $22,485 beginning on July 30, 2022 are to be made each month totaling $224,851. At any time following default, as defined, conversion rights exist at a discount rate of 25% of the lowest trading price for the Company’s common stock during the previous 10 trading days prior to conversion. 194,676,363 common shares of the Company have been reserved with the transfer agent for possible conversion under a default. During the years ended December 31, 2023 and 2022, 1800 Diagonal exercised its right to convert $146,903 and $90,000 of principal, interest into 127,426,443 and 63,560,606, respectively, of common shares leaving a balance of $0 in principal and accrued interest as of December 31, 2022.  See below regarding derivative securities in default.

On February 8, 2023, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a $81,675 promissory note agreement (1800 Diagonal Note #2”). The 1800 Diagonal Note #2 has an original issue discount of 9%, or $7,425, and bears interest at 9%, 22% upon default, and is convertible into shares of the Company’s common stock only under default, as defined.  Total of $81,675 plus and accrued interest is due February 8, 2024. A penalty on the principal balance has been accrued of $40,838 because of defaults of covenants on other financing arrangements. At any time following default, as defined, conversion rights exist at a discount rate of 25% of the lowest trading price for the Company’s common stock during the previous 10 trading days prior to conversion. 150,000,000 common shares of the Company have been reserved with the transfer agent for possible conversion under a default. Through December 31, , 2023, 1800 Diagonal Lending LLC has exercised its right to convert $106,159 in principal or interest into 509,055,556 common shares leaving a balance of $57,195 in principal and $6,941 in accrued interest as of December 31, 2023.  See below regarding derivative securities in default.

On February 9, 2023, TPT Global Tech, Inc. and FirstFire Global Opportunities Fund, LLC (“First Fire”) entered into a $330,000 promissory note agreement (Firstfire Note #2”). The FirstFire Note #2 has an original issue discount of 9%, or $30,000, and bears interest at 10%, 20% upon default, and is convertible into shares of the Company’s common stock only under default, as defined.  $33,000 of interest is considered earned at the issue date.  Total of $330,000 plus accrued interest is due February 8, 2024. A penalty on the principal balance has been accrued of $165,000 because of defaults of covenants on other financing arrangements. Conversion rights exist that at any time after issuance, the FirstFire Note #2 can be exchanged for shares of common stock at $.0012 per share. 350,000,000 common shares of the Company’s common stock have been reserved with the transfer agent for possible conversion. Through December 31, 2023, First Fire has not exercised its right to convert any balances into common shares leaving a balance of $495,000 in principal and $103,950 in accrued interest as of December 31, 2023.

Dated October 31, 2023, but consummated on November 8, 2023, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a 9% Convertible Promissory Note totaling $83,750 (the “1800 Diagonal Note #3”). The 1800 Diagonal Note #3 bears interest at 9%, 22% upon default, is due August 15, 2024 and is convertible, with any outstanding accrued interest or fees, into restricted shares of Common Stock of the Company at a discount of 39% of the market. There are no warrants or options attached to this Note. The Company has initially reserved 600,000,000 shares of Common Stock for conversion pursuant to the Note.

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

The Company is in default under all of its derivative financial instruments and has accounted for these defaults under each agreements default provisions. In February 2022, the Company defaulted on its FirstFire, Cavalry Investment, and Cavalry Fund I Notes for failure to uplist within one hundred twenty (120) days from the date of the Notes. 1800 Diagonal and 1800 Diagonal #2 were in default from cross default provisions. In total, $253,318 and $704,411  was recorded as interest expense for the years ended December 31, 2023 and 2022, respectively, representing additional principal and interest because of default. Notice of default was received from EMA for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. It was the intent of the Company to pay back all derivative securities prior to the due dates but that has not occurred in case of EMA. As such, the Company is currently in negotiations with EMA and relative to extending the due date and changing terms on the Note.  The Company has been named in a lawsuit by EMA for failing to comply with a Securities Purchase Agreement entered into in June 2019.  See Note 9 Other Commitments and Contingencies.

(3) On April 1, 2022, the Company entered into a Future Receivable Sale and Purchase Agreement (“Mr. Advance Agreement”) with Mr. Advance LLC (”Mr. Advance”). The balance to be purchased and sold is $411,000 for which the Company received $270,715, net of fees. Under the Mr. Advance Agreement, the Company is to pay $8,935 per week for 46 weeks at an effective interest rate of approximately 36% annually.   The Company is in default with this Agreement for non-payment and is working to restructure its terms. The balance outstanding as of December 31, 2023 is $214,484 net of discounts and payments made.

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

The balance outstanding as of December 31, 2023 is $244,670, net of discounts.

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

The balance outstanding as of December 31, 2023 is $78,313, net of discounts.

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

(6) During 2018, the Company issued convertible promissory notes in the amount of 537,200 to related parties and $10,000 to a non-related party which bear interest at 6% (11% default interest rate), are due 30 months from issuance and are convertible into Series C Preferred Stock at $1.00 per share.  $106,000 of these notes were exchanged for 21,200 shares of Series E Preferred Stock in April 2022 and $19,400 were repaid prior to December 31, 2021.

(7) The bank loan we previously had with Crestmark Bank, later known as Pathward Bank, was paid off by Michael Murphy in December 2023, a related party who had guaranteed the loan.  The terms and conditions with Mr. Murphy have not been put in writing but the intent as communicated by Mr. Murphy is for the new terms to simulate terms and conditions as was with Crestmark Bank and have the Company pay monthly interest payments, for now.  The bank loan principal was for $360,000 dated May 28, 2019 which bore interest at Prime plus 6%, 14.5% as of December 31, 2023 and, as amended, was interest only through October 1, 2023 at which time the monthly payment of principal and interest of $40,000 was required until the due date of May 1, 2024. The bank loan was collateralized by the assets of the Company and guaranteed by Mr. Murphy.  This loan was considered in default when Mr. Murphy paid it off, which payoff was approximately $397,000 including accrued interest and penalties.

The other shareholder debt represents funds given to TPTG or subsidiaries by officers and managers of the Company as working capital. There are no written terms of repayment or interest that is being accrued to these amounts and they will only be paid back, according to management, if cash flows support it. They are classified as current in the balance sheets.

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

The derivative liability as of December 31, 2023, in the amount of $9,827,723 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2023.

Debt Derivative Liabilities
Balance, December 31, 2021	$4,042,910
Change in derivative liabilities from new notes payable	622,518
Change in derivative liabilities from conversion of notes payable	(493,101)
Change in fair value of derivative liabilities at end of period – derivative expense	650,071
Balance, December 31, 2022	$4,822,398
Change in derivative liabilities from new notes payable	561,164
Change in derivative liabilities from conversion of notes payable	(991,929)
Change in fair value of derivative liabilities at end of period – derivative expense (gain)	5,436,087
Balance, September 30, 2023	$9,827,723

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

As of December 31, 2023, the Company marked to market the fair value of the debt derivatives and determined a fair value of $9,827,723 ($9,786,906 from the convertible notes and $40,817 from the warrants) in Note 8. The Company recorded an expense of $5,436,087 and $650,071 from change in fair value of debt derivatives for the years ended December 31, 2023 and 2022, respectively. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 214.2% to 558.3%, (3) weighted average risk-free interest rate of 4.01% to 5.06% (4) expected life of 0.167 to 3.08 years, and (5) the quoted market price of $0.001 for the Company’s common stock.

See Financing lease arrangements in Note 9.

NOTE 7 - INCOME TAXES

The following table sets forth the components of the Company’s income tax expense (benefit) for the years ended December 31, 2023 and 2022:

Current:	2023	2022
Federal State and local	$—	$—
Total Current	—	—
Deferred:
Federal State and local benefit	(2,188,648)	(4,567,483)
Net operating loss, net of state tax effect	(60,546)	(60,546)
Meals and entertainment	12,347	616
Stock based expenses	20,591	4,473
Impairment	---	1,529,488
Amortization	---	137,808
Derivative expense	1,141,578	136,515
Loss (Gain) on extinguishment	(132,766)	472,099
Change in allowance	1,207,444	2,347,030
Total Benefit	$—	$—

The following table sets forth a reconciliation of the Company’s income tax expense (benefit) as the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2023 and 2022:

	2023	2022
Income tax at Federal statutory rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Stock based compensation	(0%)	(0%)
Net operating loss, net of state tax effect	(1%)	(1%)
Other	(1%)	(1%)
Total	—	—

The following table sets forth the components of the Company’s deferred income taxes as of December 31, 2023 and 2022:

Current deferred tax assets (liabilities):	2023	2022
Valuation allowance	$—	$—
Total current deferred tax asset (liability)	—	—

Noncurrent deferred tax assets (liabilities):
Derivative (gain) expense	795,339	1,936,917
Intangible assets amortization	2,122,194	1,687,645
Net operating loss carry forwards	9,154,645	8,011,600
Stock base compensation	2,176,660	2,016,952
Loss (gain) on debt extinguishment	339,333	(1,207,765)
Less; Valuation allowance	(14,588,170)	$(12,445,349)
Total noncurrent deferred tax asset (liability)	—	—

Total deferred tax asset (liability)	$—	$—

The Company has approximately $44,000,000 and $38,000,000 of net operating loss carry forwards as of December 31, 2023 and 2022, respectively, which expire in varying amounts, if unused. Because of the change in ownership of more than 50% of the Company in accordance with Section 382 of the IRS Code, these net operating loss carry forwards may be significantly limited to use in future periods.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2023, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.

All Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Series A Convertible Preferred Stock

The Company designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock.  In February 2015, the Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock to Stephen Thomas, Chairman, CEO and President of the Company, valued at $3,117,000 for compensation expense.  These shares are outstanding as of December 31, 2023.

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

As of December 31, 2023, by amendment,  holders of the Series A Preferred Stock shall, collectively have the right to convert all of their Series A Preferred Stock when conversion is elected into that number of shares of Common Stock of the Company, as amended and restated July 5, 2022 by the Board of Directors and a majority of the outstanding voting shares of the Company, determined by the following formula: 60% of the common shares computed to include all projected conversions of all convertible debt and any other classes of Preferred Stock as if the conversions had taken place at the stated conversion price per share (i.e. for the avoidance of doubt – “fully diluted” as if such conversion had occurred prior to the Series A conversion.) The Company determined that due to the significance of the amendment, it should be accounted for as an extinguishment and fair valued the amended Series A Preferred Stock at $42,983,742, creating a deemed dividend of $39,866,742.  The valuation of the amended Series A Preferred Stock was done by a qualified independent third party.

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

There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2023.

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

There are no shares of Series C Convertible Preferred Stock outstanding as of December 31, 2023.  There are approximately $553,100 in convertible notes payable convertible into Series C Convertible Preferred Stock which compromise some of the common stock equivalents calculated in Note 1.

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

As of December 31, 2023, there are 46,649 Series D Preferred shares outstanding.

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

As of December 31, 2023, there are 2,043,507 Series E Preferred shares outstanding as a result of exchanges of accounts payable, financing arrangements and lease agreements.  The Series E Preferred shares were given a fair value by a third-party valuation of $6.53 per share for which they were recorded as of December 31, 2022.  The difference between the valuation at $6.53 per share or $13,344,101 and the amount of accounts payable, financing arrangements and lease agreement balances of $10,987,307 or $2,356,794 was recorded as a loss on debt extinguishment for the year ended December 31, 2022.

The Series E Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Common Stock

As of December 31, 2023, we had authorized 4,500,000,000 shares of Common Stock, of which 2,456,634,910 common shares are issued and outstanding.  On January 17, 2024, this was increased to 15,000,000,000.

Common Stock Issued for Conversion of Debt

During the year ended December 31, 2023, the Company issued 1,140,904,043 common shares valued at $1,206,188 for $846,479 of principal, interest, penalties and fees and recorded a loss on extinguishment of $632,220.  During the year ended December 31, 2022, the Company issued 333,871,496 common shares valued at $1,439,894 for $1,076,782 of principal, interest, penalties and fees and recorded a loss on extinguishment of $363,112.

Common Stock Issued for Services

On August 6, 2023 and December 18, 2023, the Board granted 1,000,000 and 2,000,000 shares, respectively, of common stock of the Company to consultants for their consulting services rendered to the Company. The shares are to be considered fully vested upon grant and represented partial payment for past services rendered.  These shares were recorded to expense at $1,100 and $800, respectively, for the year ended December 31, 2023.

On September 8, 2023, the Board of Directors granted 52,830,333 shares of common stock to Edward Cabrera, Eduardo Cabrea and Mawe Capital Management, LLC for a $75,000 fee in relation to raising capital. The shares are to be considered fully vested upon grant. The share numbers have been calculated based on the average 5-day price per share of TPTW common stock of $0.00144 to get 52,830,333 shares. The common shares will have piggyback rights and shall be registered in any filed registration form. If the average closing price during the five prior to Friday, September 30, 2023 is more than 50% of the five days prior to the signing of this agreement, then the cash difference from the $75,000 may be applied to reduce any Network 1 advisory fee (if there are any) for the NASDAQ listing process.  These shares were recorded as expense at $85,628 for the year ended December 31, 2023.

Common Stock Issued for Expenses and Liabilities

The Company issued 7,500,000 shares of stock to Mr. Littman in accordance with its December 28 and 29, 2020 agreements as described in Note 5.  These shares were included in a Form S-1 filed by the Company on January 15, 2021.  During the year ended December 31, 2021, it was determined in accordance with an underlying agreement, that there was a deficiency of approximately $185,000 from net sales proceeds from sales of the shares and as such, this amount is accounted for in accounts payable as of December 31, 2023.

Effective October 1, 2023, but consummated on October 26, 2023, the Company entered into an Advisory Services Agreement to receive information technology advisory services with a focus on Machine Learning and Artificial Intelligence with the objective of enhancing the Company’s various platforms.  The term of the agreement is 360 days, if no default by either party, and can be renewed by written notice of at least 20 days prior to the end of each renewal term.  Compensation under the agreement is such that on or before October 15, 2023, the Company shall pay $12,500 in cash or in registered Stock (common stock, registered on Form S-1 or S-8). Thereafter on November 15, 2023 the Company shall pay an amount equal to $288,000 and on December 15, 2023 an amount equal to $100,000 with the final payment an amount equal to $100,000 due on or before January 15, 2024 (the “Due Date”) for a total payment equal to five hundred thousand dollars, in cash or in S-8 Stock, in the form at the discretion of the Company. If the Company elects to pay the Consultant in form of S-8 Stock, it will be paid and calculated based on the lowest traded bid price for the common stock during the previous 25 trading days prior to the applicable Due Date. In no event, the value of the payment for Services made by the Company will be less than USD $500,000. The Company plans to use current fundraising activities to fund the agreement or may choose to pay in common stock of the Company.  The Company has agreed to reserve 325,000,000 shares of common stock with it’s transfer agent for this agreement.  Besides customary initiation fees of around $16,000 and late fees of $20,000 for any installment payment or common shares not being properly reserved with the transfer agent.  Other than the reservation of stock with the transfer agent, there have been no cash payments on this agreement to date.  $416,000 has been expensed in the statement of operations for the year ended December 31, 2023 for this agreement.

Subscription Payable (Receivable)

As of December 31, 2023, the Company has recorded $(3,265) in stock subscription payable, which equates to the fair value on the date of commitment, of the Company’s commitment to issue the following common shares:

Shares receivable under terminated acquisition agreement	(3,096,181)
Net commitment	(3,096,181)

During the year ended December 31, 2021, the Company agreed to a consulting agreement with one of its newest directors, John Wharton, which Agreement was for the issuance of 3,000,000 shares of common stock to vest over two years starting July 30, 2021. These shares were valued at $42,600 and were expensed at $1,775 per month. As of December 31, 2023, 3,000,000 common shares have vested and were issued and $42,600 expensed.

Effective November 1, 2017, the Company entered into an agreement to acquire Hollywood Rivera, LLC and HRS Mobile LLC (“HRS”). In March 2018, the HRS acquisition was rescinded and 3,096,181 shares of common stock which were issued as consideration are being returned by the recipients. As such, as of December 31, 2023 and 2022 the shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

Warrants Issued with Convertible Promissory Notes

As of December 31, 2023, there were 129,116,666 warrants outstanding that expire in five years or in the years ended December 31, 2024 -2027.  As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 1,000,000 warrants to purchase 1,000,000 common shares of the Company at 70% of the current market price.  Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice.  However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

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

The warrants issued under these convertible promissory notes were considered derivative liabilities valued at $40,817 of the total $9,827,723 derivative liabilities as of December 31, 2023. See Note 5.

Common Stock Reservations

The Company has reserved internally 1,000,000 shares of Common Stock of the Company for the purpose of raising funds to be used to pay off debt described in Note 5.

We have reserved 20,000,000 shares of Common Stock of the Company to grant to certain employees and consultants as consideration for services rendered and that will be rendered to the Company.

Agreement to Convert Debt

On July 31, 2023, the Company and Michael Murphy, shareholder and debt holder, entered into a Conversion Shares Purchase Agreement by which Mr. Murphy has agreed to an automatic conversion of his outstanding principal debt, as well as related accrued interest if elected by Mr. Murphy, into shares of the Company’s Series E Preferred Stock or an equity stock that subsequent to the agreement the Company may have issued to any party that has favorable terms to the Series E Preferred Stock, upon the Company’s intended uplist to a major exchange in conjunction with its capital raise through the capital markets.  This principal amount is $2,397,329 as of December 31, 2023.

Non-Controlling Interests

QuikLAB Mobile Laboratories

In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC.  QuikLAB 4, LLC was subsequently dissolved.  It was the intent to use these entities as vehicles into which third parties would invest and participate in owning QuikLAB Mobile Laboratories.  As of December 31, 2023, Quiklab 1 LLC, QuikLAB 2, LLC and QuikLAB 3, LLC have received an investment of $470,000, of which Stephen Thomas and Rick Eberhardt, CEO and COO of the Company, have invested $100,000 in QuikLAB 2, LLC.  During the year ended December 31, 2021, one investor entered into an agreement at their request, to have their investment returned.  $10,000 of this investment was returned with the remaining $60,000 being reclassified to an accounts payable in the balance sheet as of December 31, 2023.

The third party investors and Mr. Thomas and Mr. Eberhart, will benefit from owning 20% of QuikLAB Mobile Laboratories specific to their investments.  The Company owns the other 80% ownership in the QuickLAB Mobile Laboratories.  The net loss attributed to the non-controlling interests from the QuikLAB Mobile Laboratories included in the statement of operations for the nine months ended December 31, 2023 and 2022 and is $12 and $12,025, respectively.

Other Non-Controlling Interests

TPT Strategic, Air Fitness and TPT Asia are other non-controlling interests in which the Company owns 0%, 75%, and 78%, respectively.  There is little activity in any of these entities.  The net loss attributed to these non-controlling interests included in the statement of operations for the year ended December 31, 2023 and 2022 is $11,376 and $5,380, respectively.

As a result of the Agreement and Plan of Merger among TPT SpeedConnect and Asberry 22 Holdings, net income of 14% or $28,747 was accounting for as a noncontrolling interest in the statement of operations for the year ended December 31, 2023.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2023	2022
Related parties (1)	$1,308,051	$831,502
General operating	5,288,994	5,395,422
Accrued interest on debt (2)	3,002,630	2,095,955
Credit card balances	148,568	167,517
Accrued payroll and other expenses (3)	1,911,997	951,022
Taxes and fees payable	642,640	642,640
Total	$12,302,880	$10,084,058

_____________

(1)	Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.
(2)	Portion relating to related parties is $1,092,944 and $842,340 for December 31, 2023 and 2022, respectively.
(3)	$107,757, net of advances, of this is payable is to Stephen J. Thomas, III, CEO.

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

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our estimated incremental borrowing rate as the discount rate. Our weighted average discount rate is 10.0% and the weighted average lease term of 2.44 years.

We have various non-cancelable lease agreements for certain of our tower locations with original lease periods expiring between 2024 and 2044. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Certain of the arrangements contain escalating rent payment provisions. An equipment lease described below and leases with an initial term of twelve months have not been recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.

As of December 31, 2023 and 2022, operating lease right-of-use assets arising from operating leases were $0 and $0, respectively. During the year ended December 31, 2023, cash paid for amounts included for the measurement of lease liabilities was $356,350 and the Company recorded lease expense in the amount of $941,142 in cost of sales.

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

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of December 31, 2023.

2024	8,493,165
2025	503,128
2026	152,853
2027	9,755
2028	3,882
Thereafter	62,117
Total operating lease liabilities	9,224,900
Amount representing interest	(147,670)
Total net present value	$9,077,230

Office lease used by CEO

During the years ended December 31, 2023 and 2022, the Company entered into a lease of 12 months or less for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The Company has paid $30,000 and $30,000 in rent and utility payments for this space for the year ended December 31, 2023 and 2022, respectively.

Financing lease obligations

Future minimum lease payments are as follows:

2024	$738,847
2025	—
2026	—
2027	---
2028	---
Thereafter	—
Total financing lease liabilities	738,847
Amount representing interest	—
Total future payments (1)	$738,847

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

Litigation

We have been named in a lawsuit by EMA Financial, LLC (“EMA”) for failing to comply with a Securities Purchase Agreement entered into in June 2019.   More specifically, EMA claims the Company failed to honor notices of conversion, failed to establish and maintain share reserves, failed to register EMA shares and by failed to assure that EMA shares were Rule 144 eligible within 6 months.  EMA has claimed in excess of $7,614,967 in relief.  The Company has filed a motion in response for which EMA has filed a motion to dismiss.   The Company does not believe at this time that any negative outcome would result in more than the $1,006,997 it has recorded on its balance sheet as of December 31, 2023.

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc.  The claim derives from an outstanding debt by incurred by Copperhead Digital.  The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid.  The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030 plus interest, costs and attorney fees.  The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of December 31, 2023 for this subsidiary payable.

We have been named in a lawsuit by a collection law firm on behalf of American Tower and related entities, against TPT Global Tech, Inc.  The claim derives from an outstanding debt or unpaid tower lease payments. The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal or negotiation of the claims which amounts to $2,891,886, including payment due for all future tower payments not yet incurred under various tower lease agreements.  The Company has accounted for approximately $2,959,594 in payables and operating lease liabilities on its consolidated balance sheet as of December 31, 2023 for this liability. Management does not believe any negative outcome to this lawsuit would amount to more than this.

In total, lawsuits are being threatened or have been put forth by vendors in relation to tower lease payments in accordance with tower lease agreements that were entered into.  The claims are currently being investigated or negotiated and the amount in controversy being claimed is approximately $5,556,484, which the Company has accounted for $5,926,731 in its consolidated balance sheet as of December 31, 2023.

We have been named in lawsuits by three merchant debt companies, Mr. Advance, CLOUDFUND and Fox Capital versus TPT SpeedConnect and TPT for non-payment under the debt agreements for which the companies received judgements against the TPT SpeedConnect and TPT.  The judgements totaled $633,264, including legal and other fees for which the Company had $624,531 recorded in Debt Financing Agreements of which $87,065 was remitted to Mr. Advance during the year ended December 31, 2023 leaving an accrued balance of $537,466 as of December 31, 2023.  We are in negotiations with these companies to restructure payment and work out acceptable terms.  Management believes it will not have to pay more than what it has recorded in accounts payable.

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

Customer Contingencies

The Company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of these amounts. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of December 31, 2023 and 2022.

Stock Contingencies

The Company has convertible debt, preferred stock, options and warrants outstanding for which common shares would be required to be issued upon exercise by the holders.  As of December 31, 2023, the following shares would be issued:

2023
Convertible Promissory Notes	73,476,125,073
Series A Preferred Stock (1)	175,986,864,598
Series B Preferred Stock	2,588,693
Series D Preferred Stock	923,742,574
Series E Preferred Stock	40,465,485,149
Stock Options and warrants	129,116,666
290,983,922,753

_____________________

(1) Holder of the Series A Preferred Stock which is Stephen J. Thomas, is guaranteed 60% of the then outstanding common stock upon conversion.  The Company would have to authorize additional shares for this to occur as only 4,500,000,000 shares were authorized as of December 31, 2023.

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

NOTE 10 – RELATED PARTY ACTIVITY

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $1,308,051 and $831,502, respectively, as of December 31, 2023 and 2022 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 9.

As is mentioned in Note 8, Reginald Thomas was appointed to the Board of Directors of the Company in August 2018. Mr. Thomas is the brother to the CEO Stephen J. Thomas III. According to an agreement, as modified, with Mr. Reginald Thomas, he is to receive $5,000 per quarter and received 1,000,000 shares of restricted common stock valued at approximately $120,000 which is fully vested. The quarterly payment of $5,000 may be suspended by the Company if the Company has not been adequately funded.

Leases

See Note 9 for office lease used by CEO.

Amounts Receivable – Related Party

As of December 31, 2023 and 2022, there are amounts due from management/shareholders of $0 and $265,273, respectively, included in amounts receivable – related party, primarily receivable from Mark Rowen of Blue Collar.  See Note 9 for amounts payable to Stephen J. Thomas, III.

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

The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company considers its most significant segments for 2023 and 2022 are those in which it is providing Broadband Internet through TPT SpeedConnect and Media Production services through Blue Collar Medical Testing services through TPT MedTech and QuikLABs.

The following table presents summary information by segment for the twelve months ended December 31, 2022 and 2021, respectively:

2023
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$3,007,384	285,092	—	5,440	$3,297,916
Cost of revenue	$(2,149,794)	(141,892)	—	(44,089)	$(2,335,775)
Net income (loss)	$218,603	(475,818)	(1,635)	(10,142,740)	$(10,401,590)
Depreciation and amortization	$—	—	—	(2,455)	$(2,455)
Gain(loss/impairment) on debt extinguishment	$—	—	—	632,220	$632,220
Derivative gain (expense)	$—	—	—	(5,436,087)	$(5,436,087)
Interest expense	$(47,355)	(12,653	—	(1,699,392)	$(1,759,399)
Total assets	$70,875	29,947	3,807	—	$104,629

2022
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$5,429,010	1,522,490	89,755	268,741	$7,309,996
Cost of revenue	$(4,620,270)	(895,890)	—	(281,871)	$(5,798,031)
Net income (loss)	$(5,614,104)	(1,282,145)	(260,720)	(14,592,951)	$(21,749,920)
Deemed dividend related to modification of Series A Preferred Stock	—	—	—	(39,866,742)	(39,866,742)
Depreciation and amortization	$(530,579)	(6,820)	(44,793)	(657,933)	$(1,240,125)
Impairment/loss on debt extinguishment	$(4,283,263)	(1,042,636)	—	(4,205,469)	$(9,531,368)
Derivative gain (expense)	$—	—	—	(650,071)	$(650,071)
Interest expense	$(570,499)	(98,179)	—	(4,086,708)	$(4,755,386)
Total assets	$68,086	643,029	3,800	316,325	$1,031,240

NOTE 12 – DISCONTINUED OPERATIONS

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

Revenue and income (net loss) contributed by IST for the year ended December 31, 2023 were $107,639 and $1,090,047 and $(557), respectively.   As a result of the Settlement Agreement, revenues and expenses are disclosed net in the statement of operations as net loss from discontinued operations of $557.  The Company also calculated the effects of the Settlement Agreement on recorded numbers and have recorded $126,101 in gains from disposal of discontinued operations for the nine months ended September 30, 2023.

Included in the calculation of net liabilities of discontinued operations and recorded as gain from disposal of discontinued operations for IST for the year ended year ended December 31, 2023 are the following:

Assets of IST	$633,095
Liabilities of IST	759,196
Net liabilities of IST recognized as gain on disposal of discontinued operations	$126,101

Asset and liabilities included in net liabilities of discontinued operations at December 31, 2022 are the following:

Assets of IST	$616,263
Liabilities of IST	$717,414

Net cash flows for the year ended December 31, 2023, for discontinued operations is the following.

Net loss	$(557)
Depreciation	91
Change in current assets and liabilities:
Accounts receivable	(23,362)
Prepaid expenses and other	27,519)
Accounts payable	55,381
Net cash flows from operating activities of discontinued operations	4,034

Net cash used in financing activities of discontinued operations
Proceeds from notes receivable	8,455
Proceeds from bank overdraft	7,367
Advances on notes receivable – related party	(31,722)
Payments on notes payable	(16,805)
Net cash used for financing activities of discontinued operations	32,705
Net change in cash of discontinued operations:	(28,671)
Beginning cash balance	28,671
Ending cash balance	0

NOTE 13 – SUBSEQUENT EVENTS

Financing Arrangements

Standby Equity Commitment Agreement

On February 15, 2024, the Company entered into a Standby Equity Commitment Agreement, dated February 14, 2024 (the "SECA") with MacRab LLC, a Florida limited liability company (the "MacRab"). The SECA provides the Company with an option to sell up to $3,000,000 worth of the Company's common stock to MacRab, in increments, over the period ending twenty-four (24) months after the date that a related registration statement is deemed effective by the U.S. Securities and Exchange Commission, pursuant to the terms and conditions contained in the SECA. The purchase price per share, for each respective put under the SECA, is equal to 90% of the average of the two (2) lowest volume weighted average prices of the Common Stock during the six (6) trading days following the clearing date associated with the respective put under the SECA.  The Company will pay a finders fee on each increment drawn of up to 8% in cash and 8% in restricted common shares of the Company.

1800 Diagonal Financing

Dated February 7, 2024, but consummated on February 12, 2024, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a Convertible Promissory Note (“1800 Diagonal Note #4”) totaling $92,000.  The 1800 Diagonal Note #4, upon the terms and subject to certain general limitations and conditions, bears an interest rate of 22%including a one-time earned interest charge of 12% or $11,040, resulted in cash received by the Company of $75,000 net of expenses and discount of $12,000. Required payments shall be 9 monthly payments of $11,449 starting March 15, 2024 with a total payback of $103,040.  The Holder may convert the outstanding unpaid principal amount into restricted shares of Common Stock of the Company at a discount of 35% of the Market Price, as indicated or upon default.  There are no warrants or options attached to this Note. The Company has initially reserved 750,000,000 shares of Common Stock for conversion pursuant to the 1800 Diagonal Note #4.  As a condition of funding this 1800 Diagonal Note #4, the Company increased share reserves on previous 1800 Diagonal Lending Notes by 750,000,000 shares.

Dated March 25, 2024, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a Convertible Promissory Note (“1800 Diagonal Note #5”) totaling $66,000.  The 1800 Diagonal Note #5, upon the terms and subject to certain general limitations and conditions, bears an interest rate of 22% including a one-time earned interest charge of 19% or $12,540, resulted in cash received by the Company of $50,000 net of expenses and discount of $11,000. Required payments shall be $47,124 on September 30, 2024 and $10,472 on each of October 30 2024, November 30, 2024 and December 30, 2024 with a total payback of $78,540.  The Holder may convert the outstanding unpaid principal amount into restricted shares of Common Stock of the Company at a discount of 39% of the Market Price, as indicated or upon default.  There are no warrants or options attached to this Note. The Company has initially reserved 1,400,000,000 shares of Common Stock for conversion pursuant to the 1800 Diagonal Note #5.

FirstFire Financing

On May 6, 2024, the Company received $40,000 as an advance from FirstFire Global Opportunity Fund, LLC.  This advance is intended to be an advance from an intended $75,000 convertible promissory note that is being drafted and will be consummated in the near future.  There is no agreed upon definite terms as of the advance but that they include convertibility to common shares at a discount to market and a reservation of 1,250,000,000 common shares with the transfer agent for conversion. 625,000,000 of these shares have been reserved at the tie of the advance. The purpose of the advance was for working capital purposes.

Roy D. Foreman Business Development and Professional Services Consulting Agreement

On January 30, 2024, TPT Global Tech, Inc. dba TPT Entertainment and Media LLC and Roy D. Foreman (“Mr. Foreman”) entered into a Business Development and Professional Services Consulting Agreement. TPT engaged Mr. Foreman as President of the TPT’s US Domestic and International Boxing Division to provide business development and/or professional services related to making introductions to funding sources and the launch of TPT’s Live Mobile TV Broadcasting on TPT’s VuMe Super App platform.

Mr. Foreman will receive $500,000 USD, payable in TPT equity stock as compensation for consultant services as President of the TPT Global Tech dba TPT Media and Entertainment Division for which $100K USD of those service have been considered rendered. TPT equity stock shall mean common or preferred stock as created, or which may exist, by TPT Global Tech and agreed to by Mr. Foreman. The remaining payment will be rendered upon a successful Launch of the VuMe Boxing division or a successful strategic partnership, branding, marketing, distribution or Network affiliation agreement.  Once first bridge financing has been raised Mr. Foreman will receive $7,500.00 per month as a consultant fee until additional capital has been raised to move consultant to W2 employment status with full employee benefits and the participation in the company’s employee stock option plan. At this stage Mr. Foreman will enter into a full company employment agreement.

Sean Jones Business Development and Professional Services Consulting Agreement

On April 15, 2024, TPT Global Tech, Inc. dba TPT Entertainment and Media LLC and D. Sean Jones (“Mr. Jones”) entered into a Business Development and Professional Services Consulting Agreement. TPT engaged Mr. Jones as Executive Vice President of Business Development and In-House Counsel to provide business development and/or professional services related to making introductions to funding sources and the launch of TPT’s Live Mobile TV Broadcasting on TPT’s VuMe Super App platform.

Mr. Jones will receive $375,000 of stated value of TPT Global Tech Series F Preferred Shares, $5.00 per share, or 75,000 shares as compensation for services considered rendered as Executive Vice President of Business Development and In-House Counsel.

At this time, there is no designation for the TPT Global Tech Series F Preferred shares. It is intended that the Series F preferred shares will have the same or similar features to the TPT Global Tech Series E preferred shares, but this cannot be assured without a definite completed designation accepted by the State of Florida. Ultimately, the designation submitted and approved by the state of Florida will be the governing designation for the Series F shares and used for this agreement.

Additional compensation shall be provided upon a successful launch of VuMe or a successful strategic partnership, branding, marketing, distribution, or network affiliation agreement. Mr. Jones shall have the option to receive, upon the successful launch of VuMe, monthly compensation commensurate with TPT's upper level management and transition to W2 employment status with full employee benefits and participation in the company's employee stock option plan.

Amendments to Articles of Incorporation or Bylaws

On January  17, 2024, the Board of Directors of the Company  in accordance with the provisions of the Articles of Incorporation, as amended, and by-laws of the Company amended the Articles of Incorporation to increase the authorized number of common shares by Ten Billion Five Hundred Million (10,500,000,000) which increased the total authorized common shares to Fifteen Billion (15,000,000,000) with all common shares having the then existing rights powers and privileges as per the existing amended Articles of Incorporation and Bylaws of the Company.

Common Stock Issuances

Subsequent to December 31, 2023, FirstFire and 1800 Diagonal exercised their rights to convert $151,636 of principal amounts into 410,050,045 of shares of common stock.

Amendment and Restatement of the TPT Global Tech, Inc. Stock Option, Compensation, and Award Incentive Plan.

On February 1, 2024, by unanimous written consent, the Board of Directors and Majority Shareholder of TPT Global Tech, Inc. (the “Company”) approved and adopted an amendment and restatement of the 2024 TPT Global Tech, Inc. Stock Option, Compensation, and Award Incentive Plan (the “Plan”) to increase the maximum number of common shares, with a par value of $0.001 (“Common Shares”), available for grant to participants under the Plan to 3,500,000,000 Common Shares. In addition, the Plan was amended to define “Eligible Person” as an Employee, Consultant (Person or Professional Services Company) or Director of the Company, any Parent or any Subsidiary. A company other than a Professional Services Company is NOT eligible and “Issuance for Compensation for Services” shall mean the issuance for valuable and adequate consideration determined by the Board as determined by performance pursuant to an agreement. This Plan amends and supersedes any and all prior Plans.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2023. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2023, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

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

Due to insufficient funds during the year ended December 31, 2023, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

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

ITEM 9B. OTHER INFORMATION.

During the fiscal quarter ended December 31, 2023, no director or officer of the Company has entered into (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company’s securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of March 31, 2024.

Name	Age	Position	Term
Stephen J. Thomas, III	60	President, Chief Executive Officer and Chairman of the Board	Annual
Richard Eberhardt	67	Chief Operating Officer and Director	Annual
Arkady Shkolnik	60	Director	Annual
Reginald Thomas	59	Director	Annual
John F. Wharton	66	Director	Annual
Gary Cook	65	Chief Financial Officer	Annual

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

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any of the following events during the past ten years:

(a)

any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent or similar officer by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;

(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(d)

being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity;

(e)

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been reversed, suspended, or vacated;

(f)

Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(g)

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(h)

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Family Relationships

Stephen J. Thomas, III, President, CEO and Chairman of the Board and Reginald Thomas, Director, are brothers.

Director Attendance at Meetings

Our board of directors conducts its business through meetings, both in person and telephonic, and by actions taken by written consent in lieu of meetings. During the year ended December 31, 2023, our board of directors held no meetings and acted through unanimous written consents 8 times. Our board of directors encourages all directors to attend our future annual meetings of stockholders unless it is not reasonably practicable for a director to do so.

Corporate Governance

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the Florida Business Corporation Law and our by-laws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officer and other key members of management, by reviewing materials provided to them by management.

We continue to review our corporate governance policies and practices by comparing our policies and practices with those suggested by various groups or authorities active in evaluating or setting best practices for corporate governance of public companies. Based on this review, we have adopted, and will continue to adopt, changes that the Board believes are the appropriate corporate governance policies and practices for our Company. We have adopted changes and will continue to adopt changes, as appropriate, to comply with the Sarbanes-Oxley Act of 2002 and subsequent rule changes made by the SEC, and the listing rules of the NASDAQ Capital Market and any applicable securities exchange.

Director Qualifications and Diversity

The board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the board’s deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields. The board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the finance and capital market industries.

In evaluating nominations to the board of directors, our board also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.

Oversight of Risk Management

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including economic risks, financial risks, legal and regulatory risks and others, such as the impact of competition. Management is responsible for the day-to-day management of the risks that we face, while our board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors is responsible for satisfying itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Our board of directors assesses major risks facing our Company and options for their mitigation in order to promote our stockholders’ interests in the long-term health of our Company and our overall success and financial strength. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. The involvement of our full board of directors in the risk oversight process allows our board of directors to assess management’s appetite for risk and also determine what constitutes an appropriate level of risk for our Company. Our board of directors regularly includes agenda items at its meetings relating to its risk oversight role and meets with various members of management on a range of topics, including corporate governance and regulatory obligations, operations and significant transactions, risk management, insurance, pending and threatened litigation and significant commercial disputes.

While our board of directors is ultimately responsible for risk oversight, we plan to establish various committees of our board of directors to oversee risk management in their respective areas and regularly report on their activities to our entire board of directors. In particular, the Audit Committee will have the primary responsibility for the oversight of financial risks facing our Company. The Audit Committee’s charter will provide that it will discuss our major financial risk exposures and the steps we have taken to monitor and control such exposures. Our board of directors will also delegate primary responsibility for the oversight of all executive compensation and our employee benefit programs to the Compensation Committee. The Compensation Committee will strive to create incentives that encourage a level of risk-taking behavior consistent with our business strategy.

We believe the division of risk management responsibilities described above is an effective approach for addressing the risks facing our Company and that our board’s leadership structure provides appropriate checks and balances against undue risk taking.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of ethical conduct that applies to our principal executive officer, principal financial officer and senior financial management. This code of ethical conduct is embodied within our Code of Business Conduct and Ethics, which applies to all persons associated with our Company, including our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller). In order to satisfy our disclosure requirements under the Exchange Act, we will disclose amendments to, or waivers of, certain provisions of our Code of Business Conduct and Ethics relating to our chief executive officer, chief financial officer, chief accounting officer, controller or persons performing similar functions on our website promptly following the adoption of any such amendment or waiver. The Code of Business Conduct and Ethics provides that any waivers of, or changes to, the code that apply to the Company’s executive officers or directors may be made only by the Audit Committee. In addition, the Code of Business Conduct and Ethics includes updated procedures for non-executive officer employees to seek waivers of the code.

Board Leadership Structure

In accordance with the Company's by-laws, the Chairman of the Board presides at all meetings of the board. Currently, the Chief Executive Officer is held by a person who is the Chairman. The Company has no fixed policy with respect to the separation of these titles.

CONFLICTS OF INTEREST – GENERAL

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

EXECUTIVE COMMITTEE

We do not have an executive committee currently.

PRACTICES AND POLICIES REGARDING HEDGING, SPECULATIVE TRADING AND PLEDGING OF SECURITIES

Our insider trading policy generally prohibits the Company’s and our Investment Adviser’s directors, officers and employees from engaging in any short-term trading, short sales and other speculative transactions involving our securities, including buying or selling puts or calls or other derivative securities based on our securities. In addition, such persons are generally prohibited under our insider trading policy from entering into hedging or monetization transactions or similar arrangements, as well as pledging our securities in a margin account or as collateral for a loan, except in limited circumstances that are pre-approved by our chief compliance officer.

INSIDER TRADING ARRANGEMENTS AND POLICIES

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors of that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

AUDIT COMMITTEE

We do not have an audit committee currently.

ANNUAL MEETING

The annual meeting of stockholders is anticipated in the Fall of 2024 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Florida and on such date as may be fixed from time to time by resolution of our board of directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Tables

The following table sets forth the compensation paid to our officers for the years ended December 31, 2023, 2022, 2021, and 2020.

SUMMARY EXECUTIVE COMPENSATION TABLE

 In Dollars

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($) (2)
Stephen J. Thomas, III CEO and President	2023	83,333	—	—	—	—	—	—	(1)	83,333	(2)
	2022	166,667	—	—	—	—	—	—	(1)	166,667	(2)
	2021	270,000	—	—	—	—	—	—	(1)	270,000	(2)
Richard Eberhardt, COO	2023	50,000	—	—	—	—	—	10,704	(3)	60,704	(2)
	2022	100,000						10,704	(3)	110,704	(2)
	2021	170,000	—	—	—	—	—	10,704	(3)	180,704	(2)
Gary Cook, CFO	2023	125,000	—	—	—	—	—	—		125,000	(2)
	2022	133,333	—	—	—	—	—	—		133,333	(2)
	2021	200,000	—	—	—	—	—	—		200,000	(2)
Stacie Stricker, Secretary and Controller (4)	2020	35,000	—	—	—	—	—	—		35,000	(2)

(1)

The Company entered into a lease for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The Company has paid approximately $22,500, $30,000, $30,000 and $30,000 in rent and utility payments for the years ended December 31, 2023 2022, 2021 and 2020, respectively. No portion of the payments on this lease have been included in amounts shown in compensation to Mr. Stephen Thomas and has approximated $30,000 to $40,000 a year in 2015-2019.

(2)

These amounts do not include compensation that has been accrued on the books of the Company in accordance with employment agreements and other previous contract work performed but has not been paid because of the lack of cash flows. Accrued but unpaid compensation, net of advances, as of December 31, 2023 is as follows: Stephen J. Thomas, III - $107,757; Richard Eberhardt - $113,470; and Gary Cook - $149,949.

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

(6) In accordance with an agreement with Mr. Wharton, the Company is to pay Mr. Wharton $8,000 per month for months one and two, $10,000 per months for months three and four and $15,000 per month thereafter starting August 1, 2021 for a term of three years with mutual agreement of additional years.  Either Mr. Wharton or the Company can terminate the agreement upon notice of three months by either party.  In addition, Mr. Wharton is to receive 15,000,000 shares of common stock of the Company vested over two years, fully vested, as defined, for a major contract or funding event that he generates.

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

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives’ Compensation Table" during the years ended December 31, 2023, 2022, and 2021:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Stephen J. Thomas, III (1)	2023	—	—	—	—	—	—	—
	2022	—	—	—	—	—	—	—
	2021	—	—	—	—	—	—	—
Richard Eberhardt (2)	2023	—	—	—	—	—	—	—
	2022	—	—	—	—	—	—	—
	2021	—	—	—	—	—	—	—
Arkady Shkolnik (3)	2023	—	—	—	—	—	—	—
	2022	—	—	—	—	—	—	—
	2021	—	—	—	—	—	—	—
Reginald Thomas (3)	2023	—	—	—	—	—	—	—
	2022	—	—	—	—	—	—	—
	2021	—	—	—	—	—	—	—
John F. Wharton (4)	2023	—	12,425	—	—	—	—	14,425
	2022	—	21,300	—	—	—	—	21,300
	2021	30,000	8,875	—	—	—	—	38,875

_______________

(1)	Mr. Thomas is also an officer and as such he receives the compensation as disclosed in the Executive Compensation Table.
(2)	Mr. Eberhardt is also an officer and as such he receives the compensation as disclosed in the Executive Compensation Table.
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

EQUITY COMPENSATION PLAN INFORMATION

Key Employees Stock Compensation Plan

Effective October 14, 2017, we adopted the 2017 TPT Global Tech, Inc. Stock Option and Award Incentive Plan (the "Plan"). We have adapted an updated Plan on January 31, 2024 which broadened the Plan to include Consulting Services. The Plan provides for grants of nonqualified stock options and other stock awards, including warrants, to designated employees, officers, directors, advisors and independent contractors. A maximum of 20,000,000 shares of our common stock were reserved for options and other stock awards under the Plan. We have the ability to issue either options or warrants under the Plan.

OPTION/WARRANT GRANTS IN THE LAST FISCAL YEAR

On October 14, 2017, the Board of Directors and majority stockholders of TPT approved the 2017 TPT Global Tech, Inc. Stock Option and Award Incentive Plan (“the 2017 Plan.”) There are 20,000,000 shares of our common stock reserved under the 2017 Plan.

As of December 31, 2023, there were no options outstanding to purchase shares of common stock of the Company.

During the period ended December 31, 2023, there were no warrants issued to purchase shares of common stock.

Option/Warrant Grants In The Last Interim and Fiscal Year

Effective October 14, 2017, we adopted the 2017 TPT Global Tech, Inc. Stock Option and Award Incentive Plan (the "Plan"). We have adapted an updated Plan on January 31, 2024 which broadened the Plan to include Consulting Services. The Plan provides for grants of nonqualified stock options and other stock awards, including warrants, to designated employees, officers, directors, advisors and independent contractors. A maximum of 20,000,000 shares of our common stock were reserved for options and other stock awards under the Plan. We have the ability to issue either options or warrants under the Plan.

On February 1, 2024, by unanimous written consent, the Board of Directors and Majority Shareholder of TPT Global Tech, Inc. (the “Company”) approved and adopted an amendment and restatement of the 2024 TPT Global Tech, Inc. Stock Option, Compensation, and Award Incentive Plan (the “Plan”) to increase the maximum number of common shares, with a par value of $0.001 (“Common Shares”), available for grant to participants under the Plan to 3,500,000,000 Common Shares. In addition, the Plan was amended to define “Eligible Person” as an Employee, Consultant (Person or Professional Services Company) or Director of the Company, any Parent or any Subsidiary. A company other than a Professional Services Company is NOT eligible and “Issuance for Compensation for Services” shall mean the issuance for valuable and adequate consideration determined by the Board as determined by performance pursuant to an agreement. This Plan amends and supersedes any and all prior Plans.

As of December 31, 2023, there were 129,116,666 warrants outstanding that expire in five years or in the years ended December 31, 2024 -2027.  As part of the Convertible Promissory Notes payable – third party issuance in Note 5, the Company issued 1,000,000 warrants to purchase 1,000,000 common shares of the Company at 70% of the current market price.  Current market price means the average of the three lowest trading prices for our common stock during the ten-trading day period ending on the latest complete trading day prior to the date of the respective exercise notice.  However, if a required registration statement, registering the underlying shares of the Convertible Promissory Notes, is declared effective on or before June 11, 2019 to September 11, 2019, then, while such Registration Statement is effective, the current market price shall mean the lowest volume weighted average price for our common stock during the ten-trading day period ending on the last complete trading day prior to the conversion date.

On January 31, 2022, TPT Global Tech, Inc. issued warrants in conjunction with the issuance of Talos and Blue Lake Note Agreements.  Warrants to purchase 18,116,666 shares of common stock at $0.015 per share provided, however, that if the Company consummates an uplist offering on or before July 6, 2022, then the exercise price shall be 110% of the offering price at which the uplist offering is made.

The warrants issued under these convertible promissory notes were considered derivative liabilities valued at $40,817 of the total $9,827,723 derivative liabilities as of December 31, 2023. See Note 5.

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

Outstanding Equity Awards At Interim and Fiscal Year End

The following table sets forth certain information concerning outstanding equity awards held by our appointed executive officers for the years ended December 31, 2023 and 2022 (the "Named Executive Officers"):

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

(1)

Does not contemplate the Series A Preferred Stock held 100% by Stephen J. Thomas, III which guarantees the holder to 60% of the outstanding common stock in shares when converted and 60% of any vote prior to or after conversion. As of December 31, 2023, approximately 175,986,864,598 additional common shares would be issued if Mr. Thomas were to convert his Series A Preferred Stock holdings to common stock. The Company would have to authorize more shares as there are only 15,000,000,000 shares authorized currently.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2023 by:

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

Unless otherwise indicated, such as the case with voting percentages, and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of common stock, except for those jointly owned with that person’s spouse.  Percentage of beneficial ownership before the offering is based on 2,456,634,910 shares of common stock outstanding as of December 31, 2023.

OFFICERS AND DIRECTORS

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner		Percent of Class Outstanding Common Shares (2)	Number of Common Shares & Warrants if fully exercised	Percent of Class including Warrants (6)	Percent of Class including all classes of voting stock (7)
Common Stock	Stephen J. Thomas, III, Chairman, President, Chief Executive Officer and Director	13,890,573	(3)	0.57%	13,890,573	0.54%	60%

Common Stock	Richard Eberhardt, Director and Chief Operating Officer	17,000,000		0.69%	17,000,000	0.66%	0.01%

Common Stock	Arkady Shkolnik, Director	5,000,000	(4)	0.20%	5,000,000	0.19%	0.00%

Common Stock	Reginald Thomas, Director	1,165,000	(4)	0.05%	1,165,000	0.05%	0.00%

Common Stock	John F. Wharton, Director	3,000,000	(5)	0.12%	3,000,000	0.12%	0.00%

Common Stock	Gary Cook, Chief Financial Officer	5,006,281		0.20%	5,006,281	0.19%	0.00%

Common Stock	All Directors and Executive Officers as a Group (6 persons)	45,061,854		1.83%	45,061,854	1.74%	60.01%

___________________

(1)	The Address for the above individuals and entities is c/o 501 West Broadway, Suite 800, San Diego, CA 92101.
(2)	Based upon 2,456,634,910 shares issued and outstanding as of December 31, 2024.
(3)

Based upon 2,456,634,910 shares issued and outstanding as of December 31, 2024. Does not contemplate the Series A Preferred Stock held 100% by Stephen J. Thomas, III which guarantees the holder to 60% of the outstanding common stock in shares when converted and 60% of any vote prior to or after conversion. As of December 31, 2023, approximately 175,986,864,598 additional common shares would be issued if Mr. Thomas were to convert his Series A Preferred Stock holdings to common stock.

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

(5)	Effective August 1, 2021 the Company added another director to the Board, John F. Wharton who is to receive 3,000,000 shares of common stock of the Company vested over two years.
(6)	Assuming full exercise of any stock options or warrants.
(7)	Calculated using voting shares from all classes of common and convertible preferred voting shares.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner		Percent of Class Outstanding Common Shares (2)	Number of Common Shares & Warrants if fully exercised	Percent of Class including Warrants (4)	Percent of Class including all classes of voting stock (5)
Common Stock	Stephen J. Thomas, III, Chairman, President, Chief Executive Officer and Director	13,890,573	(3)	0.57%	13,890,573	0.54%	60%

___________

(1)	The Address for the above individuals and entities is c/o 501 West Broadway, Suite 800, San Diego, CA 92101.
(2)	Based upon 2,456,634,910 shares issued and outstanding as of December 31, 2023.
(3)

Does not contemplate the Series A Preferred Stock held 100% by Stephen J. Thomas, III which guarantees the holder to 60% of the outstanding common stock in shares when converted and 60% of any vote prior to or after conversion. As of December 31, 2023, approximately 175,986,864,598 additional common shares would be issued if Mr. Thomas were to convert his Series A Preferred Stock holdings to common stock.   The Company would have to authorize more shares as there are only 2,500,000,000 shares authorized currently.

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

BENEFICIAL OWNERSHIP OF EACH CLASS OF VOTING SECURITIES

The following table reflects the beneficial ownership of each class of voting securities as of December 31, 2023.

	Equivalent Voting Shares		Equivalent Voting Percentage	Voting Rights
Series A Preferred Stock	175,986,864,598	(1)	60.00%	Shall have the right to vote as if converted prior to any vote at 60%.
Series B Preferred Stock	2,588,693	(2)	0.00%	Shall have the right to vote equal to the number of common shares on a one-to-one basis.
Series C Preferred Stock	—	(3)	—	Shall have the right to vote equal to the number of common shares on a one-to-one basis.
Series D Preferred Stock	923,742,574	(4)	0.84%	Shall have the right to vote on an as-converted basis.
Series E Preferred Stock	40,465,485,149	(5)	36.91%	Shall have the right to vote on an as-converted basis.
Common Stock	2,456,634,910		2.25%
	219,835,315,924		100.00%

______________

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

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $1,308,051 and $831,502, respectively, as of December 31, 2023 and 2022 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 9.

As is mentioned in Note 8, Reginald Thomas was appointed to the Board of Directors of the Company in August 2018. Mr. Thomas is the brother to the CEO Stephen J. Thomas III. According to an agreement, as modified, with Mr. Reginald Thomas, he is to receive $5,000 per quarter and received 1,000,000 shares of restricted common stock valued at approximately $120,000 which is fully vested. The quarterly payment of $5,000 may be suspended by the Company if the Company has not been adequately funded.

Leases

See Note 9 for office lease used by CEO.

Amounts Receivable – Related Party

As of December 31, 2023 and 2022, there are amounts due from management/shareholders of $0 and $265,273, respectively, included in amounts receivable – related party, primarily receivable from Mark Rowen of Blue Collar.  See Note 9 for amounts payable to Stephen J. Thomas, III.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We incurred approximately $162,430 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2023. We incurred approximately $172,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2022.

During the fiscal years ended December 31, 2023 and 2022, we incurred $0 and $26,487, respectively, in other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

EXHIBITS INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
3.1	Articles of Incorporation of Chatham International, Inc. (9.30.96)	S-1	3.1	12/15/17
3.2	Articles of Incorporation of Cornerstone Capital, Inc. (12.30.98)	S-1	3.2	12/15/17
3.3	Articles of Amendment of Art, Music & Entertainment, Inc. – name change to Global Assets & Services, Inc. (7.30.01)	S-1	3.3	12/15/17
3.4	Articles of Merger – Global Assets & Services. Inc. and SDE 3, Inc. (1.17.02)	S-1	3.4	12/15/17
3.5	Articles of Amendment of Global Assets & Services, Inc. – name change to Jointland Development, Inc. (12.27.04)	S-1	3.5	12/15/17
3.6	Articles of Amendment of Jointland Development, Inc. – Article IV amendment (4.5.10)	S-1	3.6	12/15/17
3.7	Articles of Amendment of Jointland Development, Inc. – name change to Gold Royalty Corp. (10.19.10)	S-1	3.7	12/15/17
3.8	Articles of Amendment of Gold Royalty Corp. – new name Reuben Cannon Entertainment, Inc. (8.24.12)	S-1	3.8	12/15/17
3.9	Articles of Amendment of Gold Royalty Corp. – new name Ally Pharma US, Inc. (10.31.12)	S-1	3.9	12/15/17
3.10	Articles of Amendment of Ally Pharma US, Inc. – new name TPT Global Tech, Inc.	S-1	3.10	12/15/17
3.11	Articles of Amendment of TPT Global Tech, Inc. – Preferred Stock Series A & B (2.6.15)	S-1	3.11	12/15/17
3.12	Articles of Incorporation of Copperhead Digital Holdings, Inc.	S-1	3.12	12/15/17
3.13	Articles of Organization of Trucom, LLC	S-1	3.13	12/15/17
3.14	Articles of Organization of CityNet Arizona, LLC	S-1	3.14	12/15/17
3.15	Certificate of Amendment of Transactive Intermedia, Inc. – name change to San Diego Media, Inc.	S-1	3.15	12/15/17
3.16	Articles of Organization of K Telecom and Wireless, LLC	S-1	3.16	12/15/17
3.17	Articles of Incorporation of Blue Collar, Inc.	S-1	3.17	12/15/17
3.18	Articles of Organization of Center for Education in TV and Radio LLC	S-1	3.18	12/15/17
3.19	Articles of Amendment to Articles of Organization of Center for Education in TV and Radio LLC name change to Hollywood Riviera Studio, LLC	S-1	3.19	12/15/17
3.20	Articles of Organization of HRS Mobile, LLC	S-1	3.20	12/15/17
3.21	Bylaws of TPT Global Tech, Inc.	S-1	3.21	12/15/17
3.22	Articles of Organization of TPT MedTech, LLC	1-A	3.22	7/2/20
3.23	Articles of Incorporation of InnovaQor, Inc.	1-A	3.23	7/2/20
3.24	Articles of Organization of TPT Federal, LLC	1-A	3.24	7/2/20
3.25	Articles of Organization of Quiklab 1 LLC	1-A/A	3.25	8/28/20
3.26	Articles of Organization of QuickLAB 2, LLC	1-A/A	3.26	8/28/20
3.27	Statement of Correction Correcting the Entity Name – QuikLAB 2, LLC	1-A/A	3.27	8/28/20

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
3.28	Articles of Organization of QuickLAB 3, LLC	1-A/A	3.28	8/28/20
3.29	Statement of Correction Correcting the Entity Name – QuikLAB 3, LLC	1-A/A	3.29	8/28/20
3.30	Articles of Organization of QuickLAB 4, LLC	1-A/A	3.30	8/28/20
3.31	Statement of Correction Correcting the Entity Name – QuikLAB 4, LLC	1-A/A	3.31	8/28/20
3.32	Articles of Amendment to Articles of Incorporation	8-K	3.32	9/17/21
3.33	Articles of Amendment to Articles of Incorporation	8-K	3.33	2/14/22
3.34	Articles of Amendment to Articles of Incorporation	8-K	3.34	7/20/22
3.35	Articles of Amendment to Articles of Incorporation	8-K	3.35	7/20/22
3.36	Articles of Amendment to Articles of Incorporation	8-K	3.36	7/20/22
3.37	Articles of Amendment to Articles of Incorporation	8-K	3.37	7/20/22
3.38	Articles of Amendment to Articles of Incorporation	8-K	3.38	7/20/22
3.39	Articles of Amendment to Articles of Incorporation	8-K	3.39	9/22/22
3.40	Articles of Amendment to Articles of Incorporation	8-K	3.40	2/24/23
3.41	Articles of Amendment to Articles of Incorporation	8-K	3.1	2/6/24
4.1	Form of Vesting Warrants	S-1	4.1	12/15/17
4.2	Form of Unsecured Convertible Commercial Promissory Note - $250,000	S-1	4.2	12/15/17
4.3	Form of Commercial Convertible Promissory Notes	S-1	4.3	12/15/17
4.4	2017 TPT Global Tech, Inc. Stock Option And Award Incentive Plan	S-1	4.4	12/15/17
4.5	Series A Designation	S-1	4.5	12/15/17
4.6	Series B Designation	S-1	4.6	12/15/17
4.7	Promissory Note – HRS	S-1/A	4.7	2/23/18
4.8	Promissory Note – Blue Collar	S-1/A	4.8	2/23/18
4.9	Promissory Note - Blue Collar - Amendment No. 1 (2.9.18)	S-1/A	4.9	10/2/18
4.10	Promissory Note - MatrixSites, Inc. (10.31.17)	S-1/A	4.10	10/2/18
4.11	Series C Designation	S-1/A	4.11	10/2/18
4.12	Series D Designation	8-K	3(i)	3/10/20
4.13	Series D Designation Amendment	1-A	4.13	7/2/20
4.14	Form of Placement Agent Warrant	1-A POS	4.14	8/5/21
4.15	Amended Form of Placement Agent Warrant	1-A POS	4.15	9/22/21
4.16	Amended Form of Placement Agent Warrant	1-A POS	4.16	10/22/21
4.17	Series D Designation Amendment	POS AM	4.17	5/4/22

4.19	Amendment to Certificate of Designation of Series A	8-K	4.19	7/20/22
4.20	Amended and Restated Certificate of Designation of Series A	8-K	4.20	7/20/22
4.21	Amended and Restated Certificate of Designation of Series D	8-K	4.21	7/20/22
4.22	Certificate of Designation of Series E	8-K	4.22	7/20/22
4.23	Amended and Restate Certificate of Designation of Series E	8-K	4.23	7/20/22
4.24	2024 TPT Global Tech, Inc. Stock Option, Compensation, and Award Plan	8-K	10.2	2/6/24
10.1	Employment Agreement, Stephen J. Thomas, III	S-1	10.1	12/15/17
10.2	Employment Agreement, Gary Cook	S-1	10.2	12/15/17
10.3	Employment Agreement, Richard Eberhardt	S-1	10.3	12/15/17
10.4	Agreement and Plan of Merger – Ally Pharma US, Inc. and TPT Global, Inc. (9.30.14)	S-1	10.4	12/15/17
10.5	Purchase Agreement Ally Pharma US, Inc. and K Telecom and Wireless and Global Telecom International LLC (8.1.14)	S-1	10.5	12/15/17
10.6	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Copperhead Digital Holdings, Inc. (1.31.15)	S-1	10.6	12/15/17
10.7	Lease Agreement between Copperhead Digital Holdings, Inc. and Telecom Finance LLC (9.14.10)	S-1	10.7	12/15/17
10.8	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Port 2 Port, Inc. (9.30.15)	S-1	10.8	12/15/17

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.9	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and San Diego Media, Inc. (9.30.16)	S-1	10.9	12/15/17
10.10	Amendment #1 to Acquisition & Purchase Agreement between TPT Global Tech, Inc. and San Diego Media, Inc. (12.9.16)	S-1	10.10	12/15/17
10.11	Asset Acquisition Agreement between TPT Global Tech, Inc. and Interest Holders of the Lion Phone Technology (12.15.16)	S-1	10.11	12/15/17
10.12	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and MatrixSites, Inc.	S-1	10.12	12/15/17
10.13	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Hollywood Riviera LLC, HRS Mobile LLC (11.1.17)	S-1	10.13	12/15/17
10.14	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (11.3.17)	S-1	10.14	12/15/17
10.15	HRS Amendment	S-1/A	10.15	2/23/18
10.16	Amendment No. 1 – Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (2.9.18)	S-1/A	10.16	2/23/18
10.17	Amendment No. 2 – Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (3.29.18)	S-1/A	10.17	10/2/18
10.18	Amendment No. 3 - Acquisition and Purchase Agreement between TPT Global Tech, Inc. and Blue Collar Productions, Inc. (3.29.18)	S-1/A	10.18	10/2/18
10.19	Independent Director Agreement, Arkady Shkolnik	S-1/A	10.19	10/2/18
10.20	Independent Director Agreement, Reginald Thomas	S-1/A	10.20	10/2/18
10.21	Product, Software & Services License Agreement – New Orbit Technologies, Inc. (4.17.17)	S-1/A	10.21	10/2/18
10.22	Rescission, Settlement Agreement and Mutual Release	S-1/A	10.22	10/2/18
10.23	Security & Pledge Agreement - Blue Collar	S-1/A	10.23	11/5/18
10.24	Security & Pledge Agreement - Matrixsites	S-1/A	10.24	11/5/18
10.25	Securities Purchase Agreement with Geneva Roth Remark Holdings	8-K	10.1	3/22/19
10.26	Securities Purchase Agreement with Auctus Fund, LLC	8-K	10.1	3/27/19
10.27	Convertible Promissory Note with Auctus Fund, LLC	8-K	10.2	3/27/19
10.28	Common Stock Purchase Warrant	8-K	10.3	3/27/19
10.29	Asset Purchase Agreement between TPT Global Tech, Inc. and SpeedConnect , LLC	8-K	10.1	4/8/19
10.30	Agreement for the Purchase and Sale of Future Receipts	8-K	10.1	3/3/20
10.31	Acquisition and Purchase Agreement with Bridge Internet, LLC	8-K	10.1	3/19/20
10.32	Agreement and Plan of Merger – Rennova Health, Inc.	8-K	10.1	6/10/20
10.33	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and The Fitness Container, LLC	1-A/A	6.33	8/28/20
10.34	Acquisition and Purchase Agreement between TPT Global Tech, Inc. and The Fitness Container, LLC	1-A/A	6.34	8/28/20

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.35	Secured Promissory Note between TPT Global Tech, Inc. and The Fitness Container, LLC	1-A/A	6.35	8/28/20
10.36	COVID-19 Parking Lot Testing License Agreement	8-K	10.1	8/17/20
10.37	Letter of Intent between Medytox Diagnostics, Inc., EPIC Reference Labs, Inc. and Rennova Health, Inc. and TPT MedTech, LLC dated August 6, 2020	8-K	10.1	9/9/20
10.38	Interim Management Agreement	8-K	10.2	9/9/20
10.39	Strategic Partnership Agreement	8-K		9/10/20
10.40	Purchase Agreement	S-1	10.40	10/28/20
10.41	Settlement Agreement	S-1	10.41	10/28/20
10.42	Commercial Promissory Note with Michael A. Littman Ally, Defined Benefit Plan	S-1	10.42	10/28/20
10.43	Security and Pledge Agreement to Michael A. Littman, Defined Benefit Plan	S-1	10.43	10/28/20
10.44	Amendment and Extension Agreement No. 1 with Michael A. Littman, Atty, Defined Benefit Plan	S-1/A	10.44	1/15/21
10.45	Addendum to Amendment and Extension Agreement No. 1 with Michael A. Littman, Atty, Defined Benefit Plan	S-1/A	10.45	1/15/21
10.46	Release and Termination Agreement	S-1/A	10.46	1/15/21
10.47	Common Stock Purchase Agreement with White Lion Capital, LLC	S-1	10.47	6/30/21
10.48	Registration Rights Agreement with White Lion Capital, LLC	S-1	10.48	6/30/21
10.49	Placement Agent Fee Agreement with CIM Securities, LLC	1-A POS	6.36	8/5/21
10.50	Amendment to Placement Agent Fee Agreement with CIM Securities, LLC	1-A POS	6.37	8/5/21
10.51	Placement Agent Fee Agreement, Amendment No. 2, with CIM Securities, LLC	1-A POS	6.38	9/22/21
10.52	Convertible Promissory Note with FirstFire Global Opportunities Fund LLC	8-K	10.1	10/19/21
10.53	Securities Purchase Agreement with FirstFire Global Opportunities Fund LLC	8-K	10.2	10/19/21
10.54	Convertible Promissory Note with Cavalry Investment Fund, LP	8-K	10.3	10/19/21
10.55	Securities Purchase Agreement with Cavalry Investment Fund, LP	8-K	10.4	10/19/21
10.56	Convertible Promissory Note with Cavalry Fund I, LP	8-K	10.5	10/19/21
10.57	Securities Purchase Agreement with Cavalry Fund I, LP	8-K	10.6	10/19/21
10.58	Amendment No. 1 to Common Stock Purchase Agreement with White Lion Capital, LLC	8-K	10.1	1/12/22
10.59	Placement Agent Fee Agreement, Amendment No. 3, with CIM Securities, LLC	1-A POS	6.39	2/7/22
10.60	Convertible Promissory Note with Talos Victory Fund, LLC	8-K	10.1	2/8/22
10.61	Securities Purchase Agreement with Talos Victory Fund, LLC	8-K	10.2	2/8/22
10.62	Convertible Promissory Note with Blue Lake Partners, LLC	8-K	10.3	2/8/22
10.63	Securities Purchase Agreement with Blue Lake Partners, LLC	8-K	10.4	2/8/22
10.64	Amendment to Engagement Agreement and Placement Agent Fee Agreement	1-A POS	6.40	2/17/22
10.65	Settlement Agreement with John Ogren	8-K	10.1	10/27/21
10.66	Amendment No.4 to Placement Agent Fee Agreement Effective March 1, 2022	1-A POS	6.41	3/4/22
10.67	Acquisition and Purchase Agreement	8-K	2.1	10/21/22
10.68	First Addendum to Acquisition Agreement	8-K	2.2	10/21/22
10.69	Securities Purchase Agreement	8-K	10.1	4/3/23
10.70	Promissory Note	8-K	10.2	4/3/23
10.71	Agreement and Plan of Merger – Asberry 22 Holdings, Inc.	8-K	10.3	4/3/23
10.72	Security and Pledge Agreement – Asberry 22 Holdings, Inc.	8-K	10.4	4/3/23
10.73	Securities Purchase Agreement	8-K	10.1	8/4/23
10.74	Form of Promissory Note	8-K	10.2	8/4/23
10.75	Settlement Agreement and Mutual Release	8-K	10.1	9/12/23
10.76	Securities Purchase Agreement	8-K	10.1	9/20/23
10.77	Advisory Services Agreement	8-K	10.1	10/31/23
10.78	Acquisition and Purchase Agreement	8-K	10.1	11/9/23
10.79	Convertible Promissory Note	8-K	10.2	11/9/23

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.80	Securities Purchase Agreement	8-K	10.3	11/9/23
10.81	Business Development and Professional Services Consulting Agreement	8-K	10.1	2/6/24
19	Statement of Policy on Insider Trading		*
21.1	List of Subsidiaries		*
31.1	Section 302 Certification of Principal Executive Officer		*
31.2	Section 302 Certification of Principal Financial/Accounting Officer		*
32.1	Section 906 Certification of Principal Executive Officer		*
32.2	Section 906 Certification of Principal Financial/Accounting Officer		*
99.1	Trucom LLC Complete Patent	S-1	99.1	12/15/17
99.2	Patent Assignment – Ellifson to TruCom LLC(2.11.13)	S-1	99.2	12/15/17
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document		*
101.SCH	XBRL Taxonomy Extension Schema Document		*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

*Filed Herewith

ITEM 16. FORM 10-K SUMMARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPT GLOBAL TECH, INC.

/s/ Stephen J. Thomas, III	May 10, 2024
Stephen J. Thomas, III
(Chief Executive Officer/Principal Executive Officer)

/s/ Gary L. Cook	May 10, 2024
Gary L. Cook
(Chief Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen J. Thomas, III	May 10, 2024
Stephen J. Thomas, III, President, Chief Executive Officer, and Chairman of the Board

/s/ Gary L. Cook	May 10, 2024
Gary L. Cook, Chief Financial Officer

/s/ Richard Eberhardt	May 10, 2024
Richard Eberhardt, Chief Operating Officer and Director

/s/ Arkady Shkolnik	May 10, 2024
Arkady Shkolnik, Director

/s/ Reginald Thomas	May 10, 2024
Reginald Thomas, Director

/s/ John F. Wharton	May 10, 2024
John F. Wharton, Director

