Form 10-Q/A
period 2023-09-30
TPT GLOBAL TECH, INC.
filed 2025-02-07
CIK 1661039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

Restatement of Unaudited Condensed Consolidated Financial Statements

The Company is filing this Amendment No. 2 on Form 10-Q/A (the “2nd Amendment”) to restate the following items of its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2023, which was originally filed with the Securities and Exchange Commission on April 22, 2024 (the “Amended Form 10-Q”):

●	Item 1 of Part I “Financial Information”

●	Item 2 of Part I “Financial Information”

The Company has also updated the signature page, the certifications of its Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2, and its financial statements formatted in Extensible Business Reporting Language (XBRL). No other sections were affected, but for the convenience of the reader, the report on Form 10-Q/A2 restates in its entirety, as amended, the Company’s Amended Form 10-Q.

The Company has restated its unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2023, to correct an error related to an Agreement to Convert Debt to Series E Preferred Stock related to Michael Murphy. This Agreement to Convert Debt to Series E Preferred Stock created an extinguishment of the underlying debt that, given the modified terms included a conversion feature which created a derivative liability valued by a third party in the amount of $821,555 at inception and $826,347 as of September 30, 2024.  This derivative liability has now been accounted for as a loss on extinguishment of debt of $821,555 and derivative expense of $4,792 in the nine months ended September 30, 2023 and an increase to the derivative liability balance on the consolidated balance sheet as of September 30, 2023.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30	December 31,
	2023	2022
	(Unaudited) (As Restated)
CURRENT ASSETS
Cash and cash equivalents	$—	$59,630
Accounts receivable, net	61,055	5,808
Accounts receivable – related party	—	265,273
Prepaid expenses and other current assets	18,570	20,813
Assets held for sale	—	616,263
Total current assets	79,625	967,787
NON-CURRENT ASSETS
Property and equipment, net		2,455
Deposits and other assets	53,195	60,998
Total non-current assets	53,195	63,453

TOTAL ASSETS	$132,820	$1,031,240

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$11,798,925	$10,084,058
Deferred revenue	146,351	75,556
Customer liability	338,725	338,725
Current portion of loans, advances and factoring agreements	1,002,559	902,809
Convertible notes payable, net of discounts	3,424,556	3,054,869
Notes payable - related parties, net of discounts	4,902,510	4,762,579
Convertible notes payable – related parties, net of discounts	553,100	553,100
Derivative liabilities	5,030,135	4,822,398
Current portion of operating lease liabilities	7,353,988	5,897,274
Financing lease liabilities – related party	731,830	710,776
Liabilities held for sale	—	717,414
Total current liabilities	35,282,679	31,919,558

NON-CURRENT LIABILITIES
Loans, advances and factoring agreements, net of current portion and discounts	—	144,460
Operating lease liabilities, net of current portion	787,313	1,932,599
Total non-current liabilities	787,313	2,077,059
Total liabilities	36,069,992	33,996,617

Commitments and contingencies	—	—

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

	September 30,	December 31,
	2023	2022
	(Unaudited) (As Restated)

MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	42,983,742	42,983,742
Convertible Preferred Series B – 3,000,000 shares designated, 2,588,693 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1,677,473	1,677,473
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Convertible Preferred Series D, 10,000,000 designated – 46,649 shares issued and outstanding as of September 30, 2023 and December 31, 2022	244,592	244,592
Convertible Preferred Series E, 10,000,000 designated – 2,043,507 and 2,043,507 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	13,344,101	13,344,101
Total mezzanine equity	58,249,908	58,249,908

Stockholders' DEFICIT
Common stock, $.001 par value, 4,500,000,000 shares authorized, 1,882,579,354 and 1,256,900,534 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,882,579	1,256,901
Subscriptions payable	40,435	26,910
Additional paid-in capital	14,946,692	13,966,895
Accumulated deficit	(110,376,304)	(106,418,722)
Total TPT Global Tech, Inc. stockholders' deficit	(93,506,598)	(91,168,016)
Non-controlling interests	(680,482)	(47,269)
Total stockholders’ deficit	(94,187,080)	(91,215,285)

Total liabilities and stockholders' DEFICIT	$132,820	$1,031,240

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)
Revenues:
Products	$—	$—	$—	$82,000
Services	923,251	2,052,817	3,007,866	6,063,465
Total Revenues	923,251	2,052,817	3,007,866	6,145,465

COST OF SALES:
Products	—	—	—	27,882
Services	739,513	1,691,539	1,783,343	4,466,047
Total Costs of Sales	739,513	1,691,539	1,783,343	4,493,929
Gross profit (loss)	183,738	361,278	1,224,523	1,651,536
EXPENSES:
Professional	375,536	249,989	1,419,199	894,615
Payroll and related	455,063	572,574	1,478,320	1,823,527
General and administrative	587,831	489,663	1,418,044	1,358,560
Research and development	—	—	—	1,750,000
Depreciation	—	150,454	2,454	448,943
Amortization	—	164,057	—	492,171
Total expenses	1,418,430	1,626,737	4,318,017	6,767,816
Loss from operations	(1,234,692)	(1,265,459)	(3,093,494)	(5,116,280)

OTHER INCOME (EXPENSE)
Derivative gain (expense)	1,010,972	102,903	363,089	491,301
Gain (loss) on debt extinguishment	(687,705)	397,008	(355,175)	(1,970,030)
Interest expense	(412,735)	(426,265)	(1,340,412)	(4,705,548)
Other income (expense)	6,525	(53,206)	380,493	(52,387)
Total other income (expenses)	(82,943)	20,440	(952,005)	(6,236,664)

Net loss before income taxes	(1,317,635)	(1,245,019)	(4,045,499)	(11,352,944)
Income taxes	—	—	—	—
Net loss from continuing operations	(1,317,635)	(1,245,019)	(4,045,499)	(11,352,944)
Discontinued operations:
Net (loss) from discontinued operations	107,639	—	(557)	—
Gain on disposal of discontinued operations	126,101	—	126,101	—
Net income from discontinued operations	233,740	—	125,544	—
NET LOSS BEFORE NON-CONTROLLING INTERESTS	(1,083,895)	(1,245,019)	(3,919,955)	(11,352,944)

NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	84,632	(16,156)	37,627	(6,633)
DEEMED DIVIDEND RELATED TO MODIFICATION OF SERIES A PREFERRED STOCK	—	(39,866,742)	—	(39,866,742)
NET LOSS ATTRIBUTABLE TO TPT GLOBAL TECH, INC. SHAREHOLDERS	$(1,168,527)	$(41,095,605)	$(3,957,582)	$(51,213,053)
Loss per common share- Basic and diluted:
Continuing operations	$(0.00)	$(0.04)	$(0.00)	$(0.06)
Discontinued operations	0.00	—	0.00	—
	$(0.00)	$(0.04)	$(0.00)	$(0.06)
Weighted average number of common shares outstanding - Basic and diluted	1,810,916,794	950,225,974	1,681,251,378	932,094,683

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

  (As Restated)

	Common Stock		Subscriptions	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Payable	Capital	Deficit	Interest	Deficit
Balance as of June 30, 2023	1,723,749,021	$1,723,749	$37,560	$14,907,994	$(109,207,777)	$(761,908)	$(93,300,382)
Issuance of shares for services	53,830,333	53,830	1,100	30,698	—	—	85,628
Subscription payable for services	—	—	1,775	—	—	—	1,775
Disposition of IST	—	—	—	—	—	(3,206)	(3,206)
Issuance of shares for exchange of debt	105,000,000	105,000	—	8,000	—	—	113,000
Net loss	—	—	—	—	(1,168,527)	84,632	(1,083,895)
Balance as of September 30, 2023	1,882,579,354	$1,882,579	$40,435	$14,946,692	$(110,376,304)	$(680,482)	$(94,187,080)

	Common Stock		Subscriptions	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Payable	Capital	Deficit	Interest	Deficit
Balance as of December 31, 2022	1,256,900,534	$1,256,901	$26,910	$13,966,895	$(106,418,722)	$(47,269)	$(91,215,285)
Issuance of shares for services	53,830,333	53,830	1,100	30,698	—	—	85,628
Subscription payable for services	—	—	12,425	—	—	—	12,425
Disposition of IST	—	—	—	—	—--	(3,206)	(3,206)
Issuance of shares for exchange for debt	571,848,487	571,848	—	345,240	—	—	917,088
Acquisition of Asberry 22 Holdings, Inc.	—	—	—	603,859		(667,634)	(63,775)
Net loss	—	—	—	—	(3,957,582)	37,627	(3,919,955)
Balance as of September 30, 2023	1,882,579,354	$1,882,579	$40,435	$14,946,692	$(110,376,304)	$(680,482)	$(94,187,080)

	Common Stock		Subscriptions Payable	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	(Receivable)	Capital	Deficit	Interest	Deficit
Balance as of June 30, 2022	923,029,038	$923,029	$16,260	$12,860,873	$(55,039,285)	$78,825	$(41,160,298)
Common stock issued for services or subscription payable	—	—	5,325	—	—	—	5,325
Debt conversion to common stock	105,149,600	105,150	—	425,719	—	—	530,869
Modification of Series A Preferred Stock					(39,866,742)		(39,866,742)
Net loss	—	—	—	—	(1,228,863)	(16,156)	(1,245,019)
Balance as of September 30, 2022	1,028,178,638	$1,028,179	$21,585	$13,286,592	$(96,134,890)	$62,669	$(81,735,865)

	Common Stock		Subscriptions Payable	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	(Receivable)	Capital	Deficit	Interest	Deficit
Balance as of December 31, 2021	923,029,038	$923,029	$5,610	$12,860,873	$(44,921,837)	$69,302	$(31,063,023)
Common stock issued for services or subscription payable	—	—	15,975	—	—	—	15,975
Debt conversion to common stock	105,149,600	105,150	—	425,719	—	—	530,869
Modification of Series A Preferred Stock					(39,866,742)		(39,866,742)
Net loss	—	—	—	—	(11,346,311)	(6,633)	(11,352,944)
Balance as of September 30, 2022	1,028,178,638	$1,028,179	$21,585	$13,286,592	$(96,134,890)	$62,669	$(81,735,865)

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2023	2022
	(As Restated)
Cash flows from operating activities:
Net loss	$(3,919,955)	$(11,352,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income from discontinued operations	(125,544)	—
Depreciation	2,454	448,943
Amortization	—	492,171
Amortization of debt discounts	694,938	3,593,957
Convertible Note payable issued for Asberry Series A Stock	508,553	—
Note payable issued for research and development	—	1,550,000
Derivative expense (gain)	(363,089)	(491,301)
Gain (loss) on extinguishment of debt	355,175	1,970,030
Loss on disposition of property and equipment	—	124,849
Share-based compensation: Common stock	98,053	15,975
Changes in operating assets and liabilities:
Accounts receivable	(55,247)	(193,973)
Accounts receivable – related party	—
Prepaid expenses and other assets	271,766	(81,881)
Deposits and other assets	7,804	186,198
Accounts payable and accrued expenses	1,696,700	1,633,792
Net change in operating lease right of use assets and liabilities	311,428	2,218,444
Other liabilities	70,795	(377,573)
Net cash used in operating activities from continuing operations	(446,169)	(263,313)
Net cash provided by operating activities from discontinued operations	4,034	—
Net cash used in operating activities	(442,135)	(263,313)

Cash flows from investing activities:
Purchase of equipment	—	(16,297)
Net cash used in investing activities	—	(16,297)

Cash flows from financing activities:
Proceeds from convertible notes, loans and advances	358,500	1,256,187
Payment on convertible loans, advances and factoring agreements	(83,221)	(1,391,580)
Proceeds from notes payable – related parties	139,931	—
Payments on convertible notes and amounts payable – related parties	—	(39,664)
Net cash provided by financing activities from continuing operations	415,210	(175,057)
Net cash used in financing activities from discontinued operations	(32,705)	—
Net cash provided by financing activities	382,505	—
Net change in cash	(59,630)	(454,667)
Cash and cash equivalents - beginning of period	59,630	518,066

Cash and cash equivalents - end of period	$—	$59,630

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

_______________

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

______________

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

______________

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of September 30, 2023 are the following:

(Restated)
Derivative Instrument	Fair Value
Convertible Promissory Notes	$4,919,716
Fair value of Warrants issued with the derivative instruments	110,419
$5,030,135

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

We incurred $3,919,955 and $11,352,944, respectively, in losses, and we used $442,135 and $263,313, respectively, in cash for operations for the nine months ended September 30, 2023 and 2022. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, research and development, derivative expense or gain, gain on extinguishment of debt and share-based compensation which totaled to a net $1,170,540 for 2023 and $7,704,624 for 2022.

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

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 7.44% as of September 30, 2023, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved internally to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling $85,120 which expired as of December 31, 2019 (see Note 8) and was due, as amended, August 31, 2020. $300,461 of the principal balance was exchanged for 60,092 shares of Series E Preferred Stock in April 2022. See Note 8. The Company is in negotiations to refinance this Line of Credit. See Agreement to Convert Debt in Note 7.

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

(6) During 2018, the Company issued convertible promissory notes in the amount of $537,200 to related parties and $10,000 to a non-related party which bear interest at 6% (11% default interest rate), are due 30 months from issuance and are convertible into Series C Preferred Stock at $1.00 per share. $106,000 of these notes were exchanged for 21,200 shares of Series E Preferred Stock in April 2022 and $19,400 were repaid prior to December 31, 2021. See Agreement to Convert Debt in Note 7.

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

The derivative liability as of September 30, 2023, in the amount of $5,030,135 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2023.

(As Restated)
Debt Derivative Liabilities
Balance, December 31, 2021	$4,042,910
Change in derivative liabilities from new notes payable	622,518
Change in derivative liabilities from conversion of notes payable	(493,101)
Change in fair value of derivative liabilities at end of period – derivative expense	650,071
Balance, December 31, 2022	$4,822,398
Change in derivative liabilities from new notes payable	477,414
Change in derivative liabilities from extinguishment of debt	93,412
Change in fair value of derivative liabilities at end of period – derivative expense	(363,089)
Balance, September 30, 2023	$5,030,135

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

As of September 30, 2023, the Company marked to market the fair value of the debt derivatives and determined a fair value of $5,030,135 ($4,919,716 from the convertible notes and $110,419 from warrants) in Note 5 (2) above. The Company recorded an expense from change in fair value of debt derivatives of $458,466 for the nine months ended September 30, 2023. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 133.3% to 191.5%, (3) weighted average risk-free interest rate of 4.80% to 5.53% (4) expected life of 0.50 to 3.58 years, and (5) the quoted market price of $0.001 for the Company’s common stock.

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

Agreement to Convert Debt

On July 31, 2023, the Company and Michael Murphy, shareholder and debt holder, entered into a Conversion Shares Purchase Agreement by which Mr. Murphy has agreed to an automatic conversion of his outstanding principal debt, as well as related accrued interest if elected by Mr. Murphy, into shares of the Company’s Series E Preferred Stock or an equity stock that subsequent to the agreement the Company may have issued to any party that has favorable terms to the Series E Preferred Stock, upon the Company’s intended uplist to a major exchange in conjunction with its capital raise through the capital markets. This principal amount is $2,397,329 as of September 30, 2023. This Agreement to Convert Debt to Series E Preferred Stock created an extinguishment of the underlying debt that, given the modified terms included a conversion feature which created a derivative liability valued by a third party in the amount of $821,555 at inception and $826,347 at September 30, 2023, which has now been accounted for as derivative expense in the nine months ended September 30, 2023 and an increase to the derivative liability balance on the balance sheet.

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

 ______________

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

______________

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

______________

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

The following tables present summary information by segment for the three months ended September 30, 2023 and 2022, respectively:

2023	TPT		TPT MedTech and	Corporate	(As Restated)
	SpeedConnect	Blue Collar	QuikLabs	and other	Total
Revenue	$800,617	79,063	—	43,571	$923,251
Cost of revenue	$(698,781)	(3,642)	—	(37,090)	$(739,513)
Net income (loss)	$(372,794)	(72,359)	(20)	(638,722)	$(1,083,895)
Depreciation and amortization	$—	—	—
Derivative gain (expense)	$—	—	—	1,010,972	$1,010,972
Gain (loss) on debt extinguishment	$—	—	—	(687,705)	$(687,705)
Interest expense	$—	(2,592)	—	(410,143)	$(412,735)
Total assets	$23,968	89,486	3,816	15,550	$132,820

2022	TPT		TPT MedTech and	Corporate
	SpeedConnect	Blue Collar	QuikLABS	and other	Total
Revenue	$1,357,611	692,486	(560)	2,720	$2,052,817
Cost of revenue	$(1,303,856)	(305,301)	—	(82,382)	$(1,691,539)
Net income (loss)	$(486,747)	82,809	(123,798)	(717,284)	$(1,245,019)
Deemed dividend related to modification of Series A Preferred Stock	$—	—	—	(39,866,742)	$(39,866,742)
Depreciation and amortization	$(133,391)	(1,705)	(14,931)	(164,483)	$(314,511)
Derivative gain	$—	—	—	102,903	$102,903
Gain on debt extinguishment	$—	—	—	397,008	$301,224
Interest expense	$(98,159)	(36,926)	—	(291,181)	$(426,265)
Total assets	$5,234,872	1,787,540	2,942	1,521,797	$8,547,151

The following tables present summary information by segment for the nine months ended September 30, 2023 and 2022, respectively:

2023	TPT		TPT MedTech and	Corporate	(As Restated)
	SpeedConnect	Blue Collar	QuikLABS	and other	Total
Revenue	$2,717,230	243,592	—	47,044	$3,007,866
Cost of sales	$(1,640,456)	(82,281)	—	(60,606)	$(1,783,343)
Net income (loss)	$335,823	(334,081)	(1,625)	(3,920,072)	$(3,919,955)
Depreciation and amortization	$—	—	—	(2,454)	$(2,454)
Derivative gain (expense)	$—	—	—	363,089	$363,089
Gain on debt extinguishment	$—	—	—	(355,175)	$(355,175)
Interest expense	$(42,355)	(9,920)	—	(1,288,137)	$(1,340,412)
Total assets	$23,968	89,486	3,816	15,550	$132,820

2022	TPT		TPT MedTech and	Corporate
	SpeedConnect	Blue Collar	QuikLABS	and other	Total
Revenue	$4,403,345	1,386,970	89,755	265,395	$6,145,465
Cost of sales	$(3,470,536)	(758,462)	—	(264,930)	$(4,493,929)
Net loss	$(909,938)	(24,354)	(213,720)	(10,204,935)	$(11,352,944)
Deemed dividend related to modification of Series A Preferred Stock	$—	—	—	(39,866,742)	$(39,866,742)
Depreciation and amortization	$(397,187)	(5,683)	(44,793)	(493,450)	$(956,045)
Derivative gain	$—	—	—	491,301	$491,301
Loss on debt extinguishment	$—	—	—	(1,970,030)	$(2,065,814)
Interest expense	$(476,840)	(42,466)	—	(4,186,243)	$(4,705,548)
Total assets	$5,234,872	1,787,540	9,585	1,521,797	$8,547,151

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

NOTE 13 - RESTATEMENT

The Company has restated its restated unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2023 to correct and error related an Agreement to Convert Debt to Series E Preferred Stock related to Michael Murphy. This Agreement to Convert created an extinguishment of the underlying debt that, given the terms included a conversion feature which created a derivative liability valued by a third party in the amount of $821,555 at inception and $826,347 at September 30, 2023. This derivative liability has now been accounted for as a loss on extinguishment of debt of $821,555 and derivative expense of $4,792 in the nine months ended September 30, 2023 and an increase to the derivative liability balance on the consolidated balance sheet as of September 30, 2023.

The following tables reflect the impact of the restatement on the unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023.

Balance Sheet:

	As Previously Reported	Effect of Restatements	As Restated
Derivative liabilities	$4,203,788	826,347	$5,030,135
Total current liabilities	$34,456,332	826,347	$35,282,679
Total liabilities	$35,243,645	826,347	$36,069,992
Accumulated deficit	$(109,549,957)	(826,347)	$(110,376,304)
Total TPT Global Tech, Inc. stockholders’ deficit	$(92,680,251)	(826,347)	$(93,506,598)
Total stockholders’ deficit	$(93,360,733)	(826,347)	$(94,187,080)

Statement of Operations – Three months ended September 30, 2023:

	As Previously Reported	Effect of Restatements	As Restated
Derivative gain (expense)	$1,015,764	(4,792)	$1,010,972
Gain (loss) on extinguishment of debt	$133,850	(821,555)	$(687,705)
Total other income (expense)	$743,404	(826,347)	$(82,943)
Net loss before income taxes	$(491,288)	(826,347)	$(1,317,635)
Net loss from continuing operations	$(491,288)	(826,347)	$(1,317,635)
Net loss before non-controlling interests	$(257,548)	(826,347)	$(1,083,895)
Net loss attributable to TPT Global Tech, Inc. shareholders	$(342,180)	(826,347)	$(1,168,527)

Statement of Operations – Nine months ended September 30, 2023:

	As Previously Reported	Effect of Restatements	As Restated
Derivative gain (expense)	$367,881	(4,792)	$363,089
Gain (loss) on extinguishment of debt	$466,380	(821,555)	$(355,175)
Total other income (expense)	$(125,658)	(826,347)	$(952,005)
Net loss before income taxes	$(3,219,152)	(826,347)	$(4,045,499)
Net loss from continuing operations	$(3,219,152)	(826,347)	$(4,045,499)
Net loss before non-controlling interests	$(3,093,608)	(826,347)	$(3,919,955)
Net loss attributable to TPT Global Tech, Inc. shareholders	$(3,131,235)	(826,347)	$(3,957,582)

Statement of Stockholders Deficit:

	As Previously Reported	Effect of Restatement	As Restated
Net loss for the three months ended September 30, 2023	$(257,548)	(826,347)	$(1,083,895)
Net loss for the nine months September 30, 2023	$(3,093,608)	(826,347)	$(3,919,955)
Accumulated deficit	$(109,549,957)	(826,347)	$(110,376,304)
Total stockholders’ deficit	$(93,360,733)	(826,347)	$(94,187,080)

Statement of Cash Flows:

	As Previously Reported	Effect of Restatement	As Restated
Net loss	$(3,093,608)	(826,347)	$(3,919,955)
Derivative expense (gain)	$(367,881)	4,792	$(363,089)
Gain (loss) on extinguishment of debt	$(466,380)	821,555	$355,175

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2023, we had an accumulated deficit totaling $110,376,304. This raises substantial doubts about our ability to continue as a going concern.

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

Derivative gains of $1,010,972 and $102,903 result from the accounting for derivative financial instruments during the three months ended September 30, 2023 and 2022, respectively.

The gain (loss) on debt extinguishment of $(687,705) for the current period and $397,008 from the prior period results from the conversion of convertible debt to common stock and exchanges in the prior year of accounts payable, financing arrangements and lease agreement balances for Series E Preferred Stock.

Interest expense decreased for the three months ended September 30, 2023 compared to the prior period by $13,530. The two periods are comparable.

IST has been disclosed as discontinued operations.  The $126,101 and $107,639 represent the gain on disposal of discontinued operations and the net gain from the discontinued operations for the quarter ended September 30, 2023 of IST.

During the three months ended September 30, 2023, we recognized a net loss of $1,317,635 from continuing operations versus $1,245,019 for the prior period. The difference mainly is activity in the prior period related to depreciation and amortization and decreases in margin and operating expenses explained above.

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

Derivative gains of $363,089 and $491,301 result from the accounting for derivative financial instruments during the nine months ended September 30, 2023 and 2022, respectively.

The loss of $355,175 for the period ended September 30, 2023 and $1,970,030 for the prior period ended September 30, 2022 result from the exchange of accounts payable, financing arrangements and lease agreement balances for Series E Preferred Stock.

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

During the nine months ended September 30, 2023, we incurred a net loss of $4,045,499 from continuing operations compared to $11,352,944 for the prior period. The difference was largely from the loss on extinguishment of accounts payable, financing arrangements and lease agreement balances, interest expense from amortization of debt discounts and default accounting for derivative securities and depreciation and amortization in the prior year versus the current period.

LIQUIDITY AND CAPITAL RESOURCES

We incurred $3,919,955 and $11,352,944, respectively, in losses, and we used $442,135 and $263,313, respectively, in cash for operations for the nine months ended September 30, 2023 and 2022. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, research and development, derivative expense or gain, gain on extinguishment of debt and share-based compensation which totaled to a net $1,170,540 for 2023 and $7,704,624 for 2022.

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

2023 Conversions			Accrued	Share	Price
	Date	Principal	Int & Fees	Amounts	Per Share
FirstFire	2/14/2023	60,000	—	50,000,000	0.0012
	2/27/2023	78,000	—	65,000,000	0.0012
	3/14/2023	78,000	—	65,000,000	0.0012
	7/24/23	96,000	—	80000000	0.0012
	11/8/2023	102,000	—	85,000,000	0.0012
		414,000	—	345,000,000

Cavalry Investment	1/30/2023	22,000		18,333,334	0.0012
	2/17/2023	27,000	—	22,500,000	0.0012
		49,000	—	40,833,334

Cavalry Fund I	1/30/2023	44,000		36,666,667	0.0012
	2/17/2023	54,000	—	45,000,000	0.0012
	3/8/2023	33,230	—	36,922,043	0.0009
		131,230	—	118,588,710

1800 Diagonal	1/4/2023	35,000		31,818,182	0.0011
	1/6/2023	40,000	—	36,363,636	0.0011
	1/17/2023	50,000	—	41,666,667	0.0012
	1/20/2023	21,094	—	17,577,958	0.0012
	8/10/23	17,000	—	25,000,000	0.0007
	10/31/23	14,000	—	93,333,333	0.00015
	11/7/23	35,530	—	93,500,000	0.00038
		212,624	—	339,259,776

Total Conversions 2023		806,854	—	843,681,820

2022 Conversions			Accrued	Share	Price
	Date	Principal	Int & Fees	Amounts	Per Share
FirstFire	9/15/2022	59,160	—	17,000,000	0.0035
	10/19/2022	61,875	—	50,000,000	0.0012
	12/14/2022	125,625	—	50,000,000	0.0025
		246,660	—	117,000,000

Talos	9/1/2022	271,750	28,925	40,090,000	0.0075
		271,750	28,925	40,090,000

Blue Lake	9/8/2022	263,585	96,863	48,059,600	0.0075
		263,585	96,863	48,059,600

Cavalry Investment	11/15/2022	18,000	—	15,000,000	0.0012
		18,000	—	15,000,000

Cavalry Fund I	10/25/2022	—	25,000	20,161,290	0.0012
	11/15/2022	36,000	—	30,000,000	0.0012
		36,000	—	50,161,290

1800 Diagonal	11/17/2022	25,000	—	20,833,333	0.0012
	12/22/2022	40,000	—	20,000,000	0.0020
	12/30/2022	25,000	—	22,727,273	0.0011
		90,000	—	63,560,606

Total Conversions 2022		925,995	147,288	333,871,496

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

TPT GLOBAL TECH, INC.
(Registrant)

Dated: February 7, 2025	By:	/s/ Stephen J. Thomas, III
Stephen J. Thomas, III
(Chief Executive Officer, Principal Executive Officer)

Dated: February 7, 2025	By:	/s/ Gary L. Cook
Gary L. Cook
(Chief Financial Officer, Principal Accounting Officer)

