Form 10-K/A
period 2023-12-31
TPT GLOBAL TECH, INC.
filed 2025-02-07
CIK 1661039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Explanatory Note

Restatement of Consolidated Financial Statements

The Company is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to restate the following items of its Annual Report on Form 10-K for the year ended December 31, 2023, which was originally filed with the Securities and Exchange Commission on May 10, 2024:

●	Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

●	Item 8 of Part II “Financial Statements and Supplementary Data”

The Company has also updated the signature page, the certifications of its Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2, and its financial statements formatted in Extensible Business Reporting Language (XBRL). No other sections were affected, but for the convenience of the reader, the report on Form 10-K/A restates in its entirety, as amended, the Company’s Amended Form 10-K.

The Company has restated its consolidated financial statements as of and for the year ended December 31, 2023, to correct an error related to an Agreement to Convert Debt to Series E Preferred Stock related to Michael Murphy.  This Agreement to Convert Debt to Series E Preferred Stock created an extinguishment of the underlying debt that, given the modified terms included a conversion feature which created a derivative liability valued by a third party in the amount of $821,555 at inception and $762,631 as of December 31, 2023.  This derivative liability has now been accounted for as extinguishment of debt of $821,555 and derivative gain based on the change in fair value of $58,924 for the year ended December 31, 2023, and an increase to the derivative liability balance on the consolidated balance sheet as of December 31, 2023.

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

We incurred $11,164,221 and $21,749,920, respectively, in losses, and we used $525,539 and $226,493, respectively, in cash for operations for the years ended December 31, 2023 and 2022. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-lived assets and share-based compensation which totaled to a net $6,896,400 for 2023 and $16,746,502 for 2022.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2023, we had an accumulated deficit totaling $117,600,302. This raises substantial doubts about our ability to continue as a going concern.

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

Derivative expense the current period was $5,377,163 compared to $650,071 for the prior period. This results from the accounting for derivative financial instruments and is largely dependent on the company’s common stock trading price.

The loss on debt extinguishment of $189,335 for the current period results from conversions of derivative debt for common shares.  The prior year loss on debt extinguishments also was from conversions of derivative debt but also exchanges of debt for Series E Preferred Stock.

Interest expense decreased for the year ended December 31, 2023 compared to the prior period by $2,995,986. The decrease comes largely from the amortization of debt discounts and default provisions on the Company’s derivative securities in the prior year.

During the year ended December 31, 2023, we recognized a net loss of $11,164,221 compared to $21,749,920 for the prior period. The difference was loss on debt conversions, interest expense and impairments in the prior year compared to the current year.

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

We incurred $11,164,221 and $21,749,920, respectively, in losses, and we used $525,539 and $226,493, respectively, in cash for operations for the years ended December 31, 2023 and 2022. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-lived assets and share-based compensation which totaled to a net $6,896,400 for 2023 and $16,746,502 for 2022.

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

A summary of material terms of our financing arrangements as of December 31, 2023 is as follows:

	Balance	Rate	Due Date	Past Due		Conversion	Secured
Third party debt:
Loans and advances	$105,092	3.76-14%	May 2020 to March 2021	$59,263		None	Company assets
Convertible Notes Payable	3,368,260	6-24%	(1)	$3,390,186	(6)	Convertible at $0.15 to $0.25 per share	Company stock
Factoring Agreements	537,066	30-43%	February 2020 to October 2021	$537,066		None	Receivables
Total third party debt	$4,010,418

Related party debt:
Line of Credit	$2,742,929	1 Mo Libor plus 2.0%	(2)	$2,742,929		(7)	Trucom assets
Assumed bank loan	397,282	Prime plus 6%	(3)	$397,282		None	Assets
Acquisition Debt (Matrixsites)	1,550,000	0%	(4)	None		None	VuMe Live assets
Acquisition Debt (Lion Phone)	350,000	0%	None	None		None	None
Acquisition Debt (Air Fitness)(4)	115,500	--	February 1, 2021	115,500	(5)	None	Air Fitness assets
Convertible Debt	553,100	4-6%	Various in 2020 and 2021	$553,100		Convertible at $0.15 to $1.00 per share (7)	Company assets
Shareholder Debt	170,338	0%	None	None		None	None
Total related party debt	$5,879,149
Total financing arrangements	$9,889,567

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

(7)  Agreement now in place for this to be convertible into Series E Preferred Stock upon Uplist to a major exchange.

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

As of December 31, 2023, the Company marked to market the fair value of the debt derivatives and determined a fair value of $10,590,354 ($10,549,537 from the convertible notes and $40,817 from the warrants) in Note 8. The Company recorded an expense of $5,377,163 and $650,071 from change in fair value of debt derivatives for the years ended December 31, 2023 and 2022, respectively. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 214.2% to 558.3%, (3) weighted average risk-free interest rate of 4.01% to 5.26% (4) expected life of .167 to 3.08 years, and (5) the quoted market price of $0.001 for the Company’s common stock.

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

Restatement of Financial Statements

As discussed in Note 14 to the financial statements, the financial statements as of and for the year ended December 31, 2023 have been restated to correct misstatements.

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

Determination and Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Note 6 of the consolidated financial statements, during the year ended December 31, 2023 and in prior periods, the Company issued convertible notes and warrants, and modified existing notes by adding substantive conversion features,that required management to assess whether the conversion features of the convertible notes required bifurcation and separate valuation as a derivative liability and whether the warrants required accounting as derivative liabilities. The Company determined that the conversion features of certain of its convertible notes and certain warrants issued in financing arrangements required to be accounted for as derivative liabilities due to: (1) certain conversion features did not contain an explicit limit on the number of shares to be delivered in share settlement; and (2) the fact the Company could not assert it had sufficient authorized but unissued shares available to settle certain instruments considering all other stock-based commitments. The derivative liabilities were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period.  The Company utilized valuation models to determine the fair value of the derivative liabilities depending on the features embedded in the instruments.  These models use certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

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

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the following:

•

We inspected and reviewed debt agreements, warrant agreements, conversion notices, modification agreements, and settlement agreements to evaluate the Company's determination of whether derivative accounting was required, including assessing and evaluating management's application of relevant accounting standards to such transactions.

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

Draper, UT

May 10, 2024, (February 7, 2025 as to the effects of the restatement described in Notes 6 and 14)

TPT Global Tech, Inc.

Consolidated Balance Sheets

Assets

	December 31,
	2023	2022
	(As Restated)
CURRENT ASSETS
Cash and cash equivalents	$17,454	$59,630
Accounts receivable, net	27,753	5,808
Accounts receivable – related party	—	265,273
Prepaid expenses and other current assets	15,134	20,813
Assets held for sale	—	616,263
Total current assets	60,341	967,787
NON-CURRENT ASSETS
Property and equipment, net	—	2,455
Deposits and other assets	44,288	60,998
Total non-current assets	44,288	63,453

TOTAL ASSETS	$104,629	$1,031,240

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$12,918,572	$10,084,058
Deferred revenue	58,564	75,556
Customer liability	338,725	338,725
Loans, advances and factoring agreements	642,158	902,809
Convertible notes payable, net of discounts	3,368,260	3,054,869
Notes payable – related parties, net of discounts	5,326,049	4,762,579
Convertible notes payable – related party, net of discounts	553,100	553,100
Derivative liabilities	10,590,354	4,822,398
Current portion of operating lease liabilities	7,781,351	5,897,274
Financing lease liability – related party	738,847	710,776
Liabilities held for sale	—	717,414
Total current liabilities	42,315,980	31,919,558

NON-CURRENT LIABILITIES

Loans, advances and factoring agreements, net of current portion and discounts	—	144,460
Operating lease liabilities, net of current portion	680,187	1,932,599
Total non-current liabilities	680,187	2,077,059
Total liabilities	$42,996,167	$33,996,617

Commitments and contingencies	—	—

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.

Consolidated Balance Sheets - CONTINUED

	December 31,	December 31,
	2023	2022
	(As Restated)
MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of December 31, 2023 and 2022	$42,983,742	$42,983,742
Convertible Preferred Series B, 3,000,000 designated - 2,588,693 shares issued and outstanding as of December 31, 2023 and 2022	1,677,473	1,677,473
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of December 31, 2023 and 2022	—	—
Convertible Preferred Series D – 10,000,000 shares designated, 46,649 shares issued and outstanding as of December 31, 2023 and 2022	244,592	244,592
Convertible Preferred Series E – 10,000,000 shares designated, 2,043,507 shares issued and outstanding as of December 31, 2023 and 2022, respectively	13,344,101	13,344,101
Total mezzanine equity	$58,249,908	$58,249,908

STOCKHOLDER’S DEFICIT

Common stock, $0.001 par value, 4,500,000,000 shares authorized, 2,456,634,910 and 1,256,900,534 as of December 31, 2023 and 2022, respectively	$2,456,635	$1,256,901
Subscriptions payable (receivable)	(3,265)	26,910
Additional paid-in capital	14,706,236	13,966,895
Accumulated deficit	(117,600,302)	(106,418,722)
Total TPT Global Tech, Inc. Stockholders’ deficit	(100,440,696)	(91,168,016)
Non-controlling interests	(700,750)	(47,269
Total stockholders' deficit	(101,141,446)	(91,215,285)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$104,629	$1,031,240

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
	2023	2022
	(As Restated)
Revenues:
Products	$-	$82,000
Services	3,297,916	7,227,996
Total Revenues	3,297,916	7,309,996

COST OF SALES:
Products	-	27,882
Services	2,335,775	5,770,149
Total Costs of Sales	2,335,775	5,798,031
Gross profit	962,141	1,511,965
OPERATING EXPENSES:
Professional	2,009,546	1,174,706
Payroll and related	1,924,185	2,339,223
General and administrative	1,407,997	1,654,264
Research and development	-	1,750,000
Impairment of goodwill and long-lived assets	-	7,283,276
Depreciation	2,455	583,897
Amortization	-	656,228
Total operating expenses	5,344,183	15,441,594

Loss from operations	(4,382,042)	(13,929,629)

OTHER INCOME (EXPENSE)
Derivative expense	(5,377,163)	(650,071)
Loss on debt extinguishment	(189,335)	(2,248,092)
Interest expense	(1,759,399)	(4,755,386)
Other income (loss), net	418,194	(62,387)
Total other expense	(6,907,703)	(7,715,936)

Net loss from continuing operations before income taxes	(11,289,745)	(21,645,565)
Income taxes	-	-
Net loss from continuing operations	(11,289,745)	(21,645,565)
Discontinued operations:
Net income from discontinued operations	(577)	(104,355)
Gain on disposal of discontinued operations	126,101	-
Net income (loss) from discontinued operations	125,524	(104,355)
Net loss before non-controlling interests	(11,164,221)	(21,749,920)
Net (loss) income attributable to non-controlling interests	17,359	(119,777)
Deemed dividend related to modification of series A Preferred Stock	-	(39,866,742
Net loss attributable to TPT Global Tech, Inc. Shareholders	$(11,181,580)	$(61,496,885)

Loss per common share-basic and diluted:
Continuing operations	$(0.01)	$(0.06)
Discontinued operations	0.00	(0.00)
	$(0.01)	$(0.06)
Weighted-average common shares outstanding-basic and diluted	1,781,846,679	980,582,964

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.

Consolidated Statements of Stockholders' Deficit

For the years ended December 31, 2023 and 2022

	Common Stock						(As Restated)
	Shares	Amount	Subscriptions Payable (Receivable)	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of December 31, 2021	923,029,038	$923,029	$5,610	$12,860,873	$(44,921,837)	$69,302	$(31,063,023)
Common stock subscribed for services or subscription payable	—	—	21,300	—	—	—	21,300
Acquisition of IST	—	—	—	—	—	3,206	3,206
Common shares issued in exchange for debt	333,871,496	333,872	—	1,106,022	—	—	1,439,894
Modification of Series A Preferred Stock	—	—	—	—	(39,866,742)	—	(39,866,742)
Net Loss	—	—	—	—	(21,630,143)	(119,777)	(21,749,920)
Balance as of December 31, 2022	1,256,900,534	$1,256,901	$26,910	$13,966,895	$(106,418,722)	$(47,269)	$(91,215,285)
Common stock subscribed for services or subscription payable	58,830,333	58,830	(30,175)	70,198	—	—	98,853
Acquisition of Asberry				603,859		(667,634)	(63,775)
Disposition of IST	—	—	—	—	—	(3,206)	(3,206)
Common shares issued in exchange for debt	1,140,904,043	1,140,904	—	65,284	—	—	1,206,188
Net Loss	—	—	—	—	(11,181,580)	17,359	(11,164,221)
Balance as of December 31, 2023	2,456,634,910	$2,456,635	$(3,265)	$14,706,236	$(117,600,302)	$(700,750)	$(101,141,446)

See accompanying notes to consolidated financial statements.

TPT Global Tech, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2023	2022
	(As Restated)
Cash flows from operating activities:
Net loss	$(11,164,221)	$(21,749,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss (income) from discontinued operations	(125,524)	104,358
Depreciation	2,455	583,897
Amortization	—	656,228
Amortization of debt discounts	845,565	3,628,718
Convertible note payable issued for Asberry Series A Stock	508,553	—
Promissory note issued for research and development	—	1,550,000
Loss on debt extinguishment	189,335	2,248,092
Loss on disposal of property and equipment	—	124,849
Derivative expense	5,377,163	650,071
Loss on impairment of goodwill and long-lived assets	—	7,283,276
Common stock subscribed for services	98,853	21,300
Changes in operating assets and liabilities:
Accounts receivable	(21,945)	96,127
Accounts receivable – related party	—	(190,179)
Prepaid expenses and other assets	291,909	230,841)
Accounts payable and accrued expenses	2,853,611	2,986,646
Other liabilities	(16,992)	(387,087)
Net change in operating lease assets and liabilities	631,665	1,901,116
Net cash used in operating activities from continuing operations	(529,573)	(226,493)
Net cash provided by operating activities from discontinued operations	4,034	35,177
Net cash used in operating activities	(525,539)	(261,670)
Cash flows from investing activities:
Acquisition of property and equipment, net of sales	—	(16,297)
Cash flows from investing activities used continuing operations	—	(16,297)
Cash flows from investing activities used in discontinued operations	—	(6,450)
Net cash used in investing activities	—	(22,747)

Cash flows from financing activities:
Proceeds from convertible notes payable, loans and advances and factoring agreements	433,500	1,256,187
Proceeds from notes payable – related parties	166,188	-
Payments on convertible notes payable, loans, advances and factoring agreements	(83,620)	(1,391,523)
Payments on convertible notes and amounts payable – related parties	—	(45,132)
Net cash provided by (used in) financing activities from continuing operations	516,068	(180,525)
Net cash used in financing activities from discontinued operations	(32,705)	(28,671)
Net cash provided by (used in) financing operations	483,363	(209,196)
Net change in cash	(42,176)	(458,436)
Cash and cash equivalents – beginning of period	59,630	518,066

Cash and cash equivalents – end of period	$17,454	$59,630

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of December 31, 2023 are the following:

Derivative Instrument	Fair Value
Fair value of EMA, First Fire, Cavalry Financial and 1800 Diagonal Convertible Promissory Notes	$10,549,537
Fair value of Warrants issued with the derivative instruments	40,817
$10,590,354

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

We incurred $11,164,221 and $21,749,920, respectively, in losses, and we used $525,539 and $226,493, respectively, in cash for operations for the years ended December 31, 2023 and 2022. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, promissory note issued for research and development, note payable issued for legal fees, derivative expense or gain, gain on extinguishment of debt, loss on conversion of notes payable, impairment of goodwill and long-lived assets and share-based compensation which totaled to a net $6,896,400 for 2023 and $16,746,502 for 2022.

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

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 4.4% as of December 31, 2022, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved internally to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling $85,120 which expired as of December 31, 2019 (see Note 8) and was due, as amended, August 31, 2020.  $300,461 of the principal balance was exchanged for 60,092 shares of Series E Preferred Stock in April 2022.  See Note 8.  The Company is in negotiations to refinance this Line of Credit. See Agreement to Convert Debt in Note 8.

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

(6) During 2018, the Company issued convertible promissory notes in the amount of 537,200 to related parties and $10,000 to a non-related party which bear interest at 6% (11% default interest rate), are due 30 months from issuance and are convertible into Series C Preferred Stock at $1.00 per share.  $106,000 of these notes were exchanged for 21,200 shares of Series E Preferred Stock in April 2022 and $19,400 were repaid prior to December 31, 2021. See Agreement to Convert Debt in Note 8.

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

The derivative liability as of December 31, 2023, in the amount of $10,590,354 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2023.

Debt Derivative Liabilities
Balance, December 31, 2021	$4,042,910
Change in derivative liabilities from new notes payable	622,518
Change in derivative liabilities from conversion of notes payable	(493,101)
Change in fair value of derivative liabilities at end of period – derivative expense	650,071
Balance, December 31, 2022	$4,822,398
Change in derivative liabilities from new notes payable	561,164
Change in derivative liabilities from extinguishment of debt	(170,371)
Change in fair value of derivative liabilities at end of period – derivative expense (gain)	5,377,163
Balance, December 31, 2023	$10,590,354

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

As of December 31, 2023, the Company marked to market the fair value of the debt derivatives and determined a fair value of $10,590,354 ($10,549,537 from the convertible notes and $40,817 from the warrants) in Note 8. The Company recorded an expense of $6,198,718 and $650,071 from change in fair value of debt derivatives for the years ended December 31, 2023 and 2022, respectively. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 214.2% to 558.3%, (3) weighted average risk-free interest rate of 4.01% to 5.26% (4) expected life of 0.167 to 3.08 years, and (5) the quoted market price of $0.001 for the Company’s common stock.

See Financing lease arrangements in Note 9.

NOTE 7 - INCOME TAXES

The following table sets forth the components of the Company’s income tax expense (benefit) for the years ended December 31, 2023 and 2022:

Current:	2023	2022
Federal State and local	$—	$—
Total Current	—	—
Deferred:
Federal State and local benefit	(2,370,846)	(4,567,483)
Net operating loss, net of state tax effect	(60,546)	(60,546)
Meals and entertainment	12,347	616
Stock based expenses	20,591	4,473
Impairment	---	1,529,488
Amortization	---	137,808
Derivative expense	1,129,204	136,515
Loss (Gain) on extinguishment	39,760	472,099
Change in allowance	1,229,490	2,347,030
Total Benefit	$—	$—

The following table sets forth a reconciliation of the Company’s income tax expense (benefit) as the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2023 and 2022:

	2023	2022
Income tax at Federal statutory rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Stock based compensation	(0%)	(0%)
Net operating loss, net of state tax effect	(1%)	(1%)
Other	(1%)	(1%)
Total	—	—

The following table sets forth the components of the Company’s deferred income taxes as of December 31, 2023 and 2022:

Current deferred tax assets (liabilities):	2023	2022
Valuation allowance	$—	$—
Total current deferred tax asset (liability)	—	—

Noncurrent deferred tax assets (liabilities):
Derivative (gain) expense	807,713	1,936,917
Intangible assets amortization	2,122,194	1,687,645
Net operating loss carry forwards	9,180,375	8,011,600
Stock base compensation	2,176,660	2,016,952
Loss (gain) on debt extinguishment	511,860	(1,207,765)
Less; Valuation allowance	(14,798,802)	$(12,445,349)
Total noncurrent deferred tax asset (liability)	—	—

Total deferred tax asset (liability)	$—	$—

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

Agreement to Convert Debt

On July 31, 2023, the Company and Michael Murphy, shareholder and debt holder, entered into a Conversion Shares Purchase Agreement by which Mr. Murphy has agreed to an automatic conversion of his outstanding principal debt, as well as related accrued interest if elected by Mr. Murphy, into shares of the Company’s Series E Preferred Stock or an equity stock that subsequent to the agreement the Company may have issued to any party that has favorable terms to the Series E Preferred Stock, upon the Company’s intended uplist to a major exchange in conjunction with its capital raise through the capital markets.  This principal amount is $2,397,329 as of December 31, 2023. This Agreement to Convert Debt to Preferred Stock created an extinguishment of the underlying debt that, given the terms included a conversion feature which created a derivative liability valued by a third party in the amount of $821,555 at inception, and $762,631 at December 31, 2023. This has now been accounted for as extinguishment of debt of $821,555 and derivative expense of $4,792 for the year ended December 31, 2023 and an increase to the derivative liability balance on the balance sheet as of December 31, 2023.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2023	2022
Related parties (1)	$1,308,051	$831,502
General operating	5,904,686	5,395,422
Accrued interest on debt (2)	3,002,630	2,095,955
Credit card balances	148,568	167,517
Accrued payroll and other expenses (3)	1,911,997	951,022
Taxes and fees payable	642,640	642,640
Total	$12,918,572	$10,084,058

_____________

(1)	Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.
(2)	Portion relating to related parties is $1,092,944 and $842,340 for December 31, 2023 and 2022, respectively.
(3)	$107,757, net of advances, of this is payable is to Stephen J. Thomas, III, CEO.

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

Financing lease obligations

Future minimum lease payments are as follows:

2024	$738,847
2025	-
2026	-
2027	-
2028	-
Thereafter	-
Total financing lease liabilities	738,847
Amount representing interest	-
Total future payments (1)	$738,847

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

The following table presents summary information by segment for the twelve months ended December 31, 2022 and 2021, respectively:

2023					(As Restated)
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$3,007,384	285,092	—	5,440	$3,297,916
Cost of revenue	$(2,149,794)	(141,892)	—	(44,089)	$(2,335,775)
Net income (loss)	$218,603	(475,818)	(1,635)	(10,905,371)	$(11,164,221)
Depreciation and amortization	$—	—	—	(2,455)	$(2,455)
Loss on debt extinguishment	$—	—	—	(189,335)	$(189,335)
Derivative gain (expense)	$—	—	—	(5,377,163)	$(5,377,163)
Interest expense	$(47,355)	(12,653	—	(1,699,392)	$(1,759,399)
Total assets	$70,875	29,947	3,807	—	$104,629

2022
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$5,429,010	1,522,490	89,755	268,741	$7,309,996
Cost of revenue	$(4,620,270)	(895,890)	—	(281,871)	$(5,798,031)
Net income (loss)	$(5,614,104)	(1,282,145)	(260,720)	(14,592,951)	$(21,749,920)
Deemed dividend related to modification of Series A Preferred Stock	—	—	—	(39,866,742)	(39,866,742)
Depreciation and amortization	$(530,579)	(6,820)	(44,793)	(657,933)	$(1,240,125)
Loss on debt extinguishment	$(4,283,263)	(1,042,636)	—	(4,205,469)	$(9,531,368)
Derivative gain (expense)	$—	—	—	(650,071)	$(650,071)
Interest expense	$(570,499)	(98,179)	—	(4,086,708)	$(4,755,386)
Total assets	$68,086	643,029	3,800	316,325	$1,031,240

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

NOTE 14 – RESTATEMENT

The Company has restated its consolidated financial statements as of and for the three and nine months ended September 30, 2023 to correct and error related an Agreement to Convert Debt to Preferred Stock related to Michael Murphy. This Agreement to Convert Debt to Preferred Stock created an extinguishment of the underlying debt that, given the terms included a conversion feature which created a derivative liability valued by a third party in the amount of $821,555 at inception, and $762,631 at December 31, 2023. This has now been accounted for as extinguishment of debt of $821,555 and a decrease in derivative expense based on the change in fair value of $58,924 for the year ended December 30, 2023 and an increase to the derivative liability balance on the consolidated balance sheet as of December 31, 2023.

The following tables reflect the impact of the restatement on the consolidated financial statements as of December 31, 2023 and for the year ended December 31, 2023.

Balance Sheet:

	As Previously Reported	Effect of Restatements	As Restated
Derivative liabilities	$9,827,723	762,631	$10,590,354
Total current liabilities	$41,553,349	762,631	$42,315,980
Total liabilities	$42,233,536	762,631	$42,996,167
Accumulated deficit	$(116,837,671)	(762,631)	$(117,600,302)
Total TPT Global Tech, Inc. stockholders’ deficit	$(99,678,065)	(762,631)	$(100,440,696)
Total stockholders’ deficit	$(100,378,815)	(762,631)	$(101,141,446)

Statement of Operations – 2024:

	As Previously Reported	Effect of Restatements	As Restated
Derivative (expense) gain	$(5,436,087)	58,924	$(5,377,163)
Loss on extinguishment of debt	$632,220	(821,555)	$(189,335)
Total other expense	$(6,145,072)	(762,631)	$(6,907,703)
Net loss before income taxes	$(10,527,114)	(762,631)	$(11,289,745)
Net loss from continuing operations	$(10,527,114)	(762,631)	$(11,289,745)
Net loss before non-controlling interests	$(10,401,590)	(762,631)	$(11,164,221)
Net loss attributable to TPT Global Tech, Inc. shareholders	$(10,418,949)	(762,631)	$(11,181,580)

Statement of Stockholders Deficit:

	As Previously Reported	Effect of Restatement	As Restated
Net loss	$(10,401,590)	(762,631)	$(11,164,221)
Accumulated deficit	$(116,837,671)	(762,631)	$(117,600,302)
Total stockholders’ deficit	$(100,378,815)	(762,631)	$(101,141,446)

Statement of Cash Flows:

	As Previously Reported	Effect of Restatement	As Restated
Net loss	$(10,401,590)	(762,631)	$(11,164,221)
Derivative expense	$5,436,087	(58,924)	$5,377,163
Loss on extinguishment of debt	$(632,220)	821,555	$189,535

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

TPT GLOBAL TECH, INC.

/s/ Stephen J. Thomas, III	February 7, 2025
Stephen J. Thomas, III
(Chief Executive Officer/Principal Executive Officer)

/s/ Gary L. Cook	February 7, 2025
Gary L. Cook
(Chief Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen J. Thomas, III	February 7, 2025
Stephen J. Thomas, III, President, Chief Executive Officer, and Chairman of the Board

/s/ Gary L. Cook	February 7, 2025
Gary L. Cook, Chief Financial Officer

/s/ Richard Eberhardt	February 7, 2025
Richard Eberhardt, Chief Operating Officer and Director

/s/ Arkady Shkolnik	February 7, 2025
Arkady Shkolnik, Director

/s/ Reginald Thomas	February 7, 2025
Reginald Thomas, Director

/s/ John F. Wharton	February 7, 2025
John F. Wharton, Director

