Form 10-Q/A
period 2024-03-31
TPT GLOBAL TECH, INC.
filed 2025-02-07
CIK 1661039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Restatement of Condensed Consolidated Financial Statements

The Company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to restate the following items of its Quarterly Report on Form 10-Q for the three months ended March 31, 2024, which was originally filed with the Securities and Exchange Commission on May 28, 2024:

•	Item 1 of Part I “Financial Information”

•	Item 2 of Part I “Financial Information”

The Company has also updated the signature page, the certifications of its Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2, and its financial statements formatted in Extensible Business Reporting Language (XBRL). No other sections were affected, but for the convenience of the reader, the report on Form 10-Q/A restates in its entirety, as amended, the Company’s Form 10-Q.

The Company has restated its consolidated financial statements as of and for the three months ended March 31, 2024, to correct an error related to an Agreement to Convert Debt to Preferred Stock related to Michael Murphy agreed to in July 2023.  This Agreement to Convert Debt to Preferred Stock created an extinguishment of the underlying debt that, given the modified terms included a conversion feature which created a derivative liability valued by a third party in the amount of $821,555 at inception and $721,335 at March 31, 2024. This derivative liability has now been accounted for in prior periods and run forward through this Form 10Q/A from the effect of changes in the valuation of the derivative liability from period to period and to add the derivative liability to the balance sheet as of March 31, 2024.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
	(As Restated)
CURRENT ASSETS
Cash and cash equivalents	$5,068	$17,454
Accounts receivable, net	47,020	27,753
Prepaid expenses and other current assets	18,338	15,134
Total current assets	70,426	60,341
NON-CURRENT ASSETS
Property and equipment, net	—	—
Deposits and other assets	37,120	44,288
Total non-current assets	37,120	44,288

TOTAL ASSETS	$107,546	$104,629

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,160,850	$12,918,572
Deferred revenue	55,163	58,564
Customer liability	338,725	338,725
Loans, advances and factoring agreements	647,158	642,158
Convertible notes payable, net of discounts	3,324,590	3,368,260
Notes payable - related parties, net of discounts	5,424,047	5,326,049
Convertible notes payable – related parties, net of discounts	553,100	553,100
Derivative liabilities	12,369,021	10,590,354
Current portion of operating lease liabilities	7,825,921	7,781,351
Financing lease liabilities – related party	745,865	738,847
Total current liabilities	45,444,440	42,315,980

NON-CURRENT LIABILITIES
Operating lease liabilities, net of current portion	630,333	680,187
Total non-current liabilities	630,333	680,187
Total liabilities	46,074,773	42,996,167

Commitments and contingencies	—	—

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

	March 31,	December 31,
	2024	2023
	(Unaudited)
	(As Restated)
MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	42,983,742	42,983,742
Convertible Preferred Series B – 3,000,000 shares designated, 2,588,693 shares issued and outstanding as of March 31, 2024 and December 31, 2023	1,677,473	1,677,473
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Convertible Preferred Series D, 10,000,000 designated – 46,649 shares issued and outstanding as of March 31, 2024 and December 31, 2023	244,592	244,592
Convertible Preferred Series E, 10,000,000 designated – 2,043,507 shares issued and outstanding as of March 31, 2024 and December 31, 2023	13,344,101	13,344,101
Total mezzanine equity	58,249,908	58,249,908

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 15,000,000,000 shares authorized, 2,866,684,955 and 2,456,634,910 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,866,685	2,456,635
Subscriptions receivable	(3,265)	(3,265)
Additional paid-in capital	14,454,989	14,706,236
Accumulated deficit	(120,890,892)	(117,600,302)
Total TPT Global Tech, Inc. stockholders' deficit	(103,572,483)	(100,440,696)
Non-controlling interests	(644,652)	(700,750)
Total stockholders’ deficit	(104,217,135)	(101,141,446)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$107,546	$104,629

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2024	2023
	(As Restated)
REVENUES
Services	$398,098	$1,101,506
Total Revenues	398,098	1,101,506

COST OF SALES
Services	530,654	831,345
Total Costs of Sales	530,654	831,345
Gross profit	(132,556)	270,161
EXPENSES:
Professional	489,910	933,887
Payroll and related	406,152	521,400
General and administrative	200,435	429,738
Depreciation	—	2,454
Total expenses	1,096,497	1,887,479
Loss from operations	(1,229,054)	(1,617,318)

OTHER INCOME (EXPENSE)
Derivative gain (loss)	(2,011,586)	(97,585)
Gain (loss) on debt extinguishment	367,916	332,530)
Interest expense	(361,769)	(385,332)
Other income, net	—	372,573
Total other income (expense)	(2,005,439)	222,186

Net loss from continuing operations before income taxes	(3,234,492)	(1,395,132)
Income taxes	—	—

Net loss from continuing operations	(3,234,492)	(1,395,132)
Net loss from discontinued operations	—	(77,579)
Net loss before non-controlling interests	(3,234,492)	(1,472,711)
Net income (loss) from non-controlling interests	56,098	(82,410)
Net loss attributable to TPT Global Tech, Inc. shareholders	$(3,290,590)	$(1,390,301)

Loss per common share: Basic and diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	—	(0.00)
	$(0.00)	(0.00)
Weighted average number of common shares outstanding:
Basic and diluted	2,751,604,107	1,506,703,199

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2024 and 2023

(Unaudited)

(As Restated)

	Common Stock		Subscriptions	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance as of December 31, 2023	2,456,634,910	$2,456,635	$(3,265)	$14,706,236	$(117,600,302)	$(700,750)	$(101,141,446)
Issuance of shares for exchange for debt	410,050,045	410,050	—	(251,247)	—	—	158,803
Net loss	—	—	—	—	(3,290,590)	56,098	(3,234,492)
Balance as of March 31, 2024	2,866,684,955	$2,866,685	$(3,265)	$14,454,989	$(120,890,892)	$(644,652)	$(104,217,135)

	Common Stock		Subscriptions	Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Payable	Capital	Deficit	Interest	Deficit
Balance as of December 31, 2022	1,256,900,534	$1,256,901	$26,910	$13,966,895	$(106,418,722)	$(47,269)	$(91,215,285)
Subscription payable for services	—	—	5,325	—	—	—	5,325
Issuance of shares for exchange for debt	466,848,487	466,848	—	337,240	—	—	804,088
Acquisition of Asberry 22 Holdings, Inc.	—	—	—	603,859		(667,634)	(63,775)
Net loss	—	—	—	—	(1,390,301)	(82,410)	(1,472,711)
Balance as of March 31, 2023	1,723,749,021	$1,723,749	$32,235	$14,907,994	$(107,809,023)	$(797,313)	$(91,942,358)

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2024	2023
	(As Restated)
Cash flows from operating activities:
Net loss	$(3,234,492)	$(1,472,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	—	77,579
Depreciation	—	2,454
Amortization of debt discounts	152,494	144,787
Convertible Note payable issued for Asberry Series A Stock	—	508,553
Derivative expense	2,011,586	97,585
Gain (loss) on extinguishment of debt	(367,916)	(332,530)
Share-based compensation: Common stock	—	5,325
Changes in operating assets and liabilities:
Accounts receivable	(19,267)	(83,872)
Accounts receivable – related party	—	241,357
Prepaid expenses and other assets	(3,204)	3,266
Deposits and other assets	7,168	5,000
Accounts payable and accrued expenses	1,233,382	245,804
Net change in operating lease right of use assets and liabilities	(5,284)	251,855
Other liabilities	(3,401)	(68,819
Net cash used in operating activities from continuing operations	(228,934)	(374,367)
Net cash used in discontinued operations	—	(35,433)
Net cash used in operating activities	(228,934)	(409,800)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from convertible notes, loans and advances	130,000	362,344
Proceeds from notes payable – related parties	99,998
Payment on convertible loans, advances and factoring agreements	(11,450)	—
Payments on convertible notes and amounts payable – related parties	(2,000)	—
Net cash provided by financing activities	216,548	362,344
Net change in cash	(12,385)	(12,024)
Cash and cash equivalents - beginning of period	17,454	59,630
Cash and cash equivalents - end of period	$5,068	$47,606

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of March 31, 2024 are the following:

(As Restated)
Derivative Instrument	Fair Value
Convertible Promissory Notes	$12,297,835
Fair value of Warrants issued with the derivative instruments	71,186
$12,369,021

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

We incurred $3,234,492 and $1,472,711, respectively, in losses, and we used $228,934 and $409,800, respectively, in cash for operations for the three months ended March 31, 2024 and 2023. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, research and development, derivative expense or gain, gain on extinguishment of debt and share-based compensation which totaled to a net $1,796,164 for 2024 and $426,174 for 2023.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of March 31, 2024 and December 31, 2023 are as follows:

	2024	2023
Property and equipment:
Office furniture and equipment	$77,859	77,859
Total property and equipment	77,859	77,859
Accumulated depreciation	(77,859)	(77,859)
Property and equipment, net	$-	$-

Depreciation expense was $0 and $2,454 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of March 31, 2024 and December 31, 2023 are as follows:

	2024		2023
Loans and advances (1)		$110,092		$105,092
Convertible notes payable (2)		3,324,590		3,368,260
Factoring agreements (3)		537,066		537,066
Debt – third party		$3,971,748		$4,010,418

Line of credit, related party secured by assets (4)		$2,742,929		$2,742,929
Debt– other related party, net of discounts (5)		2,015,500		2,015,500
Convertible debt – related party (6)		553,100		553,100
Shareholder debt (7)		665,618		567,620
Debt – related party		$5,977,147		$5,879,149

Total financing arrangements		$9,948,895		$9,889,567

Less current portion:
Loans, advances and factoring agreements – third party		$(647,158)		$(642,158)
Convertible notes payable third party		(3,324,590)		(3,368,260)
Debt – related party, net of discount		(5,424,047)		(5,326,049)
Convertible notes payable– related party		(553,100)		(553,100)
		(9,948,895)		(9,889,567)
Total long term debt	$		$

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2024.

(As Restated)
Derivative liabilities
Balance, December 31, 2022	$4,822,398
Change in derivative liabilities from new notes payable	561,164
Change in derivative liabilities from extinguishment of debt	(170,371)
Change in fair value of derivative liabilities at end of period – derivative expense	5,377,163
Balance, December 31, 2023	$10,590,354
Change in derivative liabilities from new notes payable	142,164
Change in derivative liabilities from conversion of notes payable	(375,083)
Change in fair value of derivative liabilities at end of period – derivative expense	2,011,586
Balance, March 31, 2024	$12,369,021

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

As of March 31, 2024, the Company marked to market the fair value of the debt derivatives and determined a fair value of $12,369,021 ($12,297,835 from the convertible notes and $71,186 from warrants) in Note 5 (2) above. The Company recorded an expense from change in fair value of debt derivatives of $2,011,586 for the three months ended March 31, 2024. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 278.8% to 519.4%, (3) weighted average risk-free interest rate of 4.40% to 5.38% (4) expected life of 0.20 to 2.83 years, and (5) the quoted market price of $0.001 for the Company’s common stock.

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

Agreement to Convert Debt

On July 31, 2023, the Company and Michael Murphy, shareholder and debt holder, entered into a Conversion Shares Purchase Agreement by which Mr. Murphy has agreed to an automatic conversion of his outstanding principal debt, as well as related accrued interest if elected by Mr. Murphy, into shares of the Company’s Series E Preferred Stock or an equity stock that subsequent to the agreement the Company may have issued to any party that has favorable terms to the Series E Preferred Stock, upon the Company’s intended uplist to a major exchange in conjunction with its capital raise through the capital markets.  This principal amount is $2,397,329 as of March 31, 2024. This Agreement to Convert Debt to Preferred Stock created an extinguishment of the underlying debt that, given the modified terms included a conversion feature which created a derivative liability valued by a third party in the amount of $821,555 at inception and $721,335 at March 31, 2024. This derivative liability has now been accounted for in prior periods and run forward through this Form 10Q/A from the effect of changes in the valuation of the derivative liability from period to period and to add the derivative liability to the balance sheet as of March 31, 2024.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2024	2023
Related parties (1)	$1,440,695	$1,308,051
General operating	6,687,459	5,904,686
Accrued interest on debt (2)	3,002,630	3,002,630
Credit card balances	148,568	148,568
Accrued payroll and other expenses	2,238,858	1,911,997
Taxes and fees payable	642,640	642,640
Total	$14,160,850	$12,918,572

 _______________

(1)	Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.
(2)	Portion relating to related parties is $1,133,211 and $1,092,944 for March 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, operating lease right-of-use assets arising from operating leases were $0 and $0, respectively. During the three months ended March 31, 2024, cash paid for amounts included for the measurement of lease liabilities was $338,725 and the Company recorded lease expense in the amount of $61,748 in cost of sales.

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
2028
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

The following tables present summary information by segment for the three months ended March 31, 2024 and 2023, respectively:

2024
	TPT Speed Connect	Blue Collar	Corporate and other	Total
Revenue	$302,377	94,727	994	$398,098
Cost of revenue	$(510,840)	(19,229)	(585)	$(530,654)
Net income (loss)	$(294,072)	(85,671)	(2,584,749)	$(3,234,492)
Depreciation and amortization	$—	—	—	$—
Derivative gain (expense)	$—	—	(2,011,586)	$(2,011,586)
Interest expense	$—	(2,737)	(359,032)	$(361,769)
Total assets	$18,797	75,656	13,093	$107,546

2023
	TPT Speed Connect	Blue Collar	Corporate and other	Total
Revenue	$988,801	110,141	2,564	$1,101,506
Cost of revenue	$(769,777)	(48,968)	(12,600)	$(831,345)
Net income (loss)	$305,151	(138,292)	(1,639,570)	$(1,472,711)
Depreciation and amortization	$—	—	(2,454)	$(2,454)
Derivative gain (expense)	$—	—	(97,585)	$(97,585)
Interest expense	$(42,355)	(4,466)	(338,511)	$(385,332)
Total assets	$79,678	24,951	0	$104,629

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

NOTE 13 - RESTATEMENT

The Company has restated its consolidated financial statements as of and for the three months ended March 31, 2024 to correct and error related an Agreement to Convert Debt to Preferred Stock related to Michael Murphy.  This Agreement to Convert Debt to Preferred Stock created an extinguishment of the underlying debt that, given the modified terms included a conversion feature which created a derivative liability valued by a third party in the amount of $821,555 at inception and $721,335 at March 31, 2024. This derivative liability has now been accounted for in prior periods and run forward through this Form 10Q/A from the effect of changes in the valuation of the derivative liability from period to period and to add the derivative liability to the balance sheet as of March 31, 2024.

The following tables reflect the impact of the restatement on the condensed consolidated financial statements as of and for the three months ended March 31, 2024.

Balance Sheet:

	As Previously Reported	Effect of Restatements	As Restated
Derivative liabilities	$11,647,686	721,335	$12,369,021
Total current liabilities	$44,723,105	721,335	$45,444,440
Total liabilities	$45,353,438	721,335	$46,074,773
Accumulated deficit	$(120,169,557)	(721,335)	$(120,890,892)
Total TPT Global Tech, Inc. stockholders’ deficit	$(102,851,148)	(721,335)	$(103,572,483)
Total stockholders’ deficit	$(103,495,800)	(721,335)	$(104,217,135)

Statement of Operations – 2024:

	As Previously Reported	Effect of Restatements	As Restated
Derivative gain (expense)	$(2,052,882)	41,296	$(2,011,586)
Total other income (expense)	$(2,046,735)	41,296	$(2,005,439)
Net loss before income taxes	$(3,275,788)	41,296	$(3,234,492)
Net loss from continuing operations	$(3,275,788)	41,296	$(3,234,492)
Net loss before non-controlling interests	$(3,275,788)	41,296	$(3,234,492)
Net loss attributable to TPT Global Tech, Inc. shareholders	$(3,331,886)	41,296	$(3,290,590)

Statement of Stockholders Deficit:

	As Previously Reported	Effect of Restatement	As Restated
Net loss	$(3,275,788)	41,296	$(3,234,492)
Accumulated deficit	$(120,169,557)	(721,335)	$(120,890,892)
Total stockholders’ deficit	$(103,495,800)	(721,335)	$(104,217,135)

Statement of Cash Flows:

	As Previously Reported	Effect of Restatement	As Restated
Net loss	$(3,275,788)	41,296	$(3,234,492)
Derivative expense	$2,052,882	(41,296)	$2,011,586

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2024, we had an accumulated deficit totaling $120,890,892. This raises substantial doubts about our ability to continue as a going concern.

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

Derivative expense of $2,011,586 and $97,585 results from the accounting for derivative financial instruments during the three months ended March 31, 2024 and 2023, respectively.

The gain on debt extinguishment of $367,916 and $332,530 for the three months ended March 31, 2024 and 2023, respectively, results from the conversion of convertible debt to common stock.

Interest expense for the three months ended March 31, 2024 of $361,769 was comparable to the prior period of $385,332.

During the three months ended March 31, 2024, we recognized a net loss of $3,234,492 versus $1,472,711 for the prior period. The difference mainly is activity related to derivative expense for the current period.

LIQUIDITY AND CAPITAL RESOURCES

We incurred $3,234,492 and $1,472,711, respectively, in losses, and we used $228,934 and $409,800, respectively, in cash for operations for the three months ended March 31, 2024 and 2023. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, research and development, derivative expense or gain, gain on extinguishment of debt and share-based compensation which totaled to a net $1,796,164 for 2024 and $426,174 for 2023.

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

