Form 10-Q/A
period 2024-06-30
TPT GLOBAL TECH, INC.
filed 2025-02-07
CIK 1661039

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

 Explanatory Note

Restatement of Condensed Consolidated Financial Statements

The Company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to restate the following items of its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024, which was originally filed with the Securities and Exchange Commission on September 25, 2024:

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

The Company has restated its consolidated financial statements as of and for the three and six months ended June 30, 2024, to correct an error related to an Agreement to Convert Debt to Preferred Stock related to Michael Murphy agreed to in July 2023. This Agreement to Convert Debt to Preferred Stock created an extinguishment of the underlying debt that, given the modified terms included a conversion feature which created a derivative liability valued by a third party in the amount of $821,555 at inception and $810,940 at June 30, 2024. This derivative liability has now been accounted for in prior periods and run forward through this Form 10Q/A from the effect of changes in the valuation of the derivative liability from period to period and to add the derivative liability to the balance sheet as of June 30, 2024.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
	(As Restated)

CURRENT ASSETS
Cash and cash equivalents	$752	$17,454
Accounts receivable, net	37,046	27,753
Prepaid expenses and other current assets	13,960	15,134
Total current assets	51,758	60,341
NON-CURRENT ASSETS
Property and equipment, net	-	-
Deposits and other assets	37,120	44,288
Total non-current assets	37,120	44,288

TOTAL ASSETS	$88,878	$104,629

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$13,767,135	$12,918,572
Deferred revenue	52,925	58,564
Customer liability	338,725	338,725
Loans, advances and factoring agreements	660,158	642,158
Convertible notes payable, net of discounts	3,353,905	3,368,260
Notes payable - related parties	5,397,774	5,326,049
Convertible notes payable – related parties	553,100	553,100
Derivative liabilities	6,628,059	10,590,354
Current portion of operating lease liabilities	7,366,573	7,781,351
Financing lease liabilities – related party	752,883	738,847
Total current liabilities	38,871,237	42,315,980

NON-CURRENT LIABILITIES
Operating lease liabilities, net of current portion	489,481	680,187
Total non-current liabilities	489,481	680,187
Total liabilities	39,360,718	42,996,167

Commitments and contingencies	-	-

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

	June 30,	December 31,
	2024	2023
	(Unaudited)
	(As Restated)
MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	42,983,742	42,983,742
Convertible Preferred Series B – 3,000,000 shares designated, 2,588,693 shares issued and outstanding as of June 30, 2024 and December 31, 2023	1,677,473	1,677,473
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Convertible Preferred Series D, 10,000,000 designated – 25,649 and 46,649 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	139,592	244,592
Convertible Preferred Series E, 10,000,000 designated – 2,149,449 and 2,043,507 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	13,742,300	13,344,101
Convertible Preferred Series F, 3,000,000 designated – 75,000 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	378,000	-
Convertible Preferred Series G, 8,000,000 designated – 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Total mezzanine equity	58,921,107	58,249,908

Stockholders' DEFICIT
Common stock, $.001 par value, 15,000,000,000 shares authorized, 6,336,839,165 and 2,456,634,910 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	6,336,839	2,456,635
Subscriptions receivable	(3,265)	(3,265)
Additional paid-in capital	12,120,548	14,706,236
Accumulated deficit	(116,044,394)	(117,600,302)
Total TPT Global Tech, Inc. stockholders' deficit	(97,590,272)	(100,440,696)
Non-controlling interests	(602,675)	(700,750)
Total stockholders’ deficit	(98,192,947)	(101,141,446)

Total liabilities and stockholders' DEFICIT	$88,878	$104,629

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
Revenues:
Services	$447,304	$983,110	$845,402	$2,084,616
Total Revenues	447,304	983,110	845,402	2,084,616

COST OF SALES:
Services	454,068	212,486	984,722	1,043,831
Total Costs of Sales	454,068	212,486	984,722	1,043,831
Gross profit (loss)	(6,764)	770,624	(139,320)	1,040,785
EXPENSES:
Professional	622,493	109,776	1,112,403	1,043,663
Payroll and related	398,189	501,857	804,341	1,023,257
General and administrative	214,023	400,475	414,458	830,213
Depreciation	-	-	-	2,454
Total expenses	1,234,705	1,012,108	2,331,202	2,899,587
Loss from operations	(1,241,469)	(241,484)	(2,470,522)	(1,858,802)

OTHER INCOME (EXPENSE)
Derivative gain (expense)	1,830,554	(550,298)	(181,032)	(647,883)
Gain on troubled debt restructuring	4,681,075	-	4,681,075	-
Gain on extinguishment of debt	475,485	-	843,401	332,530
Interest expense	(1,033,724)	(542,345)	(1,395,493)	(927,677)
Other income	176,554	1,395	176,554	373,968
Total other income (expenses)	6,129,944	(1,091,248)	4,124,505	(869,062)

Net income (loss) before income taxes	4,888,475	(1,332,732)	1,653,983	(2,727,864)
Income taxes	-	-	-	-

Net income (loss) from continuing operations	4,888,475	(1,332,732)	1,653,983	(2,727,864)
Net loss from discontinued operations	-	(30,617)	-	(108,196)
Net income (loss) before non-controlling interests	4,888,475	(1,363,349)	1,653,983	(2,836,060)
Net (loss) income from non-controlling interests	41,977	35,405	98,075	(47,005)

Net income (loss) attributable to TPT Global Tech, Inc. shareholders	$4,846,498	$(1,398,754)	$1,555,908	$(2,789,055)
Income (loss) per common share - Basic:
Continuing operations	$0.00	$(0.00)	$0.00	$(0.00)
Discontinued operations	-	(0.00)	-	(0.00)
	0.00	(0.00)	0.00	(0.00)
Income (loss) per common share - Diluted:
Consulting operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	-	(0.00)	-	(0.00)
	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding:
Basic	3,201,818,575	1,723,749,021	2,976,711,341	1,615,825,684
Diluted	23,634,457,714	1,723,749,021	22,140,894,371	1,615,825,684

 See accompanying notes to condensed consolidated financial statements.

 TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

(As Restated)

	Common Stock
	Shares	Amount	Subscriptions Receivable	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of March 31, 2024	2,866,684,955	$2,866,685	$(3,265)	$14,454,989	$(120,890,892)	$(644,652)	$(104,217,135)
Issuance of shares for conversion of preferred stock	2,642,079,238	2,642,079	-	(1,849,455)	-	-	792,624
Issuance of shares for exchange for debt	828,074,972	828,075	-	(484,986)	-	-	343,089
Net income	-	-	-	-	4,846,498	41,977	4,888,475
Balance as of June 30, 2024	6,336,839,165	$6,336,839	$(3,265)	$12,120,548	$(116,044,394)	$(602,675)	$(98,192,947)

	Common Stock
	Shares	Amount	Subscriptions Receivable	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of December 31, 2023	2,456,634,910	$2,456,635	$(3,265)	$14,706,236	$(117,600,302)	$(700,750)	$(101,141,446)
Issuance of shares for conversion of preferred stock	2,642,079,238	2,642,079	-	(1,849,455)	-	-	792,624
Issuance of shares for exchange for debt	1,238,125,017	1,238,125	-	(736,233)	-	-	501,892
Net income	-	-	-	-	1,555,908	98,075	1,653,983
Balance as of June 30, 2024	6,336,839,165	$6,336,839	$(3,265)	$12,120,548	$(116,044,394)	$(602,675)	$(98,192,947)

	Common Stock
	Shares	Amount	Subscriptions Payable	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of March 31, 2023	1,723,749,021	$1,723,749	$32,235	$14,907,994	$(107,809,023)	$(797,313)	$(91,942,358)
Subscription payable for services	-	-	5,325	-	-	-	5,325
Net loss	-	-	-	-	(1,398,754)	35,405	(1,363,349)
Balance as of June 30, 2023	1,723,749,021	$1,723,749	$37,560	$14,907,994	$(109,207,777)	$(761,908)	$(93,300,382)

	Common Stock
	Shares	Amount	Subscriptions Payable	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance as of December 31, 2022	1,256,900,534	$1,256,901	$26,910	$13,966,895	$(106,418,722)	$(47,269)	$(91,215,285)
Subscription payable for services	-	-	10,650	-	-	-	10,650
Issuance of shares for exchange for debt	466,848,487	466,848	-	337,240	-	-	804,088
Acquisition of Asberry 22 Holdings, Inc.	-	-	-	603,859	-	(667,634)	(63,775)
Net loss	-	-	-	-	(2,789,055)	(47,005)	(2,836,060)
Balance as of June 30, 2023	1,723,749,021	$1,723,749	$37,560	$14,907,994	$(109,207,777)	$(761,908)	$(93,300,382)

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2024	2023
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$1,653,983	$(2,836,060)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net loss from discontinued operations	-	108,196
Depreciation	-	2,455
Amortization of debt discounts	393,103	512,093
Convertible Note payable issued for Asberry Series A Stock	-	508,553
Derivative expense	181,032	647,883
Issuance of Series F preferred shares for consulting	378,000	-
Gain on troubled debt restructuring	(4,681,075)	-
Gain on extinguishment of debt	(843,401)	(332,530)
Share-based compensation: Common stock	-	10,650
Changes in operating assets and liabilities:
Accounts receivable	(9,293)	(82,305)
Accounts receivable – related party	-	263,449
Prepaid expenses and other assets	1,174	(11,920)
Deposits and other assets	7,168	22,063
Accounts payable and accrued expenses	2,492,727	357,012
Net change in operating lease right of use assets and liabilities	137,244	436,260
Other	(5,639)	(75,556)
Net cash used in operating activities from continuing operations	(293,507)	(469,757)
Net cash used in discontinued operations	-	13,251
Net cash used in operating activities	(293,507)	(483,008)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities:
Proceeds from convertible notes, loans and advances	218,000	362,344
Proceeds from notes payable – related parties	73,725	40,852
Payment on convertible loans, advances and factoring agreements	(11,450)	-
Payments on convertible notes and amounts payable – related parties	(2,000)	-
Net cash provided by financing activities	278,275	403,196
Net change in cash	(16,702)	(44,825)
Cash and cash equivalents - beginning of period	17,454	59,630
Cash and cash equivalents - end of period	$752	$14,805

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

Calculation – Basic Earnings Per Share

	(As Restated)		(As Restated)
	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2024
Net income (loss) attributable to TPT Shareholders	$4,846,498	$(1,398,754)	$1,555,908	$(2,789,055)
Weighted Average number of common shares outstanding	3,201,818,575	1,723,749,021	2,976,711,341	1,615,825,684
Basic Earnings per Share	0.00	(0.00)	0.00	(0.00)

Calculation – Fully Diluted Earnings Per Share

	(As Restated)		(As Restated)
	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2024
Net income (loss) attributable to TPT Shareholders	$4,846,498	$(1,398,754)	$1,555,908	$(2,789,055)
Adjustments	(6,229,247)	—	(3,629,506)	—
Adjusted net income (loss) attributable to TPT shareholders	(1,382,749)	(1,398,754)	(2,073,598)	(2,789,055)
Weighted Average number of common shares outstanding	3,201,818,575	1,723,749,021	2,976,711,341	1,615,825,684
Shares computed on if converted basis	20,432,639,139	—	19,164,183,030	—
Total number of shares on fully diluted basis	23,634,457,714	1,723,749,021	22,140,894,371	1,615,825,684
Fully diluted earnings per share	(0.00)	(0.00)	(0.00)	(0.00)

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of June 30, 2024 are the following:

Fair Value
Derivative Instrument	(As Restated)
Convertible Promissory Notes	$6,597,502
Fair value of Warrants issued with the derivative instruments	30,557
$6,628,059

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
$425,676

On September 11, 2023, Everett Lanier and the Company agreed to a Settlement Agreement and Mutual Release (“Settlement Agreement”).  See Note 11.

ACQUISITIONS

Geokall UK Ltd. Acquisition and Purchase Agreement

On October 31, 2023, as amended on April 9, 2024 and September 9, 2024, the Company entered into an Acquisition and Purchase Agreement with Geokall UK Ltd. (“Geokall”), a UK Limited Company, and its owners (“Sellers”) (altogether, the “Parties”) for all of the assets, liabilities, intellectual property, and technology of Geokall in exchange for 200,000 shares of TPT restricted Series G Convertible Preferred Stock with a stated price of $5.00 USD per share with the Designation of Rights and Privileges described in Note 7 to these consolidated financial statements.  In addition, TPT agrees that upon a successful fund-raising event, TPT will provide Geokall with working capital in the amount up to $500,000.   This acquisition was closed subsequent to June 30, 2024, effective September 9, 2024, which conditions of closing and the closing were agreed to by all parties.  See subsequent events Note 12.

Urban Icon Holdings Inc.  - Proposed

On June 19, 2024, the Company and its subsidiary TPT Strategic, Inc. entered into an Acquisition and Purchase Agreement with Urban Icon Holdings LLC. (“UI”), a Wyoming Limited Company, and its interest holder (“Seller”) (altogether, the “Parties”) for the acquisition of a minority interest in UI, including all the assets, business, work in progress, bids, contracts, equipment, inventory, real estate, intellectual property, and technology of Seller.  The Company shall issue to the seller 1,200,000 shares of Series G Preferred shares (“Purchased Shares”) of TPTG for 30% of UI, including all assets, licenses, business, work in progress, contracts, equipment inventory, bids and real estate, intellectual property, and technology. This issuance will be in conjunction with additional capitalization intended to be raised for TPTS.  The Company will retain 9% of the Super Majority Series A Preferred shares of TPT Strategic, Inc. and the Seller will receive 51% of the Super Majority Series A Preferred of TPTS.   TPT Strategic will issue 100,000,000 common shares of TPT Strategic and the Company will receive 30,000,000 of the common shares and the Seller will receive 70,000,000 of the common shares of TPT Strategic, Inc.  All of these shares will be registered with the Security and Exchange to be tradeable shares in the market as soon as is practical.  The Company and TPT Strategic, Inc. agreed to change the name of TPT Strategic Inc. to Urban Icon Holdings Inc. and change the trading symbol to “NURB”, Seller will have right of first refusal to purchase from the Company its position at fair market price or at a negotiated price.  The closing for this transaction has still not occurred for which the parties are negotiating.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

We incurred $1,653,983 and ($2,836,060), respectively, in net income and net loss, and we used $294,977 and $483,008, respectively, in cash for operations for the six months ended June 30, 2024 and 2023. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, research and development, derivative expense or gain, gain on extinguishment of debt and share-based compensation which totaled to a net $4,752,341 for 2024 and $1,349,101 for 2023.

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

Depreciation expense was $0 and $2,455 for the six months ended June 30, 2024 and 2023, respectively.

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

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 7.68% as of June 30, 2024, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved internally to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling $85,120 which expired as of December 31, 2019 (see Note 8) and was due, as amended, August 31, 2020.  $300,461 of the principal balance was exchanged for 60,092 shares of Series E Preferred Stock in April 2022.  See Agreement to Convert Debt in Note 7

During the years ended December 31, 2019 and 2018, those same shareholders and one other have loaned the Company money in the form of convertible loans of $136,400 and $537,200, respectively, described in (2) and (6).

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

(6) During 2018, the Company issued convertible promissory notes in the amount of $537,200 to related parties and $10,000 to a non-related party which bear interest at 6% (11% default interest rate), are due 30 months from issuance and are convertible into Series C Preferred Stock at $1.00 per share.  $106,000 of these notes were exchanged for 21,200 shares of Series E Preferred Stock in April 2022 and $19,400 were repaid prior to December 31, 2021. See Agreement to Convert Debt in Note 7

(7) The bank loan we previously had with Crestmark Bank, later known as Pathward Bank, was paid off by Michael Murphy in December 2023, a related party who had guaranteed the loan.  The terms and conditions with Mr. Murphy have not been put in writing but the intent as communicated by Mr. Murphy is for the new terms to simulate terms and conditions as was with Crestmark Bank and have the Company pay monthly interest payments, for now.  The bank loan principal was for $360,000 dated May 28, 2019 which bore interest at Prime plus 6%, 14.5% as of December 31, 2023 and, as amended, was interest only through October 1, 2023 at which time the monthly payment of principal and interest of $40,000 was required until the due date of May 1, 2024. The bank loan was collateralized by the assets of the Company and guaranteed by Mr. Murphy.  This loan was considered in default when Mr. Murphy paid it off, which payoff was approximately $397,000 including accrued interest and penalties.

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

The derivative liability as of June 30, 2024, in the amount of $6,628,059 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2024.

DERIVATIVE LIABILITIES
(As Restated)
Balance, December 31, 2022	$4,822,398
Change in derivative liabilities from new notes payable	561,164
Change in derivative liabilities from extinguishment of debt	(170,371)
Change in fair value of derivative liabilities at end of period – derivative expense	5,377,163
Balance, December 31, 2023	$10,590,354
Change in derivative liabilities from new notes payable	209,996
Change in derivative liabilities from conversion of notes payable and other	(938,336)
Change in derivative liabilities from trouble debt restructuring	(3,414,987)
Change in fair value of derivative liabilities at end of period – derivative expense	181,032
Balance, June 30, 2024	$6,628,059

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

As of June 30, 2024, the Company marked to market the fair value of the debt derivatives and determined a fair value of $6,628,059 ($6,597,502 from the convertible notes and $30,557 from warrants) in Note 5 (2) above. The Company recorded an expense from change in fair value of debt derivatives of $181,132 for the six months ended June 30, 2024. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 292.10% to 489.30%, (3) weighted average risk-free interest rate of 4.62% to 5.41% (4) expected life of 0.38 to 2.58 years, and (5) the quoted market price of $0.003 for the Company’s common stock.

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

Agreement to Convert Debt

On July 31, 2023, the Company and Michael Murphy, shareholder and debt holder, entered into a Conversion Shares Purchase Agreement by which Mr. Murphy has agreed to an automatic conversion of his outstanding principal debt, as well as related accrued interest if elected by Mr. Murphy, into shares of the Company’s Series E Preferred Stock or an equity stock that subsequent to the agreement the Company may have issued to any party that has favorable terms to the Series E Preferred Stock, upon the Company’s intended uplist to a major exchange in conjunction with its capital raise through the capital markets.  This principal amount is $3,296,037 as of June 30, 2024. This Agreement to Convert Debt to Preferred Stock created an extinguishment of the underlying debt that, given the modified terms included a conversion feature which created a derivative liability valued by a third party in the amount of $821,555 at inception and $810,940 at June 30, 2024. This derivative liability has now been accounted for in prior periods and run forward through this Form 10Q/A from the effect of changes in the valuation of the derivative liability from period to period and to add the derivative liability to the balance sheet as of June 30, 2024.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2024	2023
Related parties (1)	$1,448,822	$1,308,051
General operating	5,960,892	5,904,686
Accrued interest on debt (2)	3,500,328	3,002,630
Credit card balances	147,724	148,568
Accrued payroll and other expenses	2,076,012	1,911,997
Taxes and fees payable	633,357	642,640
Total	$13,767,135	$12,918,572

 _______________

(1)	Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.
(2)	Portion relating to related parties is $1,220,465 and $1,092,944 for June 30, 2024 and December 31, 2023, respectively.

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

The following tables present summary information by segment for the three months ended June 30, 2024 and 2023, respectively:

2024	TPT		TPT MedTech and	Corporate and	(As Restated)
	SpeedConnect	Blue Collar	QuikLabs	other	Total
Revenue	$218,378	226,589	—	2,336	$447,304
Cost of revenue	$(345,979)	(107,714)	—	(374)	$(454,068)
Net income (loss)	$174,250	(42,120)	—	4,756,345	$4,888,475
Derivative gain (expense)	$—	—	—	1,830,554	$1,830,554
Gain on extinguishment of debt	$—	—	—	475,485	$475,485
Interest expense	$(554,269)	(2,776)	—	(476,679)	$(1,033,724)
Total assets	$12,851	59,155	—	16,872	$88,878

2023	TPT		TPT MedTech and	Corporate and
	SpeedConnect	Blue Collar	QuikLabs	other	Total
Revenue	$927,812	54,388	—	910	$983,110
Cost of revenue	$(171,898)	(29,671)	—	(10,917)	$(212,486)
Net income (loss)	$403,466	(123,430)	9,727	(1,653,112)	$(1,363,349)
Derivative gain (expense)	$—	—	—	(550,298)	$(550,298)
Interest expense	$—	(2,862)	—	(539,483)	$(542,345)
Total assets	$40,983	1,948,501	9,977	(1,279,649)	$719,812

The following tables present summary information by segment for the six months ended June 30, 2024 and 2023, respectively:

2024	TPT		TPT MedTech and	Corporate and	(As Restated)
	SpeedConnect	Blue Collar	QuikLABS	other	Total
Revenue	$520,755	321,316	—	3,331	$845,402
Cost of sales	$(856,819)	(126,943)	—	(960)	$(984,722)
Net income (loss)	$(119,822)	(127,791)	—	1,901,596	$1,653,983
Derivative gain (expense)	$—	—	—	(181,032)	$(181,032)
Gain on extinguishment of debt	$—	—	—	843,401	$843,401
Interest expense	$(554,269)	(5,513)	—	(835,711)	$(1,395,493)
Total assets	$12,851	59,155	—	16,872	$88,878

2023	TPT		TPT MedTech and	Corporate and
	SpeedConnect	Blue Collar	QuikLABS	other	Total
Revenue	$1,916,613	164,529	—	3,474	$2,084,616
Cost of sales	$(941,675)	(78,639)	—	(23,517)	$(1,043,831)
Net income (loss)	$708,617	(261,722)	(1,605)	(3,281,347)	$(2,836,060)
Depreciation and amortization	$—	—	—	(2,454)	$(2,454)
Derivative gain (expense)	$—	—	—	(647,883)	$(647,883)
Gain on extinguishment of debt stock	$—	—	—	332,530	$332,530
Interest expense	$(42,355)	(7,328)	—	(877,994)	$(927,677)
Total assets	$40,983	1,948,501	9,977	(1,279,649)	$719,812

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

NOTE 13 - RESTATEMENT

The Company has restated its consolidated financial statements as of and for the three months ended June 30, 2024 to correct and error related an Agreement to Convert Debt to Preferred Stock related to Michael Murphy.  This Agreement to Convert Debt to Series E Preferred Stock created an extinguishment of the underlying debt that, given the modified terms, included a conversion feature which created a derivative liability valued by a third party in the amount of $821,555 at inception and $810,940 at June 30, 2024. This derivative liability has now been accounted for in prior periods and run forward through this Form 10Q/A from the effect of changes in the valuation of the derivative liability from period to period and to add the derivative liability to the balance sheet as of June 30, 2024.

The following tables reflect the impact of the restatement on the condensed consolidated financial statements as of and for the three and six months ended June 30, 2024.

Balance Sheet:

	As Previously Reported	Effect of Restatements	As Restated
Derivative liabilities	$5,817,119	810,940	$6,628,059
Total current liabilities	$38,060,297	810,940	$38,871,237
Total liabilities	$39,549,778	810,940	$39,360,718
Accumulated deficit	$(115,233,454)	(810,940)	$(116,044,394)
Total TPT Global Tech, Inc. stockholders’ deficit	$(96,779,332)	(810,940)	$(97,590,272)
Total stockholders’ deficit	$(97,382,007)	(810,940)	$(98,192,947)

Statement of Operations – Three months ended June 30, 2024:

	As Previously Reported	Effect of Restatements	As Restated
Derivative gain (expense)	$1,920,159	(89,605)	$1,830,554
Total other income (expense)	$6,219,549	(89,605)	$6,129,944
Net income before income taxes	$4,978,080	(89,605)	$4,888,475
Net income from continuing operations	$4,978,080	(89,605)	$4,888,475
Net income before non-controlling interests	$4,978,080	(89,605)	$4,888,475
Net income attributable to TPT Global Tech, Inc. shareholders	$4,936,103	(89,605)	$4,846,498

Statement of Operations – Six months ended June 30, 2024:

	As Previously Reported	Effect of Restatements	As Restated
Derivative gain (expense)	$(132,723)	(48,309)	$(181,032)
Total other income (expense)	$4,172,814	(48,309)	$4,124,505
Net income before income taxes	$1,702,292	(48,309)	$1,653,983
Net income from continuing operations	$1,702,292	(48,309)	$1,653,983
Net income before non-controlling interests	$1,702,292	(48,309)	$1,653,983
Net income attributable to TPT Global Tech, Inc. shareholders	$1604,217	(48,309)	$1,555,908

Statement of Stockholders Deficit:

	As Previously Reported	Effect of Restatement	As Restated
Net income (loss) for the three months ended June 30, 2024	$4,978,080	(48,309)	$4,888,475
Net loss for the six months June 30, 2024	$1,702,292	(48,309)	$1,653,983
Accumulated deficit	$(115,233,454)	(810,940)	$(116,044,394)
Total stockholders’ deficit	$(97,382,007)	(810,940)	$(98,192,947)

Statement of Cash Flows:

	As Previously Reported	Effect of Restatement	As Restated
Net income	$1,702,292	(48,309)	$1,653,983
Derivative expense (gain)	$132,723	48,309	$181,032

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2024, we had an accumulated deficit totaling $116,044,394. This raises substantial doubts about our ability to continue as a going concern.

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

Derivative gain (expense) of $1,830,554 and ($550,298) results from the accounting for derivative financial instruments during the three months ended June 30, 2024 and 2023, respectively.

The gain on extinguishment of debt of $475,485 and $0 for the three months ended June 30, 2024 and 2023, respectively, results from the conversion of convertible debt to common stock.

Interest expense for the three months ended June 30, 2024 was $1,033,724 compared to the prior period of $542,345.  The increase came from interest being accrued on tower payments payable during the quarter.

During the three months ended June 30, 2024, we recognized a net income of $4,888,475 versus a loss of ($1,363,349) for the prior period. The difference mainly is activity related to derivative expense and a gain of $4,681,075 relating to trouble debt restructuring for the current period.

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

Derivative expense of $181,032 and $647,883 results from the accounting for derivative financial instruments during the six months ended June 30, 2024 and 2023, respectively.

The gain on extinguishment of debt of $843,401 and $332,530 for the six months ended June 30, 2024 and 2023, respectively, results from the conversion of convertible debt to common stock.

Interest expense for the six months ended June 30, 2024 was $1,395,493 compared to the prior period of $927,677.  The increase came from interest being accrued on tower payments payable during the quarter.

During the six months ended June 30, 2024, we recognized net income of $1,653,983 versus a loss of ($2,836,060) for the prior period. The difference mainly is activity related to derivative expense and a gain of $4,681,075 relating to trouble debt restructuring for the current period.

LIQUIDITY AND CAPITAL RESOURCES

We incurred $1,653,983 and ($2,836,060), respectively, in net income and net loss, and we used $294,977 and $483,008, respectively, in cash for operations for the six months ended June 30, 2024 and 2023. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, research and development, derivative expense or gain, gain on extinguishment of debt and share-based compensation which totaled to a net $4,572,341 for 2024 and $1,349,101 for 2023.

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

