Form 10-Q
period 2024-09-30
TPT GLOBAL TECH, INC.
filed 2025-02-07
CIK 1661039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

______________________________________

(Former Address and phone of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
--	--	--

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

As of February 3, 2025, there were 7,357,112,746 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$11,941	$17,454
Accounts receivable, net	466	27,753
Prepaid expenses and other current assets	9,912	15,134
Total current assets	22,319	60,341
NON-CURRENT ASSETS
Property and equipment, net	-	-
Deposits and other assets	6,987	44,288
Intangible assets	1,129,000	—
Total non-current assets	1,135,987	44,288

TOTAL ASSETS	$1,158,306	$104,629

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,480,063	$12,918,572
Deferred revenue	64,989	58,564
Customer liability	338,725	338,725
Loans, advances and factoring agreements	722,733	642,158
Convertible notes payable, net of discounts	3,474,365	3,368,260
Notes payable - related parties	5,496,163	5,326,049
Convertible notes payable – related parties	553,100	553,100
Derivative liabilities	3,794,973	10,590,354
Current portion of operating lease liabilities	7,372,834	7,781,351
Financing lease liabilities – related party	759,901	738,847
Total current liabilities	37,057,846	42,315,980

NON-CURRENT LIABILITIES
Operating lease liabilities, net of current portion	374,731	680,187
Total non-current liabilities	374,731	680,187
Total liabilities	37,432,577	42,996,167

Commitments and contingencies	-	-

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

	September 30,	December 31,
	2024	2023
	(Unaudited)

MEZZANINE EQUITY

Convertible Preferred Series A, 1,000,000 designated - 1,000,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	42,983,742	42,983,742
Convertible Preferred Series B – 3,000,000 shares designated, 2,588,693 shares issued and outstanding as of September 30, 2024 and December 31, 2023	1,677,473	1,677,473
Convertible Preferred Series C – 3,000,000 shares designated, zero shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Convertible Preferred Series D, 10,000,000 designated – 25,649 and 46,649 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	139,592	244,592
Convertible Preferred Series E, 10,000,000 designated – 2,149,449 and 2,043,507 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	13,742,300	13,344,101
Convertible Preferred Series F, 3,000,000 designated – 75,000 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	378,000	-
Convertible Preferred Series G, 8,000,000 designated – 200,000 shares issued and outstanding as of September 30, 2024 and 0 as of December 31, 2023	1,026,000	-
Total mezzanine equity	59,947,107	58,249,908

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 15,000,000,000 shares authorized, 6,616,124,879 and 2,456,634,910 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	6,616,125	2,456,635
Subscriptions receivable	(3,265)	(3,265)
Additional paid-in capital	11,925,048	14,706,236
Accumulated deficit	(114,100,332)	(117,600,302)
Total TPT Global Tech, Inc. stockholders' deficit	(95,562,424)	(100,440,696)
Non-controlling interests	(658,954)	(700,750)
Total stockholders’ deficit	(96,221,378)	(101,141,446)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,158,306	$104,629

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
REVENUES:
Services	$136,701	$923,251	$982,103	$3,007,866
Total Revenues	136,701	923,251	982,103	3,007,866

COST OF SALES:
Services	112,238	739,513	1,096,960	1,783,343
Total Costs of Sales	112,238	739,513	1,096,960	1,783,343
Gross profit (loss)	24,463)	183,738	(114,857)	1,224,523
EXPENSES:
Professional	120,536	375,536	1,232,939	1,419,199
Payroll and related	383,281	455,063	1,187,622	1,478,320
General and administrative	213,504	587,831	627,962	1,418,044
Depreciation	-	-	-	2,454
Total expenses	717,321	1,418,430	3,048,523	4,318,017
Loss from operations	(692,858)	(1,234,692)	(3,163,380)	(3,093,494)

OTHER INCOME (EXPENSE)
Derivative gain (expense)	2,816,886	1,010,972	2,635,854	363,089
Gain on troubled debt restructuring	71,268	-	4,752,343	-
Gain on extinguishment of debt	(44,135)	(687,705)	799,266	(355,175)
Interest expense	(381,788)	(412,735)	(1,777,281)	(1,340,412)
Other income	118,410	6,525	294,964	380,493
Total other income (expenses)	2,580,641	(82,943)	6,705,146	(952,005)

Net income (loss) before income taxes	1,887,783	(1,317,635)	3,541,766	(4,045,499)
Income taxes	-	-	-	-

Net income (loss) from continuing operations	1,887,783	(1,317,635)	3,541,766	(4,045,499)
Net income (loss) from discontinued operations	-	107,639	-	(557)
Gain on disposal of discontinued operations	-	126,101	-	126,101
Net loss from discontinued operations	-	233,740	-	125,544)
Net income (loss) before non-controlling interests	1,887,783	(1,083,895)	3,541,766	(3,919,955)
Net (loss) income from non-controlling interests	(56,279)	84,632	41,796	37,627

Net income (loss) attributable to TPT Global Tech, Inc. shareholders	$1,944,062	$(1,168,527)	$3,499,970	$(3,957,582)
Income (loss) per common share - Basic:
Continuing operations	$0.00	$(0.00)	$0.00	$(0.00)
Discontinued operations	-	0.00	-	0.00
	0.00	(0.00)	0.00	(0.00)
Income (loss) per common share - Diluted:
Continuing operations	$0.00	$(0.00)	$(0.00)	$(0.00)

Discontinued operations	-	0.00	-	0.00
	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding:
Basic	6,380,775,500	1,810,916,794	4,119,681,789	1,681,251,378
Diluted	24,447,576,610	1,810,916,794	69,460,112,819	1,681,251,378

 See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

	Common Stock		Subscriptions	Additional Paid-in	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance as of June 30, 2024	6,336,839,165	$6,336,839	$(3,265)	$12,120,548	$(116,044,394)	$(602,675)	$(98,192,947)
Issuance of shares for exchange for debt	279,285,714	279,286	-	(195,500)	-	-	83,786
Net income (loss)	-	-	-	-	1,944,062	(56,279)	1,887,783
Balance as of September 30, 2024	6,616,124,879	$6,616,125	$(3,265)	$11,925,048	$(114,100,332)	$(658,954)	$(96,221,378)

	Common Stock		Subscriptions	Additional Paid-in	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance as of December 31, 2023	2,456,634,910	$2,456,635	$(3,265)	$14,706,236	$(117,600,302)	$(700,750)	$(101,141,446)
Issuance of shares for conversion of preferred stock	2,642,079,238	2,642,079	-	(1,849,455)	-	-	792,624
Issuance of shares for exchange for debt	1,517,410,731	1,517,411	-	(931,733)	-	-	585,678
Net loss	-	-	-	-	3,499,970	41,796	3,541,766
Balance as of September 30, 2024	6,616,124,879	$6,616,125	$(3,265)	$11,925,048	$(114,100,332)	$(658,954)	$(96,221,378)

	Common Stock		Subscriptions	Additional Paid-in	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Payable	Capital	Deficit	Interest	Deficit
Balance as of June 30, 2023	1,723,749,021	$1,723,749	$37,560	$14,907,994	$(109,207,777)	$(761,908)	$(93,300,382)
Issuance of shares for services	53,830,333	53,830	1,100	30,698	-	-	85,628
Subscription payable for services	-	-	1,775	-	-	-	1,775
Disposition of IST	-	-	-	-	-	(3,206)	(3,206)
Issuance of shares for exchange of debt	105,000,000	105,000	-	8,000	-	-	113,000
Net loss	-	-	-	-	(1,168,527)	84,632	(1,083,895)
Balance as of September 30, 2023	1,882,579,354	$1,882,579	$40,435	$14,946,692	$(110,376,304)	$(680,482)	$(94,187,080)

	Common Stock		Subscriptions	Additional Paid-in	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Payable	Capital	Deficit	Interest	Deficit
Balance as of December 31, 2022	1,256,900,534	$1,256,901	$26,910	$13,966,895	$(106,418,722)	$(47,269)	$(91,215,285)
Issuance of shares for services	53,830,333	53,830	1,100	30,698	-	-	85,628
Subscription payable for services	-	-	12,425	-	-	-	12,425
Disposition of IST	-	-	-	-	-	(3,206)	(3,206)
Issuance of shares for exchange for debt	571,848,487	571,848	-	345,240	-	-	917,088
Acquisition of Asberry 22 Holdings, Inc.	-	-	-	603,859		(667,634)	(63,775)
Net loss	-	-	-	-	(3,957,582)	37,627	(3,919,955)
Balance as of September 30, 2023	1,882,579,354	$1,882,579	$40,435	$14,946,692	$(110,376,304)	$(680,482)	$(94,187,080)

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$3,541,766	$(3,919,955)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net income from discontinued operations	-	125,544
Depreciation	-	2,454
Amortization of debt discounts	471,531	694,938
Convertible Note payable issued for Asberry Series A Stock	-	508,553
Derivative expense (gain)	(2,635,854)	(363,089)
Issuance of Series F preferred shares for consulting	378,000	-
Gain on troubled debt restructuring	(4,752,343)	-
Gain on extinguishment of debt	(799,266)	355,175
Share-based compensation: Common stock	-	98,053
Changes in operating assets and liabilities:
Accounts receivable	27,287	(55,247)
Accounts receivable – related party	-	-
Prepaid expenses and other assets	5,222	271,766
Deposits and other assets	37,301	7,804
Accounts payable and accrued expenses	3,160,656	1,696,700
Net change in operating lease right of use assets and liabilities	100,023	311,428
Other	6,425	70,795
Net cash used in operating activities from continuing operations	(459,252)	(446,169)
Net cash provided by discontinued operations	-	4,034
Net cash used in operating activities	(459,252)	(442,135)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities:
Proceeds from convertible notes, loans and advances	295,075	358,500
Proceeds from notes payable – related parties	172,114	139,931
Payment on convertible loans, advances and factoring agreements	(11,450)	(83,221)
Payments on convertible notes and amounts payable – related parties	(2,000)	-
Net cash provided by financing activities from continued operations	453,739	415,210
Net cash used in financing activities from discontinued operations	-	(32,705)
Net cash provided by financing activities	453,759	382,505
Net change in cash	(5,513)	(59,630)
Cash and cash equivalents - beginning of period	17,454	59,630
Cash and cash equivalents - end of period	$11,941	$-

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

Supplemental Cash Flow Information:

Cash paid for:

	2024	2023
Interest	$8,964	$49,762
Taxes	$-	$-

Non-Cash Investing and Financing Activities:

	2024	2023
Non cash additions of debt discounts	$237,410	$489,089
Common Stock issued for conversion of notes payable	$585,678	$917,088
Common Stock issued for conversion of preferred stock	$792,624	$-
Acquisition of net liabilities of Asberry 22 Holdings, Inc.	$-	$63,775
Series G Preferred Stock issued for the acquisition of net liabilities of Geokall	$1,129,000	$-

See accompanying notes to condensed consolidated financial statements.

TPT Global Tech, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The following acquisitions have resulted in entities which have been consolidated into TPTG since the reverse merger in 2014.

Name	Herein referred to as	Acquisition or Incorporation Date	Ownership
TPT Global Tech, Inc.	Company or TPTG	1988	100%
Copperhead Digital Holdings, Inc.	Copperhead Digital or CDH	2015	100%
TruCom, LLC	TruCom	2015	100%
CityNet Arizona, LLC	CityNet	2015	100%
San Diego Media Inc.	SDM	2016	100%
Blue Collar Production, Inc.	Blue Collar	2018	100%
TPT SpeedConnect, Inc	TPT SpeedConnect	2019	100%
TPT Federal, LLC	TPT Federal	2020	100%
TPT MedTech, LLC	TPT MedTech	2020	100%
TPT Strategic, Inc.	TPT Strategic	2020	0%
QuikLab 1 LLC	Quiklab 1	2020	80%
QuikLAB 2, LLC	QuikLAB 2	2020	80%
QuikLAB 3, LLC	QuikLAB 3	2020	80%
The Fitness Container, LLC	Air Fitness	2020	75%
TPT Global Tech Asia Limited	TPT Asia	2020	78%
TPT MedTech UK LTD	TPT MedTech UK	2020	100%
TPT Global Defense Systems, Inc.	TPT Global Defense	2021	100%
TPT Innovations Technology, Inc.	TPT Innovations	2021	100%
TPT Global Caribbean Inc.	TPT Caribbean	2021	100%
TPT Media and Entertainment, LLC	TPT Media and Entertainment	2021	100%
VuMe Live, LLC	VuMe Live	2021	100%
Digithrive, LLC	Digithrive	2021	100%
Asberry 22 Holdings, Inc.	Asberry or ASHI	2023	86%
Geokall UK Ltd.	Geokall	2024	100%

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2023. The condensed consolidated balance sheet as of September 30, 2024, has been derived from the consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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

Reserves are recorded as a reduction in net sales and are not considered material to our consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023. In addition, we invoice our customers for taxes assessed by governmental authorities such as sales tax and value added taxes, where applicable. We present these taxes on a net basis.

The Company’s revenue generation for the three and nine months ended September 30, 2024 and 2023 came from the following sources disaggregated by services and products, which sources are explained in detail below.

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
TPT SpeedConnect	$123,241	$843,451	$643,996	$2,760,055
Blue Collar	11,815	79,063	333,131	243,592
Other	1,645	737	4,976	4,219
Total Services Revenues	$136,701	$923,251	$982,103	$3,007,866

__________

TPT SpeedConnect: ISP and Telecom Revenue

TPT SpeedConnect is a rural Internet provider operating in 5 Midwestern States under the trade name SpeedConnect. TPT SC’s primary business model is subscription based, pre-paid monthly reoccurring revenues, from wireless delivered, high-speed internet connections. In addition, the company resells third-party satellite and DSL internet and IP telephony services. Revenue generated from sales of telecommunications services is recognized as the transaction with the customer is considered closed and the customer receives and accepts the services that were the result of the transaction. There are no financing terms or variable transaction prices. Due date is detailed on monthly invoices distributed to customer. Services billed monthly in advance are deferred to the proper period as needed. Deferred revenue are contract liabilities for cash received before performance obligations for monthly services are satisfied. Deferred revenue for TPT SpeedConnect as of September 30, 2024 and December 31, 2023 are $64,989 and $58,564, respectively. Certain of our products require specialized installation and equipment. For telecom products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. The Installation Technician collects the signed quote containing terms and conditions when installing the site equipment at customer premises.

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

TPT MedTech also offers various products. One is to build and sell its mobile testing facilities called QuikLABs designed for mobile testing. This is used by TPT MedTech for its own testing services. Another is to build customized mobile gyms for exercising. This is sold to third parties. Another is medical equipment, one of which is a sanitizing unit called SANIQuik which is used as a safe and flexible way to sanitize providing an additional routine to hand washing and facial coverings. The SANIQuik has not yet been approved for sale in the United States but has in some parts of the European community. Revenues from these products are recognized when a product is delivered, the sales transaction considered closed and accepted by a customer. When deposits are received for which a product has not been delivered, it is recognized as deferred revenue. Deferred revenue as of September 30, 2024 and December 31, 2023 was $0 and $0, respectively. There are no financing terms or variable transaction prices for either of these products. There was no revenue for TPT MedTech for 2024 or 2023 and it would take an infusion of capital to restart this revenue stream.

SDM: Ecommerce, Email Marketing and Web Design Services

SDM generates revenue by providing ecommerce, email marketing and web design solutions to small and large commercial businesses, complete with monthly software support, updates and maintenance. Services are billed monthly. There are no financing terms or variable transaction prices. Platform infrastructure support is a prepaid service billed in monthly recurring increments. The services are billed a month in advance and due prior to services being rendered. The revenue is deferred when invoiced and booked in the month the service is provided. There is no deferred revenue as of September 30, 2024 and December 31, 2023. Software support services (including software upgrades) are billed in real time, on the first of the month. Web design service revenues are recognized upon completion of specific projects. Revenue is booked in the month the services are rendered and payments are due on the final day of the month. There are usually no contract revenues that are deferred until services are performed. Revenue for SDM for the nine months ended September 30, 2024 and 2023 was $2,864 and $4,210, respectively. It would take an infusion of capital to restart this revenue stream to something of substance.

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earning per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholder (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and using the if-converted method for preferred stock and convertible notes. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2024, the Company had shares that were potentially common stock equivalents as follows:

Convertible Promissory Notes	67,551,379,752
Series A Preferred Stock (1)	282,192,209,753
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	1,192,976,744
Series E Preferred Stock (3)	99,974,372,093
Series F Preferred Stock (4)	3,488,372,093
Series G Preferred Stock (5)	9,302,325,581
Stock Options and Warrants	128,116,666
463,832,341,376

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

(5) Holders of the Series G Preferred Stock may decide after 12 months to convert to common stock @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00. There is also an automatic conversion of the Series G Preferred Stock without consent of holders upon any national exchange listing approval and the registration effectiveness of common stock underlying the conversion rights. The automatic conversion to common from Series G Preferred shall be @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00.

Calculation – Basic Earnings Per Share

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Net income (loss) attributable to TPT Shareholders	$1,944,062	$(1,168,527)	$3,499,970	$(3,957,582)
Weighted Average number of common shares outstanding	6,380,775,500	1,810,916,794	4,119,681,789	1,681,251,378
Basic Earnings per Share	0.00	(0.00)	0.00	(0.00)

Calculation – Fully Diluted Earnings Per Share

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Net income (loss) attributable to TPT Shareholders	$1,944,062	$(1,168,527)	$3,499,970	$(3,957,582)
Adjustments	(2,817,373)	-	(7,233,219)	-
Adjusted net income (loss) attributable to TPT shareholders	(873,311)	(1,168,527)	(3,733,249)	(3,957,582)
Weighted Average number of common shares outstanding
Shares computed on if converted basis	18,066,801,110	-	65,340,431,030	-
Total number of shares on fully diluted basis	24,447,576,610	1,810,916,794	69,460,112,819	1,681,251,378
Fully diluted earnings per share	(0.00)	(0.00)	(0.00)	(0.00)

Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at September 30, 2024 consisted of cash equivalents, accounts receivable, accounts payable and debt. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We consider our derivative financial instruments as Level 3. The balances for our derivative financial instruments as of September 30, 2024 are the following:

Derivative Instrument	Fair Value
Convertible Promissory Notes	$3,771,598
Fair value of Warrants issued with the derivative instruments	23,375
$3,794,973

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
$425,676

On September 11, 2023, Everett Lanier and the Company agreed to a Settlement Agreement and Mutual Release (“Settlement Agreement”). See Note 11.

ACQUISITIONS

Geokall UK Ltd. Acquisition and Purchase Agreement

On October 31, 2023, as amended on April 9, 2024 and September 9, 2024, the Company entered into an Acquisition and Purchase Agreement with Geokall UK Ltd. (“Geokall”), a UK Limited Company, and its owners (“Sellers”) (altogether, the “Parties”) for all of the assets, liabilities, intellectual property, and technology of Geokall in exchange for 200,000 shares of TPT restricted Series G Convertible Preferred Stock with a stated price of $5.00 USD per share with the Designation of Rights and Privileges described in Note 7 to these consolidated financial statements. In addition, TPT agrees that upon a successful fund-raising event, TPT will provide Geokall with working capital in the amount up to $500,000. This acquisition was closed effective September 10, 2024, which conditions of closing and the closing were agreed to by all parties.

The Company evaluated this acquisition in accordance with ASC 805-10-55-4 to discern whether the assets and operations of the assets purchased met the definition of a business. The company concluded that there were not processes and sufficient inputs into outputs. Accordingly, the Company accounted for this transaction as an asset acquisition and allocated the purchase price based on provisional amounts as follows:

Consideration given at fair value:
Accounts payable	$45,000
Notes Payable to British Government	$58,000
Series G Preferred Stock	$1,026,000
$1,129,000

Assets acquired at fair value:
Intangibles-Technology Access	$1,129,000
$1,129,000

There was nothing accounted for in the Statement of Operations for 2024 or 2023. On a proforma basis any adjustments would not be significant.

Urban Icon Holdings Inc. - Proposed

On June 19, 2024, the Company and its subsidiary TPT Strategic, Inc. entered into an Acquisition and Purchase Agreement with Urban Icon Holdings LLC. (“UI”), a Wyoming Limited Company, and its interest holder (“Seller”) (altogether, the “Parties”) for the acquisition of a minority interest in UI, including all the assets, business, work in progress, bids, contracts, equipment, inventory, real estate, intellectual property, and technology of Seller. The Company shall issue to the seller 1,200,000 shares of Series G Preferred shares (“Purchased Shares”) of TPTG for 30% of UI, including all assets, licenses, business, work in progress, contracts, equipment inventory, bids and real estate, intellectual property, and technology. This issuance will be in conjunction with additional capitalization intended to be raised for TPTS. The Company will retain 9% of the Super Majority Series A Preferred shares of TPT Strategic, Inc. and the Seller will receive 51% of the Super Majority Series A Preferred of TPTS. TPT Strategic will issue 100,000,000 common shares of TPT Strategic and the Company will receive 30,000,000 of the common shares and the Seller will receive 70,000,000 of the common shares of TPT Strategic, Inc. All of these shares will be registered with the Security and Exchange to be tradeable shares in the market as soon as is practical. The Company and TPT Strategic, Inc. agreed to change the name of TPT Strategic Inc. to Urban Icon Holdings Inc. and change the trading symbol to “NURB”, Seller will have right of first refusal to purchase from the Company its position at fair market price or at a negotiated price. The sale never finalized and the parties have discontinued talks on this proposed transaction.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

We incurred $3,541,766 and ($3,919,955), respectively, in net income and net loss, and we used $459,252 and $442,135, respectively, in cash for operations for the nine months ended September 30, 2024 and 2023. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, research and development, derivative expense or gain, gain on extinguishment of debt and share-based compensation which totaled to a net ($7,337,932) for 2024 and $1,170,540 for 2023.

In addition, we report increases and reductions in liabilities as uses of cash and decreases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. For the nine months ended September 30, 2024, we had a net change in our assets and liabilities of $3,336,914 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and increase in prepaid expenses. For the nine months ended September 30, 2023 we had a net change to our assets and liabilities of $2,303,246 for similar reasons.

Cash flows from financing activities were $453,739 and $382,505 for the nine months ended September 30, 2024 and 2023, respectively. These cash flows were generated primarily from proceeds from convertible notes and notes payable from related parties.

Cash flows used in investing activities were $0 and $0, respectively, for the nine months ended September 30, 2024 and 2023.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation as of September 30, 2024 and December 31, 2023 are as follows:

	2024	2023
Property and equipment:
Office furniture and equipment	$77,859	77,859
Total property and equipment	77,859	77,859
Accumulated depreciation	(77,859)	(77,859)
Property and equipment, net	$—	$—

Depreciation expense was $0 and $2,454 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 5 – DEBT FINANCING ARRANGEMENTS

Financing arrangements as of September 30, 2024 and December 31, 2023 are as follows:

	2024	2023
Loans and advances (1)	$185,667	$105,092
Convertible notes payable (2)	3,474,365	3,368,260
Factoring agreements (3)	537,066	537,066
Debt – third party	$4,197,098	$4,010,418

Line of credit, related party secured by assets (4)	$2,742,929	$2,742,929
Debt– other related party, net of discounts (5)	2,015,500	2,015,500
Convertible debt – related party (6)	553,100	553,100
Shareholder debt (7)	737,734	567,620
Debt – related party	$6,049,263	$5,879,149

Total financing arrangements	$10,246,361	$9,889,567

Less current portion:
Loans, advances and factoring agreements – third party	$(722,733)	$(642,158)
Convertible notes payable third party	(3,474,365)	(3,368,260)
Debt – related party, net of discount	(5,496,163)	(5,326,049)
Convertible notes payable– related party	(553,100)	(553,100)
	(10,246,361)	(9,889,567)
Total long term debt	$-	$-

__________

(1) The terms of $40,000 of this balance are similar to that of the Line of Credit which bears interest at adjustable rates, 1 month LIBOR plus 2%, 6.96% as of September 30, 2024, and is secured by assets of the Company, was due August 31, 2020.

Effective September 30, 2020, we entered into a Purchase Agreement by which we agreed to purchase the 500,000 outstanding Series A Preferred shares of InnovaQor, Inc., our majority owned subsidiary, in an agreed amount of $350,000 in cash or common stock, if not paid in cash, at the five day average price preceding the date of the request for effectiveness after the filing of a registration statement on Form S-1. This was modified December 28 and 29, 2020, to provide for registration of 7,500,000 common shares for resale at the market price. Any balance due on notes will be calculated after an accounting for the net sales proceeds from sale of the stock by February 28, 2021 and may be paid in cash or stock thereafter. The Series A Preferred shares are being purchased from the Michael A. Littman, Atty. Defined Benefit Plan. The $350,000 was included as a Note Payable in prior years and bore no interest. During the year ended December 31, 2021, it was determined the there was a deficiency of approximately $185,000 from net sales proceeds which is accounted for as of September 30, 2024 in accounts payable.

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

In conjunction with the acquisition of Geokall, the Company assumed a note payable under the Bounce Back Loan Agreement program dated May 22, 2020 through HSBC UK Bank plc backed by the government of Great Britan during COVID.  The original loan amount was approximately $65,000 of which approximately 20,000 was paid down prior to the acquisition.  Monthly payments were to begin 13 months, for 59 total monthly installments, from the date of the note of approximately $1,130 at a fixed rate of 2.5%.  The Loan is in default for non-payment and Geokall is negotiating with HSBC UK Bank on revised payment terms.

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

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note was due June 11, 2020, paid interest at the rate of 12% (principal amount increases 200% and interest rate increases to 24% under default) per annum and gave the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price was 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. Prior to December 31, 2020, EMA converted $35,366 of principal into 147,700,000 shares of common stock of the Company. 1,000,000 warrants were issued in conjunction with the issuance of this debt expired during the nine months ended September 30, 2024.

Dated May 14, 2024, the Company and EMA entered into a Settlement Agreement and Release (“EMA Settlement”) whereby the Company agrees to pay EMA $451,765 (“Settlement Amount”), and any accrued interest thereon at 6%, from proceeds of the Company’s financing related to an intended uplist to a major stock exchange. The Company is to notify EMA of the uplist and within 10 business days allow EMA to elect for payment in cash, which is to be at 116% of amounts outstanding at that time, or the option to convert any outstanding amounts to tradeable common stock of the Company. The conversion price would be 75% of the 30-day average market closing price of the Company’s common stock for the previous thirty business days. Conversion can take place at the earlier of the uplist or January 1, 2025. A default judgement was agreed to by the Company which would allow EMA to file for default judgement under any default under the EMA Settlement for the Settlement Amount and accrued interest at 24%. As such, this has been accounted for as troubled debt restructuring. See Note 5 for troubled debt restructuring. The principal and accrued interest balances owning to EMA at September 30, 2024 is $524,048 and $49,694, respectively.

On October 6, 2021, TPT Global Tech, Inc. and FirstFire Global Opportunities Fund, LLC. entered into a convertible promissory note totaling $1,087,000 and a securities purchase agreement (“FirstFire Note”). The FirstFire Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock. There is a mandatory 2024 conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.025 per share, adjusted to $.0075 subsequent to December 31, 2021. The Holder was given registration rights. The FirstFire Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 225,000,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 55,000,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder. Through September 30, 2024, FirsFire Global Opportunities Fund exercised its right to convert $846,160 of principal into 727,000,000 shares of common shares leaving a principal and accrued interest balance at September 30, 2024 of $512,590 in principal and $783,367 in accrued interest. See below regarding derivative securities in default.

On October 13, 2021, TPT Global Tech, Inc. and Cavalry Investment Fund LP entered into a convertible promissory note totaling $271,250 and a securities purchase agreement (“Cavalry Investment Note”). The Cavalry Investment Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock. There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.025 per share, adjusted to $.0075 subsequent to December 31, 2021. The Holder was given registration rights. The Cavalry Investment Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 56,250,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 13,750,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder. Through September 30, 2024, Cavalry Investment Fund exercised its right to convert $67,000 of principal into 55,833,334 shares of common stock leaving a principal and accrued interest balance at September 30, 2024 of $272,688 and $186,678, respectively. See below regarding derivative securities in default.

On October 13, 2021, TPT Global Tech, Inc. and Cavalry Fund I, LP entered into a convertible promissory note totaling $815,250 and a securities purchase agreement (“Cavalry Fund I Note”). The Cavalry Fund I Note has an original issue discount of 8% and bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock. There is a mandatory conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at the lower of (1) 75% of the two lowest trade prices during the fifteen consecutive trading day period ending on the trading day immediately prior to the applicable conversion date or (2) discount to market based on subsequent financings with other investors. Subsequent debt issuances have lowered this price to $0.0075 per share. The Holder was given registration rights. The Cavalry Fund I Note may be prepaid in whole or in part of the outstanding balances at 115% prior to maturity. 168,750,000 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants to purchase 41,250,000 shares of common stock at 110% of the opening price on the first day the Company trades on the Nasdaq exchange were issued to the Holder. Through September 30, 2024, Cavalry Fund I exercised its right to convert $192,230 of principal and penalties into 168,750,000 shares of common stock leaving a principal and accrued interest balance at September 30, of $826,833 and $563,249. See below regarding derivative securities in default.

On January 31, 2022, TPT Global Tech, Inc. and Blue Lake Partners, LLC entered into a convertible promissory note totaling $271,750 and a securities purchase agreement (“Blue Lake Note”). The Blue Lake Note is due twelve months from funding, has an original issue discount of 8% and interest rate at 10% per annum (default, as defined, at 16%). There is an optional conversion in the event a Nasdaq Listing prior to nine months from funding for which the Holder’s principal and interest balances will be converted at a price equal to 25% discount to the opening price on the first day the Company trades on Nasdaq. There is also a voluntary conversion of all principal and accrued interest at the discretion of the Holder at $0.0075. The Holder was given registration rights. The Blue Lake Note may be prepaid in whole or in part of the outstanding balances at 100% prior to maturity unless the Holder chose to convert their balances into common stock which they have three days to do so. 73,372,499 common shares of the Company have been reserved with the transfer agent for possible conversion and exercise of warrants. Warrants, expiring five years from issuance, were issued to exercise up to 9,058,333 warrants to purchase 9,058,333 common shares at $0.015, provided, however, that if the Company consummates an Uplist Offering on or before July 6, 2022 then the exercise price shall equal 110% of the offering price at which the Uplist Offering is made. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.  Through September 30, 2024, Blue Lake exercised its right to convert $360,447 of principal, interest and penalties into 48,059,600 of common shares leaving a balance of $8,165 in principal and $0 of accrued interest as of September 30, 2024.  See below regarding derivative securities in default.

On June 13, 2022, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a $200,760 promissory note agreement (1800 Diagonal Note”). The 1800 Diagonal Note has an original issue discount of 12%, or $21,510, and bears interest at 22%, and is convertible into shares of the Company’s common stock only under default, as defined. 10 payments of $22,485 beginning on July 30, 2022 are to be made each month totaling $224,851. At any time following default, as defined, conversion rights exist at a discount rate of 25% of the lowest trading price for the Company’s common stock during the previous 10 trading days prior to conversion. 194,676,363 common shares of the Company had been reserved with the transfer agent for possible conversion under a default. Through September 30, 2024, 1800 Diagonal exercised its right to convert $236,094 of principal and interest into 190,987,049 of common shares leaving a balance of $0 in principal and accrued interest as of September 30, 2024.  See below regarding derivative securities in default.

On February 8, 2023, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a $81,675 promissory note agreement (1800 Diagonal Note #2”). The 1800 Diagonal Note #2 has an original issue discount of 9%, or $7,425, and bears interest at 9%, 22% upon default, and is convertible into shares of the Company’s common stock only under default, as defined.  Total of $81,675 plus and accrued interest is due February 8, 2024. A penalty on the principal balance has been accrued of $40,838 because of defaults of covenants on other financing arrangements. At any time following default, as defined, conversion rights exist at a discount rate of 25% of the lowest trading price for the Company’s common stock during the previous 10 trading days prior to conversion. 150,000,000 common shares of the Company had been reserved with the transfer agent for possible conversion under a default. Through September 30, 2024, 1800 Diagonal Lending LLC has exercised its right to convert $170,291 in principal or interest into 794,105,601 common shares leaving a balance of $0 in principal and accrued interest as of September 30, 2024.  See below regarding derivative securities in default.

On February 9, 2023, TPT Global Tech, Inc. and FirstFire Global Opportunities Fund, LLC (“First Fire”) entered into a $330,000 promissory note agreement (Firstfire Note #2”). The FirstFire Note #2 has an original issue discount of 9%, or $30,000, and bears interest at 10%, 20% upon default, and is convertible into shares of the Company’s common stock only under default, as defined.  $33,000 of interest is considered earned at the issue date.  Total of $330,000 plus accrued interest is due February 8, 2024. A penalty on the principal balance has been accrued of $165,000 because of defaults of covenants on other financing arrangements. Conversion rights exist that at any time after issuance, the FirstFire Note #2 can be exchanged for shares of common stock at $.0012 per share. 350,000,000 common shares of the Company’s common stock have been reserved with the transfer agent for possible conversion. Through September 30, 2024, First Fire has not exercised its right to convert any balances into common shares leaving a balance of $495,000 in principal and $193,050 in accrued interest as of September 30, 2024.

Dated October 31, 2023, but consummated on November 8, 2023, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a 9% Convertible Promissory Note totaling $83,750 (the “1800 Diagonal Note #3”). The 1800 Diagonal Note #3 bears interest at 9%, 22% upon default, is due August 15, 2024 and is convertible, with any outstanding accrued interest or fees, into restricted shares of Common Stock of the Company at a discount of 39% of the market. There are no warrants or options attached to this Note. The Company has initially reserved 600,000,000 shares of Common Stock for conversion pursuant to the Note. Through September 30, 2024, 1800 Diagonal has exercised its right to convert $129,280 in principal, interest and any default amounts into 688,074,972 common shares leaving a balance of $0 in principal and accrued interest as of September 30, 2024.  See below regarding derivative securities in default.

Dated February 7, 2024, but consummated on February 12, 2024, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a Convertible Promissory Note (“1800 Diagonal Note #4”) totaling $92,000.  The 1800 Diagonal Note #4, upon the terms and subject to certain general limitations and conditions, bears an interest rate of 22% including a one-time earned interest charge of 12% or $11,040, resulted in cash received by the Company of $75,000 net of expenses and discount of $12,000. Required payments shall be 9 monthly payments of $11,449 starting March 15, 2024 with a total payback of $103,040. The Holder may convert the outstanding unpaid principal amount into restricted shares of Common Stock of the Company at a discount of 35% of the Market Price, as indicated or upon default. There are no warrants or options attached to this Note. The Company has initially reserved 750,000,000 shares of Common Stock for conversion pursuant to the 1800 Diagonal Note #4. As a condition of funding this 1800 Diagonal Note #4, the Company increased share reserves on previous 1800 Diagonal Lending Notes by 750,000,000 shares. Through the nine months ended September 30, 2024, 1800 Diagonal has exercised its right to convert $23,450 in principal, interest and any default amounts into 279,285,714 common shares  leaving a balance of $97,377 in principal and $14,518 in accrued interest as of September 30, 2024.

Dated March 25, 2024, TPT Global Tech, Inc. and 1800 Diagonal Lending LLC entered into a Convertible Promissory Note (“1800 Diagonal Note #5”) totaling $66,000.  The 1800 Diagonal Note #5, upon the terms and subject to certain general limitations and conditions, bears an interest rate of 22% including a one-time earned interest charge of 19% or $12,540, resulted in cash received by the Company of $50,000 net of expenses and discount of $11,000. Required payments shall be $47,124 on September 30, 2024 and $10,472 on each of October 30 2024, November 30, 2024 and December 30, 2024 with a total payback of $78,540. The Holder may convert the outstanding unpaid principal amount into restricted shares of Common Stock of the Company at a discount of 39% of the Market Price, as indicated or upon default. There are no warrants or options attached to this Note. The Company has initially reserved 1,400,000,000 shares of Common Stock for conversion pursuant to the 1800 Diagonal Note #5. 1800 Diagonal has not exercised its right to convert any balances into common shares leaving a balance of $66,000 in principal and $8,158 in accrued interest as of September 30, 2024.

On May 14, 2024, TPT Global Tech, Inc. and FirstFire Global Opportunities Fund, LLC (“First Fire”) entered into a $83,333 promissory note agreement (Firstfire Note #3”). The FirstFire Note #3 has an original issue discount of 10%, or $8,333, and bears interest at 10%, 24% upon default, and is convertible into shares of the Company’s common stock at the lower of $0.001 per share or 75% of the average of the two lowest closing trading prices during the fifteen consecutive trading days prior to the conversion.  $8,333 of interest is considered earned at the issue date.  Total of $83,333 plus accrued interest, or any principal or accrued interest remaining outstanding, is due nine months from the issue date. 1,250,000,000 common shares of the Company’s common stock have been reserved with the transfer agent for possible conversion. FirstFire has not exercised its right to convert any balances into common shares leaving a balance of $83,333 in principal and $347 in accrued interest as of September 30, 2024.

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

In conjunction with this Cavalry Fund I Note #2 financing arrangement, the Company and Cavalry Fund agreed to a Conversion Agreement (“Cavalry Conversion Agreement”) whereby Cavalry Fund I agreed to convert to the Company’s Series E Preferred Shares any remaining principal, interest, penalties and other fees related to the Cavalry Fund I Note and the fair value of related warrants outstanding upon a successful uplisting of the Company to a major U.S. stock exchange.  Balances Outstanding related to the Cavalry Fund I Note as of September 30, 2024 were principal of $826,833 and accrued interest of $563,249.

The Company entered into a convertible note payable March 27, 2023 with Michael Littman, Atty Defined Benefit Plan for the acquisition of 500,000 Series A Super Majority Voting Preferred Shares of ASHI due in 180 days, bearing interest at 6.0% per annum (12% default rate) and is convertible into shares of the Company’s common stock at 85% of the volume weighted average price for the preceding five market trading days.  Michael Littman, Atty Defined Benefit Plan has not exercised its right to convert any balances into common shares leaving a balance of $500,000 in principal and $75,000 in accrued interest as of September 30, 2024.

The Company is in default under many of its derivative financial instruments and has accounted for these defaults under each agreement’s default provisions. In February 2022, the Company defaulted on its FirstFire, Cavalry Investment, and Cavalry Fund I Notes for failure to uplist within one hundred twenty (120) days from the date of the Notes. 1800 Diagonal and 1800 Diagonal #2 were in default from cross default provisions. In total, $957,729 was recorded as interest expense in prior years representing additional principal and interest because of default. Notice of default was received from EMA for not reserving enough shares for conversion and for not having filed a Form S-1 Registration Statement with the Securities and Exchange Commission. A settlement agreement was reached with EMA.  It was the intent of the Company to pay back all derivative securities prior to the due dates but that has not occurred. See Note 9 Other Commitments and Contingencies.

(3) On April 1, 2022, the Company entered into a Future Receivable Sale and Purchase Agreement (“Mr. Advance Agreement”) with Mr. Advance LLC (”Mr. Advance”). The balance to be purchased and sold is $411,000 for which the Company received $270,715, net of fees. Under the Mr. Advance Agreement, the Company is to pay $8,935 per week for 46 weeks at an effective interest rate of approximately 36% annually. The Company is in default with this Agreement for non-payment and is working to restructure its terms. The balance outstanding as of September 30, 2024 is $214,484 net of discounts and payments made.

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

The balance outstanding as of September 30, 2024 is $244,670, net of discounts.

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

The balance outstanding as of September 30, 2024 is $78,313, net of discounts.

(4) The Line of Credit originated with a bank and was secured by the personal assets of certain shareholders of Copperhead Digital. During 2016, the Line of Credit was assigned to the Copperhead Digital shareholders, who subsequent to the Copperhead Digital acquisition by TPTG became shareholders of TPTG, and the secured personal assets were used to pay off the bank. The Line of Credit bears a variable interest rate based on the 1 Month LIBOR plus 2.0%, 6.96% as of September 30, 2024, is payable monthly, and is secured by the assets of the Company. 1,000,000 shares of Common Stock of the Company have been reserved internally to accomplish raising the funds to pay off the Line of Credit. Since assignment of the Line of Credit to certain shareholders, which balance on the date of assignment was $2,597,790, those shareholders have loaned the Company $445,600 under the similar terms and conditions as the line of credit but most of which were also given stock options totaling $85,120 which expired as of December 31, 2019 (see Note 8) and was due, as amended, August 31, 2020. $300,461 of the principal balance was exchanged for 60,092 shares of Series E Preferred Stock in April 2022. See Agreement to Convert Debt in Note 7.

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

Both the $4,000,000 and $10,000,000 promissory notes related to the VuMe technology and Media Live One Platform were exchanged through a Software Acquisition Agreement dated as of March 25, 2022 for shares of the Company’s Series E Preferred Stock. See Note 8. In this same agreement, the Company agreed to pay Mr. and Mrs. Caudle $1,750,000 for additional developed software that will be used with the VuMe technology which was expensed as research and development during the year ended December 31, 2022. $200,000 had been paid and was accounted for as a deposit as of December 31, 2021. Subsequently, this was used against the purchase price and the remainder was setup as a note payable as of December 31, 2022. $550,000 to be paid from first proceeds raised by the Company and $1,000,000 as agreed by the Company and Mr. and Mrs. Caudle.

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

(7) The bank loan we previously had with Crestmark Bank dated May 28, 2019, later known as Pathward Bank, was paid off by Michael Murphy in December 2023, a related party who had guaranteed the loan. The loan balance and accrued interest and fees totaling $440,363 thus assumed by Mr. Murphy and were included into an Adoption and Modification of Business Term Loan Agreement dated November 7, 2024 (“Murphy Adoption Agreement”). The terms and conditions of the Murphy Adoption Agreement were that the Murphy Adoption Agreement would simulate terms and conditions of the agreement with Crestmark Bank but that only interest would be paid until July 1, 2025, at which time principal and interest will be paid in a manner reasonably satisfactory to the Mr. Murphy. The bank loan is collateralized by the assets of the Company and guaranteed by the Company’s CEO Stephen Thomas. The loan at September 30, 2024 has a principal balance of $397,000 and accrued interest of $43,081. Interest is accrued based on prime plus 6% annually or 14.0% as of September 30, 2024.

The other shareholder debt represents funds given to TPTG or subsidiaries by officers and managers of the Company as working capital. There are no written terms of repayment or interest that is being accrued to these amounts and they will only be paid back, according to management, if cash flows support it. They are classified as current in the balance sheets.

TROUBLED DEBT RESTRUCTURING

On June 11, 2019, the Company consummated a Securities Purchase Agreement with EMA Financial, LLC. (“EMA”) for the purchase of a $250,000 Convertible Promissory Note (“EMA Convertible Promissory Note”). The EMA Convertible Promissory Note was due June 11, 2020, paid interest at the rate of 12% (principal amount increases 200% and interest rate increases to 24% under default) per annum and gave the holder the right from time to time to convert all of the outstanding balance into common stock of the Company limited to 4.99% of the outstanding common stock of the Company. The conversion price was 55% multiplied by the lowest traded price for the common stock during the previous 25 trading days prior to the applicable conversion date. Prior to December 31, 2020, EMA converted $35,366 of principal into 147,700,000 shares of common stock of the Company. 1,000,000 warrants were issued in conjunction with the issuance of this debt expired during the nine months ended September 30, 2024.

Dated May 14, 2024, the Company and EMA entered into a Settlement Agreement and Release (“EMA Settlement”) whereby the Company agrees to pay EMA $451,765 (“Settlement Amount”), and any accrued interest thereon at 6%, from proceeds of the Company’s financing related to an intended uplist to a major stock exchange. The Company is to notify EMA of the uplist and within 10 business days allow EMA to elect for payment in cash, which is to be at 116% of amounts outstanding at that time, or the option to convert any outstanding amounts to tradeable common stock of the Company. The conversion price would be 75% of the 30-day average market closing price of the Company’s common stock for the previous thirty business days. Conversion can take place at the earlier of the uplist or January 1, 2025. A default judgement was agreed to by the Company which would allow EMA to file for default judgement under any default under the EMA Settlement for the Settlement Amount and accrued interest at 24%. As such, the principal and accrued interest balances owning to EMA at September 30, 2024 is $524,048 and $49,694, respectively.

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

The Company recognized a gain on troubled debt restructuring during the nine months ended September 30, 2024 in relation to the EMA Settlement of $3,938,347. This is comprised of a reversal of accrued interest of $523,360 and a reduction in the derivative liability related to the EMA Debt of $3,414,987 when current terms of the EMA Settlement are compared to the original terms and balances as of the settlement date. The $3,938,347 is included in the overall gain on troubled debt restructuring for the nine months ended September 30, 2024 of $4,681,075. The remaining balance of $742,728 relates to excess amounts recorded for accrued tower and other payments and the NPV of future lease liability amounts compared to terms of the American Tower Settlement Agreement. Basic EPS was effected by $0.00 as a result of these gains. See Note 8.

	Accrued Interest Before	Accrued Interest After	Derivative Balance Before	Derivative Balance After	Accrued Tower and Other Payables Before	Accrued Tower and Other Payables After	NPV of Future Lease Payments Before	NPV of Future Lease Payments After
EMA	$523,360	—	3,594,723	179,736	—	—	—	—
American Tower	—	—	—	—	2,385,634	2,085,000	601,865	159,771
Vertical Bridge	—	—	—	—	281,268	210,000	—	—

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

The derivative liability as of September 30, 2024, in the amount of $3,794,973 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2024.

DERIVATIVE LIABILITIES
Balance, December 31, 2022	$4,822,398
Change in derivative liabilities from new notes payable	561,164
Change in derivative liabilities from conversion of notes payable	(170,371)
Change in fair value of derivative liabilities at end of period – derivative expense	5,377,163
Balance, December 31, 2023	$10,590,354
Change in derivative liabilities from new notes payable	237,410
Change in derivative liabilities from conversion of notes payable and other	(981,950)
Change in derivative liabilities from trouble debt restructuring	(3,414,987)
Change in fair value of derivative liabilities at end of period – derivative gain	(2,635,854)
Balance, September 30, 2024	$3,794,973

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

As of September 30, 2024, the Company marked to market the fair value of the debt derivatives and determined a fair value of $3,794,913 ($3,771,538 from the convertible notes and $23,375 from warrants) in Note 5 (2) above. The Company recorded an gain from change in fair value of debt derivatives of $2,950,214 for the nine months ended September 30, 2024. The fair value of the embedded derivatives was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 333.40% to 532.50%, (3) weighted average risk-free interest rate of 3.66% to 4.38% (4) expected life of 0.13 to 2.33 years, and (5) the quoted market price of $0.003 for the Company’s common stock.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of September 30, 2024, we had authorized 100,000,000 shares of Preferred Stock, of which certain shares had been designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock.

All Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Series A Convertible Preferred Stock

The Company designated 1,000,000 shares of Preferred Stock as Series A Preferred Stock. In February 2015, the Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock to Stephen Thomas, Chairman, CEO and President of the Company, valued at 3,117,000 for compensation expense. These shares are outstanding as of September 30, 2024.

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

There are 2,588,693 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2024.

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

There are no shares of Series C Convertible Preferred Stock outstanding as of September 30, 2024. There are approximately $553,100 in convertible notes payable convertible into Series C Convertible Preferred Stock which compromise some of the common stock equivalents calculated in Note 1.

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

During the nine months ended September 30, 2024, 21,000 shares were converted to 400,000,000 common shares in accordance with the terms of the Series D designation. As of September 30, 2024, there are 25,649 Series D Preferred shares outstanding.

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

During the nine months ended September 30, 2024, 117,709 shares were converted to 2,242,079,238 common shares in accordance with the terms of the Series E designation.   In addition, $1,118,254 of accounts payable was converted to 223,651 of Series E Preferred Stock.  As of September 30, 2024, there are 2,149,449 Series E Preferred shares outstanding as a result of exchanges of accounts payable, financing arrangements and lease agreements.

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

Mr. Jones received $375,000 of stated value of TPT Global Tech Series F Preferred Shares, $5.00 per share, or 75,000 shares as compensation for services considered rendered as Executive Vice President of Business Development and In-House Counsel.   The Series F shares were valued by a third party valuation specialist resulting in a $5.04 valuation and $378,000 being recorded in the statement of operations for the nine months ended September 30, 2024 as consulting expenses for this agreement.

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

During the nine months ended September 30, 2024, 200,000 shares were issued in accordance with the terms of the Series G designation. As of September 30, 2024, there are 200,000 Series G Preferred shares outstanding.

The Series D Preferred Stock is classified as mezzanine equity as a result of the Company not having enough authorized common shares to be able to issue common shares upon their conversion.

Common Stock

On January 17, 2024, the Board of Directors of the Company in accordance with the provisions of the Articles of Incorporation, as amended, and by-laws of the Company amended the Articles of Incorporation to increase the authorized number of common shares by Ten Billion Five Hundred Million (10,500,000,000) which increased the total authorized common shares to Fifteen Billion (15,000,000,000) with all common shares having the then existing rights powers and privileges as per the existing amended Articles of Incorporation and Bylaws of the Company. As of September 30, 2024, we had authorized 15,000,000,000 shares of Common Stock, of which 6,616,124,879 common shares are issued and outstanding. See Subsequent Events at Note 12.

Common Stock Issued for Conversion of Debt

During the nine months ended September 30, 2024, the Company issued 1,517,410,731 common shares valued at $585,678 for $402,366 of principal, interest, penalties and fees and recorded a gain on extinguishment of $799,266.

During the nine months ended September 30, 2023, the Company issued 571,848,487 common shares valued at $917,088 for $655,324 of principal, interest, penalties and fees and recorded a gain on extinguishment of $466,380. In addition, $728,143 of derivative liabilities were eliminated with these conversions

During the nine months ended September 30, 2024, 21,000 shares of Series D Preferred Stock and 117,709 shares of Series E Preferred Stock converted to 2,642,079,238 common shares in accordance with the terms of the Series D and Series E designations.

Subscription Payable (Receivable)

As of September 30, 2024, the Company has recorded $(3,265) in stock subscription payable, which equates to the fair value on the date of commitment, of the Company’s commitment to issue the following common shares:

Shares receivable under terminated acquisition agreement	(3,096,181)
Net commitment	(3,096,181)

Effective November 1, 2017, the Company entered into an agreement to acquire Hollywood Rivera, LLC and HRS Mobile LLC (“HRS”). In March 2018, the HRS acquisition was rescinded and 3,096,181 shares of common stock which were issued as consideration are being returned by the recipients. As such, as of September 30, 2024 and December 31, 2023 the shares for the HRS transaction are reflected as subscriptions receivable based on their par value.

Warrants Issued with Convertible Promissory Notes

As of September 30, 2024, the following warrants were issued in relation to the issuance of convertible promissory notes and are outstanding:

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
	128,116,666

The warrants issued under these convertible promissory notes were considered derivative liabilities valued at $23,375 of the total $3,794,973 derivative liabilities as of September 30, 2024. See Note 5.

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

Agreement to Convert Debt

On July 31, 2023, the Company and Michael Murphy, shareholder and debt holder, entered into a Conversion Shares Purchase Agreement by which Mr. Murphy has agreed to an automatic conversion of his outstanding principal debt, as well as related accrued interest if elected by Mr. Murphy, into shares of the Company’s Series E Preferred Stock or an equity stock that subsequent to the agreement the Company may have issued to any party that has favorable terms to the Series E Preferred Stock, upon the Company’s intended uplist to a major exchange in conjunction with its capital raise through the capital markets.  This principal amount is $3,296,037 as of September 30, 2024. This Agreement to Convert Debt to Series E Preferred Stock created an extinguishment of the underlying debt that, given the terms created a conversion feature which created a derivative liability valued by a third party in the amount of $821,555 at inception and $808,413 at September 30, 2024, which is included in the derivative liability on the balance sheet as of September 30, 2024.

On September 6, 2024, the Company and Cavalry Fund agreed to a Conversion Agreement (“Cavalry Conversion Agreement”) whereby Cavalry Fund I agreed to convert to the Company’s Series E Preferred Stock any remaining principal, interest, penalties and other fees related to the Cavalry Fund I Note and the fair value of related warrants outstanding upon a successful uplisting of the Company to a major U.S. stock exchange if done by March 31, 2025.  Balances Outstanding related to the Cavalry Fund I Note as of September 30, 2024 were principal of $826,833 and accrued interest of $563,249.

On July 25, 2024, the Company and FirstFire Global Opportunities Fund LLC agreed to convert any remaining balances of principal, accrued interest and other fees, but excluding penalties which will be forgiven, under Convertible Notes issued to the Company in the original principal amounts of $1,087,000 dated October 6, 2021, $330,000.00 dated February 9, 2023 and $83,333.34 dated May 14, 2024 (the "FirstFire Convertible Notes") and the fair value of any warrants to purchase shares of TPT Global Tech, after full initial payment of $750,000, if elected, into shares of Series E Preferred Stock upon an uplisting to a major US stock exchange.  Balance of principal and accrued interest under the FirstFire Convertible Notes as of September 30, 2024 are $1,295,957, $688,050 and $83,680, respectively.

Non-Controlling Interests

QuikLAB Mobile Laboratories

In July and August 2020, the Company formed Quiklab 1 LLC, QuikLAB 2, LLC, QuikLAB 3, LLC and QuikLAB 4, LLC. QuikLAB 4, LLC was subsequently dissolved. It was the intent to use these entities as vehicles into which third parties would invest and participate in owning QuikLAB Mobile Laboratories. As of September 30, 2024, Quiklab 1 LLC, QuikLAB 2, LLC and QuikLAB 3, LLC have received an investment of $470,000, of which Stephen Thomas and Rick Eberhardt, CEO and COO of the Company, have invested $100,000 in QuikLAB 2, LLC. During 2021, one investor entered into an agreement at their request, to have their investment returned. $10,000 of this investment was returned with the remaining $60,000 being reclassified to an accounts payable in the balance sheet as of September 30, 2024.

The third party investors and Mr. Thomas and Mr. Eberhart, will benefit from owning 20% of QuikLAB Mobile Laboratories specific to their investments. The Company owns the other 80% ownership in the QuickLAB Mobile Laboratories. The net loss attributed to the non-controlling interests from the QuikLAB Mobile Laboratories included in the statement of operations for the nine months ended September 30, 2024 and 2023 is $0 and $12, respectively.

Other Non-Controlling Interests

TPT Strategic, Air Fitness and TPT Asia are other non-controlling interests in which the Company owns 0%, 75%, and 78%, respectively. There is little activity in any of these entities. The net loss attributed to these non-controlling interests included in the statement of operations for the nine months ended September 30, 2024 and 2023 is $6,000 and $9,376, respectively.

As a result of the Agreement and Plan of Merger among TPT SpeedConnect and Asberry 22 Holdings, net income of 14% or $41,796 was accounting for as a noncontrolling interest in the statement of operations for the nine months ended September 30, 2024.

Standby Equity Commitment Agreement

On February 14, 2024, the Company entered into a Standby Equity Commitment Agreement, dated February 14, 2024 (the "SECA") with MacRab LLC, a Florida limited liability company (the "MacRab"). The SECA provides the Company with an option to sell up to $3,000,000 worth of the Company's common stock to MacRab, in increments, over the period ending twenty-four (24) months after the date that a related registration statement is deemed effective by the U.S. Securities and Exchange Commission, pursuant to the terms and conditions contained in the SECA. The purchase price per share, for each respective put under the SECA, is equal to 90% of the average of the two (2) lowest volume weighted average prices of the Common Stock during the six (6) trading days following the clearing date associated with the respective put under the SECA. The Company will pay a finders fee on each increment drawn of up to 8% in cash and 8% in restricted common shares of the Company. There has been no activity under this SECA through September 30, 2024. See Subsequent Events at Note 12.

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

Mr. Foreman will receive $500,000 USD, payable in TPT equity stock as compensation for consultant services as President of the TPT Global Tech dba TPT Media and Entertainment Division for which $100K USD of those service have been considered rendered. TPT equity stock shall mean common or preferred stock as created, or which may exist, by TPT Global Tech and agreed to by Mr. Foreman. The remaining payment will be rendered upon a successful Launch of the VuMe Boxing division or a successful strategic partnership, branding, marketing, distribution or Network affiliation agreement. Once first bridge financing has been raised Mr. Foreman will receive $7,500 per month as a consultant fee until additional capital has been raised to move consultant to W2 employment status with full employee benefits and the participation in the company’s employee stock option plan. At this stage Mr. Foreman will enter into a full company employment agreement. $100,000 has been included in the statement of operations for the nine months ended September 30, 2024 for this agreement.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Accounts Payable and Accrued Expenses

Accounts payable:	2024	2023
Related parties (1)	$1,023,943	$1,308,051
General operating	6,649,302	5,904,686
Accrued interest on debt (2)	3,800,514	3,002,630
Credit card balances	149,627	148,568
Accrued payroll and other expenses	2,223,320	1,911,997
Taxes and fees payable	633,357	642,640
Total	$14,480,063	$12,918,572

 _______________

(1)	Relates to amounts due to management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end.
(2)	Portion relating to related parties is $1,299,771 and $1,092,944 for September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024 and December 31, 2023, operating lease right-of-use assets arising from operating leases were $0 and $0, respectively. During the nine months ended September 30, 2024, cash paid for amounts included for the measurement of lease liabilities was $94,963 and the Company recorded lease expense in the amount of $923,992 in cost of sales.

The Company entered an operating agreement to lease a colocation space for 5 years. This operating agreement started October 1, 2020 for $7,140 per month. In addition, the Company entered into office space for Blue Collar which started April 2021 and runs for 3 years beginning at an average of $4,150 for the first six months, $8,300 for twelve months, $8,549 for the next twelve months and $8,805 for the following twelve months. All other lease agreements for office space are under lease agreements for one year or less.

See Note 5 disclosure related to troubled debt restructuring for operating leases related to American Tower.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of September 30, 2024.

2024	7,004,052
2025	593,539
2026	228,481
2027	73,505
2028	7,058
Thereafter	62,118
Total operating lease liabilities	7,968,753
Amount representing interest	(221,188)
Total net present value	$7,747,565

Office lease used by CEO

The Company entered into a lease of 12 months or less for living space which is occupied by Stephen Thomas, Chairman, CEO and President of the Company. Mr. Thomas lives in the space and uses it as his corporate office. The Company has paid $22,500 and $22,500 in rent and utility payments for this space for the nine months ended September 30, 2024 and 2023, respectively.

Financing lease obligations

Future minimum lease payments are as follows:

2024	$759,901
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total financing lease liabilities	759,901
Amount representing interest	—
Total future payments (1)	$759,901

____________________

(1)	Included is a Telecom Equipment Lease is with an entity owned and controlled by shareholders of the Company and was due August 31, 2020, as amended.

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

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc. The claim derives from an outstanding debt by incurred by Copperhead Digital. The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid. The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030 plus interest, costs and attorney fees. The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of September 30, 2024 for this subsidiary payable.

We have been named in a lawsuit by Vertical Bridge and several of its related entities (“Vertical Bridge”). The claim derived from an outstanding debt or unpaid tower lease payments. The Company was communicating with opposing counsel for negotiations of the claims which amounted to approximately $1,200,000, including payment due for all future tower payments not yet incurred under various tower lease agreements. On September 26, 2024, the Company and Vertical Bridge entered into a Settlement Agreement to be paid of $210,000 in three payments ending August 30, 2026. Default under the Settlement Agreement falls under a Confession of Judgement for $210,000, or lessor for any amounts previously paid. The Company recognized a gain of $71,268 which is accounted for in the statement of operations as troubled debt restructuring for the nine months ended September 30, 2024. See Note 5.

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

In total, lawsuits are being threatened or have been put forth by vendors in relation to tower lease payments in accordance with tower lease agreements that were entered into. The claims are currently being investigated or negotiated and the amount in controversy being claimed is approximately $3,718,378 which the Company has accounted for $4,338,704 in its consolidated balance sheet as of September 30, 2024.

We have been named in lawsuits by three merchant debt companies, Mr. Advance, CLOUDFUND and Fox Capital versus TPT SpeedConnect and TPT for non-payment under the debt agreements for which the companies received judgements against the TPT SpeedConnect and TPT.  The judgements totaled $633,264, including legal and other fees for which the Company had $624,531 recorded in Debt Financing Agreements of which $87,065 was remitted to Mr. Advance during 2023 leaving an accrued balance of $537,466 as of September 30, 2024.  We are in negotiations with these companies to restructure payment and work out acceptable terms.  Management believes it will not have to pay more than what it has recorded in accounts payable.

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

Customer Contingencies

The Company has collected $338,725 from one customer in excess of amounts due from that customer in accordance with the customer’s understanding of the appropriate billings activity. The customer has filed a written demand for repayment by the Company of these amounts. Management believes that the customer agreement allows them to keep the amounts under dispute. Given the dispute, the Company has reflected the amounts in dispute as a customer liability on the consolidated balance sheet as of September 30, 2024 and December 31, 2023.

Stock Contingencies

The Company has convertible debt, preferred stock, options and warrants outstanding for which common shares would be required to be issued upon exercise by the holders. As of September 30, 2024, the following shares would be issued:

Convertible Promissory Notes	67,551,379,752
Series A Preferred Stock (1)	282,192,209,753
Series B Preferred Stock	2,588,693
Series D Preferred Stock (2)	1,192,976,744
Series E Preferred Stock (3)	99,974,372,093
Series F Preferred Stock (4)	3,488,372,093
Series G Preferred Stock (5)	9,302,325,581
Stock Options and Warrants	128,116,666
463,832,341,376

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

(5)

Holders of the Series G Preferred Stock may decide after 12 months to convert to common stock @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00. There is also an automatic conversion of the Series G Preferred Stock without consent of holders upon any national exchange listing approval and the registration effectiveness of common stock underlying the conversion rights. The automatic conversion to common from Series G Preferred shall be @ 75% of the 30 day average market closing price (for previous 30 business days) divided into $5.00.

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

NOTE 9 – RELATED PARTY ACTIVITY

Accounts Payable and Accrued Expenses

There are amounts outstanding due to related parties of the Company of $1,023,943 and $1,308,051, respectively, as of September 30, 2024, and December 31, 2023 related to amounts due to employees, management and members of the Board of Directors according to verbal and written agreements that have not been paid as of period end which are included in accounts payable and accrued expenses on the balance sheet. See Note 8.

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

The following tables present summary information by segment for the three months ended September 30, 2024 and 2023, respectively:

2024
	TPT Speed Connect	Blue Collar	TPT MedTech and QuikLabs	Corporate and other	Total
Revenue	$123,241	11,815	-	1,645	$136,701
Cost of revenue	$(62,348)	(47,883)	-	(2,007)	$(112,238)
Net income (loss)	$138,547	(166,399)	-	1,887,783	$1,887,783
Derivative gain (expense)	$-	-	-	2,816,886	$2,816,886
Gain (expense) on extinguishment of debt	$-	-	-	(44,135)	$(44,135)
Interest expense	$(54,066)	(2,783)	-	(324,939)	$(381,788)
Total assets	$17,606	(4,001)	4,054	1,140,647	$1,158,306

35

2023
	TPT Speed Connect	Blue Collar	TPT MedTech and QuikLabs	Corporate and other	Total
Revenue	$800,617	79,063	-	43,571	$923,251
Cost of revenue	$(698,781)	(3,642)	-	(37,009)	$(739,513)
Net income (loss)	$(372,794)	(72,359)	(20)	(638,722)	$(1,083,895)
Depreciation and amortization	$-	-	-
Derivative gain (expense)	$-	-	-	1,010,972	$1,010,972
Gain (loss) on debt extinguishment	$-	-	-	(687,705)	(687,705)
Interest expense	$-	(2,592)	-	(410,143)	$(412,735)
Total assets	$23,968	89,486	3,816	15,550	$132,820

The following tables present summary information by segment for the nine months ended September 30, 2024 and 2023, respectively:

2024
	TPT Speed Connect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$643,996	333,131	-	4,976	$982,103
Cost of sales	$(919,168)	(174,826)	-	2,966	$(1,096,960)
Net income (loss)	$18,725	(294,190)	-	3,817,231	$3,541,766
Derivative gain (expense)	$-	-	-	2,635,854	$2,635,854
Gain on extinguishment of debt	$-	-	-	799,266	$799,266
Interest expense	$(608,335)	(8,296)	-	(1,160,650)	$(1,777,281)
Total assets	$17,606	(4,001)	4,054	1,140,647	$1,158,306

2023
	TPT SpeedConnect	Blue Collar	TPT MedTech and QuikLABS	Corporate and other	Total
Revenue	$2,717,230	243,592	-	47,044	$3,007,866
Cost of sales	$(1,640,456)	(82,281)	-	(60,606)	$(1,783,343)
Net income (loss)	$335,823	(334,081)	(1,625)	(3,920,072)	$(3,919,955)
Depreciation and amortization	$-	-	-	(2,454)	$(2,454)
Derivative gain (expense)	$-	-	-	363,089	$363,089
Gain on debt extinguishment	$-	-	-	(355,175)	$(355,175)
Interest expense	$(42,355)	(9,920)	-	(1,288,137)	$(1,340,412)
Total assets	$23,968	89,486	3,816	15,550	$132,820

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

Operating results for IST for the three and nine months ended September 30, 2024 and 2023 were the following:

	Three months ended September 30, 2024	Nine months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2023
Revenue	$-	-	288,796	$1,090,047
Cost of Sales	-	-	(89,218)	(616,616)
Gross Profit	-	-	199,578	473,431
Expenses	-	-	(81,851)	(447,181)
Interest Expense	-	-	(10,089)	(26,807)
Income taxes	-	-	-	-
Net Income (loss)	$-	-	107,639	$(557)

Net cash flows for the nine months ended September 30, 2023, for discontinued operations is the following.

Net loss	$(557)
Depreciation	91
Change in current assets and liabilities:
Accounts receivable	(23,362)
Prepaid expenses and other	27,519
Accounts payable	55,381
Net cash flows from operating activities of discontinued operations	4,034

Net cash used in financing activities of discontinued operations
Proceeds from notes receivable	8,455
Proceeds from bank overdraft	7,367
Advances on notes receivable – related party	(31,722)
Payments on notes payable	(16,805)
Net cash used for financing activities of discontinued operations	(32,705)
Net change in cash of discontinued operations:	(28,671)
Beginning cash balance	28,671
Ending cash balance	0

NOTE 12 – SUBSEQUENT EVENTS

AUTHORIZED COMMON SHARE INCREASE

On October 21, 2024, the Board of Directors of the Company in accordance with the provisions of the Articles of Incorporation, as amended, and by-laws of the Company amended the Articles of Incorporation to increase the authorized number of common shares by Ten Billion (10,000,000,000) which increased the total authorized common shares to Twenty Five Billion (25,000,000,000) with all common shares having the then existing rights powers and privileges as per the existing amended Articles of Incorporation and Bylaws of the Company.

STANDBY EQUITY COMMITMENT AGREEMENT

On February 14, 2024, the Company entered into a Standby Equity Commitment Agreement, dated February 14, 2024 (the "SECA") with MacRab LLC, a Florida limited liability company (the "MacRab"). The SECA provides the Company with an option to sell up to $3,000,000 worth of the Company's common stock to MacRab, in increments, over the period ending twenty-four (24) months after the date that a related registration statement is deemed effective by the U.S. Securities and Exchange Commission, pursuant to the terms and conditions contained in the SECA. See Note 7. Subsequent to September 30, 2024, the Company exercised a put under the SECA for which the Company issued 48,680,175 of its shares of common stock and received $3,510, net of fees and expenses.

On December 26, 2024, Asberry 22 Holdings, Inc., a majority owned subsidiary of the Company, agreed to purchase the assets, liabilities, intellectual property, and technology of Gadgets Lord LLC DBA SwiftNet (“SwiftNet”) relating to Shopify (“SwiftNet Agreement”).   Asberry agreed to pay SwiftNet $500,000 in terms of a $50,000 deposit in cash by January 20, 2025, with the remaining $450,000 to be paid through a promissory note.  SwiftNet can either choose to accept monthly installment payments or be paid in a single payment of $450,000.  Part of the SwiftNet Agreement is that there must be an audit based on SEC accounting standards of SwiftNet.  Closing can occur prior to the end of the SEC audit if both parties agree.  Asberry and the Company anticipate raising money for this purchase through capital raising.  To date, the deposit has not been made, and the closing has not occurred.  Both parties are discussing an amendment to the SwiftNet Agreement to make the purchase work.

OTHER INCOME

Subsequent to September 30, 2024, the Company received $794,067, net fees and expenses, from the sale of IP addresses it no longer used in its operating activities.

DEBT CONVERSIONS TO STOCK

Subsequent to September 30, 2024,1800 Diagonal exercised their rights to convert $54,000 of principal amounts into 692,307,692 of shares of common stock.

CUMULATIVE DIVIDENDS

The Board of Directors granted cumulative dividends on its Preferred Stock Series D, E, F and G effective December 31, 2024 cumulative to inception of any shares issued.  The Preferred Stock bear dividends, at 6% for Series D and E, 2% for Series F and 4% for Series G in accordance with each respective Certificate of Designation. The dividend is annually, cumulative and based upon a purchase price of $5.00 per share, payable in cash or common stock at market value, at the discretion of the Board, on or about December 31 of each year, from the date of issue. Payment in cash may be made on or before January 31 following, at the discretion of the Board.  The cumulative dividend as calculated would be approximately $1,790,000 but may change slightly as the numbers are verified but should not be significantly different and is being negotiated with the Preferred Stockholders to be paid in Series E Preferred Stock or equivalent.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2024, we had an accumulated deficit totaling $113,785,972. This raises substantial doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

During the three months ended September 30, 2024, we recognized total revenues of $136,701 compared to the prior period of $923,251. The decrease is largely attributable to the decrease in internet customers from attrition and the discontinuance of unprofitable operating locations.

Gross profit for the three months ended September 30, 2024 was $24,463 compared to $183,738 for the prior period. The decrease is largely attributable to the change in internet customers. Gross profit percentage decreased to 18% from 20% due to the decrease in revenues while still having tower lease commitments in place.

During the three months ended September 30, 2024, we recognized $717,321 in operating expenses compared to $1,418,430 for the prior period. The change was in large part attributable to legal expense in the prior year for the acquisition of ASHI and fewer employees, from layoffs and terminations, as a result of the decrease in revenues offset by additional consulting expenses in the current period.

Derivative gain of $2,816,886 and $1,010,972 results from the accounting for derivative financial instruments during the three months ended September 30, 2024 and 2023, respectively.

The loss on extinguishment of debt of $44,135 and $687,705 for the three months ended September 30, 2024 and 2023, respectively, results from the conversion of convertible debt to common stock.

Interest expense for the three months ended September 30, 2024 was $381,788 comparable to the prior period of $412,735.

During the three months ended September 30, 2024 and 2023, we recognized a net income of $1,887,783 and ($1,083,895), respectively. The difference mainly is activity related to the derivative gains.

For the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

During the nine months ended September 30, 2024, we recognized total revenues of $982,103 compared to the prior period of $3,007,866. The decrease is largely attributable to the decrease in internet customers from attrition and the discontinuance of unprofitable operating locations.

Gross profit (loss) for the nine months ended September 30, 2024 was ($114,857) compared to $1,224,523 for the prior period. The decrease is largely attributable to the change in internet customers. Gross profit (loss) percentage decreased to (12%) from 41% due to the decrease in revenues while still having tower lease commitments in place.

During the nine months ended September 30, 2024, we recognized $3,048,523 in operating expenses compared to $4,318,017 for the prior period. The decrease was in large part attributable to legal expense in the prior year for the acquisition of ASHI and fewer employees, from layoffs and terminations, as a result of the decrease in revenues, partially offset by additional consulting expenses in the current period.

Derivative gains of $2,635,854 and $363,089 results from the accounting for derivative financial instruments during the nine months ended September 30, 2024 and 2023, respectively.

Troubled debt restructuring of $4,752,343 results from legal settlement agreements during the current period.

The gain (loss) on extinguishment of debt of $799,266 and ($355,175) for the nine months ended September 30, 2024 and 2023, respectively, results from the conversion of convertible debt to common stock.

Interest expense for the nine months ended September 30, 2024 was $1,777,281 compared to the prior period of $1,340,412. The increase came from interest being accrued on tower payments payable during the quarter.

During the nine months ended September 30, 2024, we recognized net income of $3,541,766 versus a loss of ($3,919,955) for the prior period. The difference mainly is activity related to derivative expense and a gain of $4,752,343 relating to trouble debt restructuring for the current period.

LIQUIDITY AND CAPITAL RESOURCES

We incurred $3,541,766 and ($3,919,955), respectively, in net income and net loss, and we used $459,252 and $442,135, respectively, in cash for operations for the nine months ended September 30, 2024 and 2023. We calculate the net cash used by operating activities by decreasing, or increasing in case of gain, our let loss by those items that do not require the use of cash such as depreciation, amortization, research and development, derivative expense or gain, gain on extinguishment of debt and share-based compensation which totaled to a net ($7,337,932) for 2024 and $1,170,540 for 2023.

In addition, we report increases and reductions in liabilities as uses of cash and decreases assets and increases in liabilities as sources of cash, together referred to as changes in operating assets and liabilities. For the nine months ended September 30, 2024, we had a net change in our assets and liabilities of $3,336,914 primarily from an increase in accounts payable from lag of payments for accounts payable for cash flow considerations and increase in prepaid expenses. For the nine months ended September 30, 2023 we had a net change to our assets and liabilities of $2,303,246 for similar reasons.

Cash flows from financing activities were $456,739 and $382,505 for the nine months ended September 30, 2024 and 2023, respectively. These cash flows were generated primarily from proceeds from convertible notes and notes payable from related parties.

Cash flows used in investing activities were $0 and $0, respectively, for the nine months ended September 30, 2024 and 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have been named in a lawsuit by a collection law firm on behalf of Pinnacle Towers LLC and Crown Atlantic Company Inc., against TPT Global Tech, Inc. The claim derives from an outstanding debt by incurred by Copperhead Digital. The lawsuit is over unpaid rent that should have been paid by Copperhead Digital but was not paid. The Company believes it has several defenses to this claim and is in the process of communicating with opposing counsel for dismissal of the claims which amount to $386,030 plus interest, costs and attorney fees. The Company has accounted for approximately $600,000 in payables on its consolidated balance sheet as of September 30, 2024 for this subsidiary payable.

We have been named in a lawsuit by Vertical Bridge and several of its related entities (“Vertical Bridge”). The claim derived from an outstanding debt or unpaid tower lease payments. The Company was communicating with opposing counsel for negotiations of the claims which amounted to approximately $1,200,000, including payment due for all future tower payments not yet incurred under various tower lease agreements. On September 26, 2024, the Company and Vertical Bridge entered into a Settlement Agreement to be paid of $210,000 in three payments ending August 30, 2026. Default under the Settlement Agreement falls under a Confession of Judgement for $210,000, or lessor for any amounts previously paid. The Company recognized a gain of $71,268 which is accounted for in the statement of operations as troubled debt restructuring for the nine months ended September 30, 2024. See Note 5.

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

In total, lawsuits are being threatened or have been put forth by vendors in relation to tower lease payments in accordance with tower lease agreements that were entered into. The claims are currently being investigated or negotiated and the amount in controversy being claimed is approximately $3,718,378, which the Company has accounted for $4,338,704 in its consolidated balance sheet as of September 30, 2024.

We have been named in lawsuits by three merchant debt companies, Mr. Advance, CLOUDFUND and Fox Capital versus TPT SpeedConnect and TPT for non-payment under the debt agreements for which the companies received judgements against the TPT SpeedConnect and TPT. The judgements totaled $633,264, including legal and other fees for which the Company had $624,531 recorded in Debt Financing Agreements of which $87,065 was remitted to Mr. Advance during 2023 leaving an accrued balance of $537,466 as of September 30, 2024. We are in negotiations with these companies to restructure payment and work out acceptable terms. Management believes it will not have to pay more than what it has recorded in accounts payable.

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

2024 CONVERSIONS

	DATE	PRINCIPAL	ACCRUED INT & FEES	SHARE AMOUNTS	PRICE PER SHARE
FirstFire Global	2/28/2024	87,500	—	125,000,000	0.0007
	5/16/2024	98,000	—	140,000,000	0.0007
		185,500	—	265,000,000

1800 Diagonal	1/2/2024	26,000	—	115,555,556	0.000225
	1/8/2024	26,000	—	115,555,556	0.000225
	2/5/2024	12,136	—	53,938,933	0.000225
	5/13/2024	19,520	—	80,000,000	0.000244
	5/28/2024	28,180	—	153,989,071	0.000183
	5/30/2024	28,180	—	153,989,071	0.000183
	6/3/2024	30,990	—	169,344,262	0.000183
	6/7/2024	22,410	—	130,752,568	0.000171
	8/12/2024	8,450	—	65,000,000	0.000130
	9/26/2024	15,000	—	214,285,714	0.000070
	10/9/2024	18,000	—	138,461,538	0.000130
	10/22/2024	18,000	—	276,923,077	0.000065
	11/12/2024	18,000	—	276,923,077	0.000065
		270,866	—	1,944,718,423
Total Conversions 2024		456,366	—	2,209,718,423

2023 CONVERSIONS
	DATE	PRINCIPAL	ACCRUED INT & FEES	SHARE AMOUNTS	PRICE PER SHARE
FirstFire Global	2/14/2023	60,000	—	50,000,000	0.0012
	2/27/2023	78,000	—	65,000,000	0.0012
	3/14/2023	78,000	—	65,000,000	0.0012
	7/24/23	96,000	—	80000000	0.0012
	11/8/2023	102,000	—	85,000,000	0.0012
		414,000	—	345,000,000

Cavalry Investment	1/30/2023	22,000	—	18,333,334	0.0012
	2/17/2023	27,000	—	22,500,000	0.0012
		49,000	—	40,833,334

Cavalry Fund I	1/30/2023	44,000	—	36,666,667	0.0012
	2/17/2023	54,000	—	45,000,000	0.0012
	3/8/2023	33,230	—	36,922,043	0.0009
		131,230	—	118,588,710

1800 Diagonal	1/4/2023	35,000	—	31,818,182	0.0011
	1/6/2023	40,000	—	36,363,636	0.0011
	1/17/2023	50,000	—	41,666,667	0.0012
	1/20/2023	21,094	—	17,577,958	0.0012
	8/10/23	17,000	—	25,000,000	0.0007
	10/31/23	14,000	—	93,333,333	0.00015
	11/7/23	35,530	—	93,500,000	0.00038
	12/18/23	8,000	—	106,666,667	0.000075
	12/20/23	5,625	—	75,000,000	0.000075
	12/26/23	26,000	—	115,555,556	0.000225
		252,249	—	636,481,999

Total Conversions 2023		846,479	—	1,140,904,043

2022 CONVERSIONS
	DATE	PRINCIPAL	ACCRUED INT & FEES	SHARE AMOUNTS	PRICE PER SHARE
FirstFire Global	9/15/2022	59,160	—	17,000,000	0.0035
	10/19/2022	61,875	—	50,000,000	0.0012
	12/14/2022	125,625	—	50,000,000	0.0025
		246,660	—	117,000,000

Talos	9/1/2022	271,750	28,925	40,090,000	0.0075
		271,750	28,925	40,090,000

Blue Lake	9/8/2022	263,585	96,863	48,059,600	0.0075
		263,585	96,863	48,059,600

Cavalry Investment	11/15/2022	18,000	—	15,000,000	0.0012
		18,000	—	15,000,000

Cavalry Fund I	10/25/2022	—	25,000	20,161,290	0.0012
	11/15/2022	36,000	—	30,000,000	0.0012
		36,000	—	50,161,290

1800 Diagonal	11/17/2022	25,000	—	20,833,333	0.0012
	12/22/2022	40,000	—	20,000,000	0.0020
	12/30/2022	25,000	—	22,727,273	0.0011
		90,000	—	63,560,606

Total Conversions 2022		925,995	147,288	333,871,496

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

